Form 10-Q
period 2010-06-30
AMKOR TECHNOLOGY INC
filed 2010-08-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

The number of outstanding shares of the registrant’s Common Stock as of July 30, 2010 was 183,367,298.

(This page intentionally left blank)

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

		Page
		No.

	PART I. Financial Information

Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and 2009	2
	Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and 2009	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35

	PART II. Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 6.	Exhibits	48
Signatures		49
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net sales	$749,165	$506,516	$1,394,903	$895,292
Cost of sales	569,966	404,129	1,078,748	744,866

Gross profit	179,199	102,387	316,155	150,426
Operating expenses:
Selling, general and administrative	66,356	52,445	122,652	102,513
Research and development	12,095	10,035	23,768	20,182

Total operating expenses	78,451	62,480	146,420	122,695

Operating income	100,748	39,907	169,735	27,731

Other (income) expense:
Interest expense	24,410	27,438	46,779	54,015
Interest expense, related party	3,813	3,812	7,625	5,374
Interest income	(847)	(612)	(1,580)	(1,044)
Foreign currency (gain) loss	(421)	5,970	554	(6,098)
Loss (gain) on debt retirement, net	17,807	(7,888)	17,807	(16,884)
Equity in earnings of unconsolidated affiliate	(1,608)	—	(2,709)	—
Other (income) expense, net	(149)	(10)	(390)	49

Total other expense, net	43,005	28,710	68,086	35,412

Income (loss) before income taxes	57,743	11,197	101,649	(7,681)
Income tax (benefit) expense	(1,200)	1,833	(1,367)	4,914

Net income (loss)	58,943	9,364	103,016	(12,595)
Net loss (income) attributable to noncontrolling interests	107	(141)	331	(274)

Net income (loss) attributable to Amkor	$59,050	$9,223	$103,347	$(12,869)

Net income (loss) attributable to Amkor per common share:
Basic	$0.32	$0.05	$0.56	$(0.07)

Diluted	$0.23	$0.05	$0.41	$(0.07)

Shares used in computing per common share amounts:
Basic	183,274	183,036	183,250	183,036
Diluted	282,644	265,846	282,551	183,036

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$437,803	$395,406
Restricted cash	2,679	2,679
Accounts receivable:
Trade, net of allowances	411,273	328,252
Other	15,310	18,666
Inventories	182,288	155,185
Other current assets	47,572	32,737

Total current assets	1,096,925	932,925

Property, plant and equipment, net	1,442,508	1,364,630
Intangibles, net	17,084	9,975
Investments	22,522	19,108
Restricted cash	12,923	6,795
Other assets	101,096	99,476

Total assets	$2,693,058	$2,432,909

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$144,500	$88,944
Trade accounts payable	489,850	361,263
Accrued expenses	169,766	155,630

Total current liabilities	804,116	605,837

Long-term debt	1,049,335	1,095,241
Long-term debt, related party	250,000	250,000
Pension and severance obligations	86,445	83,067
Other non-current liabilities	6,015	9,063

Total liabilities	2,195,911	2,043,208

Commitments and contingencies (see Note 15)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 183,367 in 2010 and 183,171 in 2009	183	183
Additional paid-in capital	1,502,894	1,500,246
Accumulated deficit	(1,018,894)	(1,122,241)
Accumulated other comprehensive income	7,037	5,021
Treasury stock, at cost, 37 shares in 2010	(234)	—

Total Amkor stockholders’ equity	490,986	383,209
Noncontrolling interests in subsidiaries	6,161	6,492

Total equity	497,147	389,701

Total liabilities and equity	$2,693,058	$2,432,909

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$103,016	$(12,595)
Depreciation and amortization	154,406	156,507
Loss (gain) on debt retirement, net	10,562	(16,884)
Other operating activities and non-cash items	(4,697)	5,407
Changes in assets and liabilities	(72,779)	(99,077)

Net cash provided by operating activities	190,508	33,358

Cash flows from investing activities:
Purchases of property, plant and equipment	(142,928)	(69,955)
Proceeds from the sale of property, plant and equipment	1,062	687
Financing lease payment from unconsolidated affiliate	7,767	—
Other investing activities	(9,782)	(3,086)

Net cash used in investing activities	(143,881)	(72,354)

Cash flows from financing activities:
Borrowings under revolving credit facilities	3,261	—
Payments under revolving credit facilities	(34,253)	—
Proceeds from issuance of short-term working capital facility	15,000	15,000
Payments of short-term working capital facility	(15,000)	—
Proceeds from issuance of long-term debt	611,007	100,000
Proceeds from issuance of long-term debt, related party	—	150,000
Payments of long-term debt, net of redemption premiums and discounts	(577,259)	(186,156)
Payments for debt issuance costs	(7,579)	(8,539)
Proceeds from issuance of stock through share-based compensation plans	587	15

Net cash (used in) provided by financing activities	(4,236)	70,320

Effect of exchange rate fluctuations on cash and cash equivalents	6	(346)

Net increase in cash and cash equivalents	42,397	30,978
Cash and cash equivalents, beginning of period	395,406	424,316

Cash and cash equivalents, end of period	$437,803	$455,294

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,945	$60,297
Income taxes	$4,118	$1,327

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2009 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2009 filed on Form 10-K with the SEC on February 24, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. All references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

Treasury Stock.  Treasury stock is acquired by us when certain restricted share awards vest or are forfeited (see Note 3). At the vesting or retirement eligibility date, a participant has a tax liability and, pursuant to the recipient’s award agreement, we withhold restricted shares to satisfy statutory minimum tax withholding obligations. The withheld or forfeited restricted shares are accounted for as treasury stock and carried at cost.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Share-Based Compensation Plans

All of our share-based payments to employees, including grants of employee stock options and restricted shares, are measured at fair value and expensed over the requisite service period (generally the vesting period). The following table presents share-based compensation expense attributable to stock options and restricted shares. There is no deferred income tax benefit in either period.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)

Stock options	$636	$559	$1,259	$1,338
Restricted shares	429	—	734	—

Total share-based compensation expense	$1,065	$559	$1,993	$1,338

The following table presents share-based compensation expense as included in the Consolidated Statements of Operations:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Cost of sales	$6	$38	$13	$94
Selling, general and administrative	921	438	1,741	1,045
Research and development	138	83	239	199

Stock-based compensation expense	$1,065	$559	$1,993	$1,338

Stock Options

The following is a summary of all common stock option activity for the six months ended June 30, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	Per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2009	8,302	$10.35
Granted	120	7.71
Exercised	(105)	5.58
Forfeited or expired	(141)	18.41

Outstanding at June 30, 2010	8,176	$10.23	3.77	$849

Exercisable at June 30, 2010	7,227	$10.41	3.23	$734

Fully vested and expected to vest at June 30, 2010	8,087	$10.25	3.72	$839

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009

Expected life (in years)	6.0	6.0	6.0	5.9
Risk-free interest rate	3.0%	2.3%	3.0%	2.3%
Volatility	71%	74%	71%	76%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$5.00	$2.96	$5.00	$2.70

The intrinsic value of options exercised for the three and six months ended June 30, 2010 was $0.1 million and $0.2 million, respectively. The intrinsic value of options exercised for the three and six months ended June 30, 2009 was nominal. For the six months ended June 30, 2010, cash received for stock option exercises was $0.6 million, while a nominal amount was received in the six months ended June 30, 2009. No tax benefits were realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $4.4 million as of June 30, 2010, which is expected to be recognized over a weighted-average period of 2.1 years beginning July 1, 2010. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

Restricted Shares

In February 2010, we granted 472,000 restricted shares to employees under the 2007 Equity Incentive Plan. The restricted shares vest ratably over 4 years, with 25% of the shares vesting at the end of the first year, and 1/48th each month thereafter, such that 100% of the shares will become vested on the fourth anniversary of the award date, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the restricted shares have not been forfeited earlier, the restricted shares will vest upon the recipient’s death, disability or retirement, or upon a change in control of Amkor. Although ownership of the restricted shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period or to the date on which the recipient becomes retirement eligible, if shorter.

The Equity Incentive Plan provides that when a recipient’s age plus years of service equals or exceeds 75, the recipient will be eligible to voluntarily retire and become fully vested in their restricted shares upon retirement. Consequently, under federal tax law, when a recipient becomes retirement eligible, the employee is immediately taxable on 100% of their restricted shares whether or not the recipient actually retires. Upon the earlier of retirement eligibility or vesting of the restricted shares, the recipient has a tax liability and pursuant to the recipient’s award agreement, a portion of the restricted shares are withheld to satisfy the recipient’s statutory minimum tax withholding obligations. The shares withheld are accounted for as treasury stock at cost, which is determined by the closing stock price per share on the applicable date of vesting or retirement eligibility.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes our restricted share activity for the six months ended June 30, 2010:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at December 31, 2009	—
Awards granted	472	$5.96
Awards vested	(81)	5.96
Awards forfeited	(10)	5.96

Nonvested at June 30, 2010	381	$5.96

Awards vested include 81,000 shares for retirement eligible recipients whose restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. Of those 81,000 shares, 27,488 shares were withheld to satisfy tax withholding obligations and are treated as treasury stock, at a cost of $0.2 million. The unrecognized compensation cost, including a forfeiture estimate, was $1.8 million as of June 30, 2010, which is expected to be recognized over a weighted average period of approximately 3.6 years beginning July 1, 2010. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.	Income Taxes

Our income tax benefit of $1.4 million for the six months ended June 30, 2010 reflects the release of a $5.3 million valuation allowance on net deferred tax assets of a Taiwan subsidiary partially offset by $3.9 million of expense primarily related to income taxes at certain of our foreign operations, foreign withholding taxes and minimum taxes. Our income tax expense reflects the benefit from tax holidays and lower income tax rates in certain foreign jurisdictions. We released the valuation allowance during the three months ended June 30, 2010 because we believe that sufficient positive evidence now exists to support the conclusion it is more likely than not that we will realize the benefits of these deferred tax assets. The positive evidence we considered was: (i) the consistent profitability of these operations over a two year period, which included the recent downturn in the semiconductor industry in late 2008 and 2009; (ii) the increase in profitability experienced in the second quarter of 2010 based on demand for the products from these operations; and (iii) our expectation that we will realize substantially all of the deferred tax assets over the next three years for these operations.

At June 30, 2010, we had U.S. net operating loss carryforwards totaling $381.6 million, which expire at various times through 2030. Additionally, at June 30, 2010, we had $62.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

Our gross unrecognized tax benefits increased from $5.1 million at December 31, 2009 to $5.3 million as of June 30, 2010 primarily because of $1.7 million of additions for contested deductions in a foreign jurisdiction, partially offset by reductions for expired statutes of limitations. All of the June 30, 2010 balance of $5.3 million, if recognized, would affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $3.5 million within the next twelve months related to our eligibility for certain tax incentives in a foreign jurisdiction and the expected resolution of the aforementioned contested deductions. Our

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties and there can be no assurances regarding the outcome of examinations.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Amkor common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and a reduction for treasury stock acquired. The accounting framework for calculating earnings per share includes guidance on unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 3, we granted restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine earnings per share.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options, unvested restricted shares and convertible debt. The basic and diluted EPS amounts are the same for the six months ended June 30, 2009, as a result of the potentially diluted securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income (loss) attributable to Amkor	$59,050	$9,223	$103,347	$(12,869)
Income allocated to participating securities	(123)	—	(215)	—

Net income (loss) available to Amkor common stockholders	58,927	9,223	103,132	(12,869)
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	329	—	659	—
Interest on 6.25% convertible notes due 2013, net of tax	1,592	—	3,185	—
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,032	8,052	—

Net income (loss) attributable to Amkor — diluted	$64,874	$13,255	$115,028	$(12,869)

Weighted average shares outstanding — basic	183,274	183,036	183,250	183,036
Effect of dilutive securities:
Stock options	364	29	333	—
Unvested restricted shares	79	—	41	—
2.5% convertible notes due 2011	2,918	—	2,918	—
6.25% convertible notes due 2013	13,351	—	13,351	—
6.0% convertible notes due 2014	82,658	82,781	82,658	—

Weighted average shares outstanding — diluted	282,644	265,846	282,551	183,036

Net income (loss) attributable to Amkor per common share:
Basic	$0.32	$0.05	$0.56	$(0.07)
Diluted	0.23	0.05	0.41	(0.07)

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Stock options	6,828	8,652	6,828	8,896
2.5% convertible notes due 2011	—	4,355	—	6,142
6.25% convertible notes due 2013	—	13,351	—	13,351
6.0% convertible notes due 2014	—	—	—	41,620

Total potentially dilutive shares	6,828	26,358	6,828	70,009

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	6,828	8,652	6,828	8,869

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable to	Noncontrolling
	Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2009	$383,209	$6,492	$389,701
Comprehensive income:
Net income (loss)	103,347	(331)	103,016
Other comprehensive income:
Pension liablility adjustment, net of tax	149	—	149
Cumulative translation adjustment	1,867	—	1,867

Total other comprehensive income	2,016	—	2,016

Comprehensive income (loss)	105,363	(331)	105,032
Treasury stock acquired through surrender of shares for tax withholdings or forfeitures	(234)	—	(234)
Issuance of stock through employee stock compensation plans	655	—	655
Stock compensation expense	1,993		1,993

Equity at June 30, 2010	$490,986	$6,161	$497,147

Equity at December 31, 2008	$237,139	$6,024	$243,163
Comprehensive loss:
Net (loss) income	(12,869)	274	(12,595)
Other comprehensive loss:
Pension liablility adjustment, net of tax	(4,389)	—	(4,389)
Cumulative translation adjustment	(1,581)	18	(1,563)

Total other comprehensive loss	(5,970)	18	(5,952)

Comprehensive loss	(18,839)	292	(18,547)
Issuance of stock through employee stock compensation plans	15	—	15
Stock compensation expense	1,340	—	1,340

Equity at June 30, 2009	$219,655	$6,316	$225,971

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)

Raw materials and purchased components	$129,117	$119,393
Work-in-process	53,171	35,792

Total inventories	$182,288	$155,185

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)

Land	$106,333	$106,395
Land use rights	19,945	19,945
Buildings and improvements	844,280	832,782
Machinery and equipment	2,554,155	2,382,220
Software and computer equipment	175,782	151,208
Furniture, fixtures and other equipment	20,654	27,030
Construction in progress	27,474	57,775

	3,748,623	3,577,355
Less accumulated depreciation and amortization	(2,306,115)	(2,212,725)

Total property, plant and equipment, net	$1,442,508	$1,364,630

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Six
	Months Ended
	June 30,
	2010	2009
	(In thousands)

Property, plant and equipment additions	$230,825	$51,649
Net change in related accounts payable and deposits	(87,897)	18,306

Purchases of property, plant, and equipment	$142,928	$69,955

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Intangible Assets

Acquired intangibles as of June 30, 2010 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$54,384	$(48,705)	$5,679
Customer relationships	22,483	(11,078)	11,405

Total intangibles	$76,867	$(59,783)	$17,084

In May 2010, we executed new supply and technology development agreements with a customer which require us to make approximately $9.5 million of cash payments of which $3.6 million was paid in the three months ended June 30, 2010, and the balance was recorded as a liability at June 30, 2010. Approximately $8.0 million was recorded as a customer relationship intangible asset, and $1.5 million was recorded as technology rights.

Acquired intangibles as of December 31, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$53,059	$(48,214)	$4,845
Customer relationships	14,483	(9,353)	5,130

Total intangibles	$67,542	$(57,567)	$9,975

Amortization of identifiable intangible assets for the three months ended June 30, 2010 and 2009 was $1.3 million and $1.7 million, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2010 and 2009 was $2.5 million and $4.5 million, respectively. Based on the amortizing assets recognized in our balance sheet at June 30, 2010, amortization for each of the next five years is estimated as follows:

(In thousands)

2010 Remaining	$2,963
2011	4,752
2012	3,099
2013	2,710
2014	2,231
Thereafter	1,329

Total amortization	$17,084

10.	Investments

Investments consist of the following:

	June 30,		December 31,
	2010		2009
	Carrying		Carrying
	Value	Ownership	Value	Ownership
	(In thousands)	Percentage	(In thousands)	Percentage

Investment in unconsolidated affiliate	$22,522	30.0%	$19,108	30.0%

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

J-Devices Corporation

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices. J-Devices is a variable interest entity, but as we are not the primary beneficiary, the investment is accounted for as an unconsolidated affiliate.

Our investment includes our 30% equity interest and call options to acquire additional equity interest. Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices’ net income or loss which includes J-Devices’ income taxes in Japan, during each accounting period. In addition, we record equity method adjustments for the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three and six months ended June 30, 2010, we recognized $0.3 million and $0.6 million, respectively, in interest income. Our lease receivables consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)

Current (Other accounts receivable)	$11,984	$13,581
Non-current (Other assets)	27,181	32,225

Total lease receivable	$39,165	$45,806

11.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)

Payroll and benefits	$67,320	$42,228
Customer advances and deferred revenue	26,144	49,136
Accrued interest	12,196	13,832
Income taxes payable	7,180	2,947
Accrued severance plan obligations (Note 13)	4,897	4,466
Other accrued expenses	52,029	43,021

Total accrued expenses	$169,766	$155,630

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2010	2009
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 3.5% — 4.0%, due April 2013	$—	$—
Senior notes:
7.125% Senior notes due March 2011	—	53,503
7.75% Senior notes due May 2013	—	358,291
9.25% Senior notes due June 2016	264,283	390,000
7.375% Senior notes due May 2018	345,000	—
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	42,579
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Term loan, bank base rate plus 0.5% due April 2014	171,424	192,852
Term loan, bank funding rate-linked base rate plus 1.99% due May 2013	180,000	—
Term loan, 90-day primary commercial paper rate plus 0.835% due April 2015	46,751	—
Term loan TIBOR + 0.8%, due September 2012	23,050	—
Term loan TIBOR + 0.65%, due July 2011	4,546	—
Working capital facility, LIBOR + 1.7%, due January 2011	15,000	15,000
Revolving credit facilities	—	30,435
Secured equipment and property financing	1,202	1,525

	1,443,835	1,434,185
Less: Short-term borrowings and current portion of long-term debt	(144,500)	(88,944)

Long-term debt (including related party)	$1,299,335	$1,345,241

In May 2010, we announced a tender offer for up to $175.0 million of our outstanding 9.25% Senior Notes due June 2016 (the “2016 Notes”). We used proceeds from the lower interest rate ATK Loan (described below) to purchase $125.7 million in notes tendered. We recorded a $6.7 million loss on extinguishment related to premiums and fees paid for the tender of the 2016 Notes and a $1.6 million charge for the write-off of the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the three months ended June 30, 2010.

In May 2010, Amkor Technology Korea, Inc., a Korean wholly-owned subsidiary (“ATK”), entered into a $180.0 million, 3-year secured term loan with a Korean bank (the “ATK Loan”), of which $47.0 million was repaid in July 2010 upon conclusion of the tender offer described above. The ATK Loan is guaranteed on an unsecured basis by Amkor Technology, Inc. (“Amkor”) and is secured by substantially all the land, factories, and equipment located at our ATK facilities. The ATK Loan bears interest at the bank’s funding rate-linked base rate plus 1.99% (4.5% as of June 30, 2010) and amortizes in 11 equal quarterly installments of $5 million per installment, with the remaining balance of $78.0 million due in May 2013.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on May 1 and November 1 of each year at a rate of 7.375%, commencing on November 1, 2010. In addition, we entered into a Registration Rights Agreement with the initial purchasers of the 2018 Notes where we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the 2018 Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 210 days, we agree to pay additional interest on the notes. We incurred $7.4 million of debt issuance costs associated with the 2018 Notes in the three months ended June 30, 2010. We used the net proceeds together with existing cash to redeem in full the $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 (the “2011 Notes”) and the $358.3 million principal amount of our 7.75% Senior Notes due 2013 (the “2013 Notes”), and to pay related fees and expenses during the three months ended June 30, 2010. In connection with the prepayment of the 2011 and 2013 Notes, we recorded a loss on extinguishment of $9.5 million in June 2010, which included $7.3 million in prepayment fees and a $2.2 million write-off of the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the three months ended June 30, 2010.

In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million) term loan with a Taiwanese bank due April 2015 primarily to fund capital expenditures. The loan is guaranteed on an unsecured basis by Amkor and is collateralized with certain land, buildings, and equipment in Taiwan. Principal payments are due annually in the first year and semiannually thereafter, and interest payments are due monthly. The term loan accrues interest at the 90-day primary commercial paper rate plus 0.835% (2.3% as of June 30, 2010).

In March 2010, Amkor Iwate Company, Ltd., a Japanese subsidiary (“AIC”), entered into a 2.5 billion Japanese yen (approximately $28 million) term loan with a Japanese bank due September 2012. Principal amounts borrowed are to be repaid in equal quarterly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.8% (1.4% as of June 30, 2010). The borrowing outstanding as of June 30, 2010 was $23.1 million. The proceeds of the term loan were used to repay the revolving line of credit with the same bank.

Additionally, in March 2010, AIC entered into a 1.0 billion Japanese yen (approximately $11 million) term loan with another Japanese bank initially due October 2012. In May 2010, we prepaid $5.3 million of the outstanding balance, which changed the maturity date to July 2011. Principal amounts borrowed are to be repaid in equal monthly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at TIBOR plus 0.65% (0.9% as of June 30, 2010). The borrowing outstanding was $4.5 million as of June 30, 2010. The term loan is collateralized with certain equipment located at our AIC facilities. The proceeds of the term loan were used to repay the $3.3 million of AIC’s existing revolving line of credit balance and the remaining proceeds were used for general corporate purposes.

There have been no borrowings under our senior secured credit facility as of June 30, 2010; however, we have utilized $0.5 million of the available letter of credit sub-limit of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of June 30, 2010.

At June 30, 2010, Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members owned all of the $100 million principal amount of our 6.25% Convertible Subordinated Notes due December 2013, $150 million principal amount of our 6.0% Convertible Senior Subordinated Notes due April 2014, and $35.6 million principal amount of our outstanding 9.25% Senior Notes due 2016. The 2016 notes were acquired in open market purchases during 2008 and 2009.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our secured bank debt agreements and the indentures governing our senior, convertible senior subordinated and subordinated notes and our senior secured credit facility contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of June 30, 2010.

13.	Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three
	Months Ended		For the Six
	June 30,		Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$1,454	$1,069	$2,904	$2,190
Interest cost	928	724	1,842	1,498
Expected return on plan assets	(581)	(322)	(1,153)	(701)
Amortization of transitional obligation	3	17	6	34
Amortization of prior service cost	70	16	140	32
Recognized actuarial loss (gain)	6	—	13	(23)

Net periodic pension cost	1,880	1,504	3,752	3,030
Curtailment gain	—	—	—	(1,109)

Total pension expense	$1,880	$1,504	$3,752	$1,921

During the three months ended March 31, 2009, we recognized a curtailment gain of $1.1 million related to the remeasurement of two defined benefit plans due to reductions in force programs (see Note 17).

For the three and six months ended June 30, 2010, we contributed $7.4 million and $7.5 million to the pension plans, respectively, and we expect to contribute an additional $0.2 million during 2010.

Korean Severance Plan

Our Korean subsidiary participates in an accrued severance plan that covers employees, officers and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities.

The provision recorded for severance benefits for the three months ended June 30, 2010 and 2009 was $6.3 million and $4.6 million, respectively. The provision recorded for severance benefits for the six months ended June 30, 2010 and 2009 was $10.5 million and $6.9 million, respectively. The balance recorded in non-current pension and severance obligations for accrued severance at our Korean subsidiary was $69.1 million and $64.4 million at June 30, 2010 and December 31, 2009, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$140,373	$—	$—	$140,373
Restricted cash	13,849	—	—	$13,849

The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In thousands)

Carrying value of debt	$1,443,835	$1,434,185

Fair value of debt:
Quoted prices in active markets for identical assets (Level 1)	$1,335,959	$1,509,079
Significant other observable inputs (Level 2)	443,771	359,595

Total fair value of debt	$1,779,730	$1,868,674

Publicly quoted trading prices are based on the market prices on the respective balance sheet dates. Market based observable inputs include current borrowing rates for similar types of borrowing arrangements considering duration, optionality, and risk profile.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Impairment losses on property, plant, and equipment included in cost of sales were $0.7 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively. Impairment losses on property, plant, and equipment included in cost of sales were $1.3 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.

15.	Commitments and Contingencies

We have a $100.0 million first lien revolving credit facility that matures in April 2013. The facility has a letter of credit sub-limit of $25.0 million. As of June 30, 2010, we have $0.5 million of standby letters of credit outstanding and have an additional $24.5 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We filed our response to Tessera’s answer on January 15, 2010 denying Tessera’s claims and filed a motion with the panel seeking priority consideration and phased early determination of issues from the previous arbitration decision, including the proper method for calculating royalties under the License Agreement for periods subsequent to December 1, 2008. On March 28, 2010, the panel granted our request for priority consideration and phased early determination. The first hearing is expected to occur during the fourth quarter of 2010.

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

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

On November 17, 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking, under Section 337 of the Tariff Act of 1930, an exclusion order barring the importation by Carsem of infringing products. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Packages, Carsem has infringed on one or more of our MicroLeadFrame packaging technology claims in the Amkor Patents.

On November 18, 2003, we also filed a complaint in the U.S. District Court for the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, compensatory damages, and treble damages due to willful infringement plus interest, costs and attorney’s fees. This District Court action has been stayed pending resolution of the ITC case.

The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and, on November 18, 2004, issued an Initial Determination that Carsem infringed some of our

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, that we have a domestic industry in our patents, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of Section 337 of the Tariff Act.

We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. On March 31, 2005, the ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination on remand finding that Carsem infringed some of our patent claims and that Carsem had violated Section 337 of the Tariff Act.

On remand, the ITC had also authorized the ALJ to reopen the record on certain discovery issues related to a subpoena of documents from a third party. An order by the U.S. District Court for the District of Columbia enforcing the subpoena became final on January 9, 2009, and the third party produced documents pursuant to the subpoena.

On July 1, 2009, the Commission remanded the investigation for a second time to the ALJ to reopen the record to admit into evidence documents and related discovery obtained from the enforcement of the above-referenced third-party subpoena.

Following a two-day hearing, on October 30, 2009, the ALJ issued an Initial Determination reaffirming his prior ruling that the Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame package technology, that all of Amkor’s asserted patent claims are valid, and that Carsem violated Section 337 of the Tariff Act.

On December 16, 2009, the Commission ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The Commission remanded the investigation to the ALJ to make further findings in light of the Commission’s ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ’s ruling did not disturb the prior finding that Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame technology, the ALJ found that some of Amkor’s patent claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the Commission issued a Notice of Commission Final Determination, in which the Commission determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. On July 27, 2010, the Commission issued a confidential Commission Opinion, a public version of which is expected in the future. We intend to appeal the Commission’s ruling to the U.S. Court of Appeals for the Federal Circuit.

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended June 30, 2010
Net sales	$677,937	71,128	100	$749,165
Gross profit	$159,932	19,281	(14)	$179,199
Three Months Ended June 30, 2009
Net sales	$448,335	58,152	29	$506,516
Gross profit	$94,161	13,456	(5,230)	$102,387
Six Months Ended Months June 30, 2010
Net sales	$1,258,524	136,191	188	$1,394,903
Gross profit	$282,041	34,503	(389)	$316,155
Six Months Ended Months June 30, 2009
Net sales	$787,274	108,027	(9)	$895,292
Gross profit	$138,030	17,837	(5,441)	$150,426
Gross Property, Plant and Equipment
June 30, 2010	$2,831,561	774,849	142,213	$3,748,623
December 31, 2009	$2,689,005	753,234	135,116	$3,577,355

17.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives for the six months ended June 30, 2010 and 2009. “Charges” represents the initial charge related to the exit activity. “Cash Payments” and “Non-cash Amounts” consist of the utilization of “Charges”.

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2009	$3,938	$2,813	$—	$—	$6,751
Charges	2,045	41	282	—	2,368
Cash Payments	(893)	(2,854)	—	—	(3,747)
Non-cash Amounts	—	—	(282)	—	(282)

Accrual at June 30, 2010	$5,090	$—	$—	$—	$5,090

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2008	$782	$—	$—	$—	$782
Charges	9,162	4,668	556	186	14,572
Cash Payments	(9,059)	(197)	—	—	(9,256)
Adjustments	(135)	—	—	—	(135)
Non-cash Amounts	1,105	—	(556)	(186)	363

Accrual at June 30, 2009	$1,855	$4,471	$—	$—	$6,326

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We relocated the majority of the machinery and equipment to our other factories. We expect to complete our exit plans before the end of 2010.

The liability for our one-time involuntary termination benefits for employees that have provided services beyond the minimum retention period is recognized over the future service period. During the three months ended June 30, 2010, we recorded charges for termination benefits of $1.1 million, of which $0.8 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. During the six months ended June 30, 2010, we recorded charges for termination benefits of $2.0 million, of which $1.4 million and $0.6 million were recorded in cost of sales and selling, general and administrative expenses, respectively. During the three and six months ended June 30, 2009, approximately $1.3 million and $0.5 million of employee separation costs are in costs of goods sold and selling, general and administrative expenses, respectively. As of June 30, 2010, we expect to incur approximately $0.5 million of additional employee separation costs during the remainder of 2010.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. In January 2010, a final payment was made related to the early lease termination of a vacated facility and relief from our existing $1.1 million asset retirement obligation related to the leased property. Asset impairment expense related to non-transferable machinery and equipment.

All amounts accrued at June 30, 2010 are classified in current liabilities.

Other Reductions in Force in 2009

During the first three months of 2009, we reduced our headcount through reductions-in-force programs by 1,750 employees in certain other foreign locations. We recorded a charge for one-time and contractual termination benefits of $6.3 million, net of a pension curtailment gain, of which $5.8 million and $0.5 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now exclusively used for research and development activities. We recorded charges for termination benefits during the six months ended June 30, 2009 of $1.1 million, of which $0.9 million and $0.2 million were recorded in cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) expected customer demand, (2) the amount and timing of our expected capital investments and focus on customer requirements, investments in technology advancements and cost reduction programs, (3) our ability to fund our operating activities for the next twelve months, (4) the effect of capacity utilization rates on our gross margin, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (7) expected workforce reductions and related severance charges in connection with our plan to exit manufacturing operations in Singapore, (8) our repurchase of outstanding debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to defined benefit pension plans, (12) liability for unrecognized tax benefits, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to implementation of a new enterprise resource planning system, and (16) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2010 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

The semiconductor industry has continued to recover from the recent cyclical downturn. Our unit demand increased by 1.0 billion units to 2.7 billion units during the three months ended June 30, 2010 compared to 1.7 billion units during the three months ended June 30, 2009, principally driven by the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Our net sales of $749.2 million for the three months ended June 30, 2010 increased $242.7 million or 47.9% compared to net sales of $506.5 million for the three months ended June 30, 2009. Increased consumer spending beginning in the second half of 2009 and continuing into 2010 resulted in increased demand for end-user products such as mobile phones, consumer electronics, computers and networking equipment, which require our semiconductor packaging (sometimes referred to as assembly) and test services.

Gross margin of 23.9% for the three months ended June 30, 2010 was up from 20.2% for the three months ended June 30, 2009. Our gross margin for the three months ended June 30, 2010 benefited from increased levels of demand and the corresponding higher level of utilization of our manufacturing assets. Gross margin in the three months ended June 30, 2010, was also impacted by the increased cost of gold used in many of our wirebond packages and the negative impact of foreign currency exchange rate movements compared to the three months ended June 30, 2009. Other factors affecting gross margin in the three months ended June 30, 2010, were increased labor and other manufacturing costs, and the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009.

Our net income for the three months ended June 30, 2010 was $59.1 million, or $0.23 per diluted share, compared with net income of $9.2 million, or $0.05 per diluted share, for the three months ended June 30, 2009. Net income for the three months ended June 30, 2010 includes a $17.8 million loss on the refinancing of debt, or $0.06 per diluted share partially offset by a gain of $5.3 million, or $0.02 per diluted share, from the release of a valuation allowance on certain deferred tax assets. In the three months ended June 30, 2009 we had a $7.9 million gain on the retirement of debt, or $0.03 per diluted share.

Our capital additions totaled $158.1 million for the three months ended June 30, 2010 compared to $27.4 million for the three months ended June 30, 2009. This increase in capital additions is to support increased customer demand. Based on continuing strong demand, we have increased our expectations for 2010 capital additions to be between 16% and 17% of net sales. Capital additions are focused on incremental capacity for advanced packaging services including chip scale, ball grid array and bumping, specific customer requirements, technology advancements and cost reduction programs.

Cash provided by operating activities was $190.5 million for the six months ended June 30, 2010, as compared with cash provided by operating activities of $33.4 million for the six months ended June 30, 2009. We experienced positive free cash flow of $47.6 million for the six months ended June 30, 2010, which increased $84.2 million from the prior year comparable period. The increase was primarily attributable to the approximately $103.8 million of payments made in the six months ended June 30, 2009 relating to the resolution of a patent license dispute and employee benefit and separation payments, as well as reduced business levels in 2009 as a result of the recession. Our free cash flow was also affected by increased purchases of property, plant and equipment in 2010 compared to 2009. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first three months of 2010.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At June 30, 2010, our cash and cash equivalents totaled approximately $437.8 million with an aggregate of $38.8 million of debt due through the end of 2010. In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018. We used the proceeds of that note issuance together with existing cash to redeem in full the $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 and the $358.3 million principal amount of our 7.75% Senior Notes due 2013, and to pay related fees and expenses during the three months ended June 30, 2010. In addition, in May 2010, we entered into a $180.0 million, 3-year secured term loan in Korea, the proceeds of which were used to purchase $125.7 million of our 9.25% Senior Notes due 2016. In July 2010, we repaid $47.0 million of the Korean term loan.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.9%	20.2%	22.7%	16.8%
Depreciation and amortization	10.5%	15.1%	11.1%	17.5%
Operating income	13.4%	7.9%	12.2%	3.1%
Income (loss) before income taxes	7.7%	2.2%	7.3%	(0.9)%
Net income (loss) attributable to Amkor	7.9%	1.8%	7.4%	(1.4)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales.  Net sales increased $242.7 million, or 47.9%, to $749.2 million in the three months ended June 30, 2010 from $506.5 million in the three months ended June 30, 2009. Sales of substantially all product lines increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Packaging Net Sales.  Packaging net sales increased $229.6 million, or 51.2%, to $677.9 million in the three months ended June 30, 2010 from $448.3 million in the three months ended June 30, 2009 because of the broad-based product demand across our package offerings. Packaging unit volume increased in the three months ended June 30, 2010 to 2.7 billion units, compared to 1.7 billion units in the three months ended June 30, 2009 primarily due to strong demand for our leadframe and chip scale packaging services and the recovery of the semiconductor industry and improved consumer spending following the global economic downturn. The growth in ball grid array packaging services with higher average sales prices per unit contributed to the overall growth in net sales from the three months ended June 30, 2009.

Test Net Sales.  Test net sales increased $12.9 million, or 22.2%, to $71.1 million in the three months ended June 30, 2010 from $58.2 million in the three months ended June 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 42.4% for the three months ended June 30, 2010 from 40.4% in the three months ended June 30, 2009 due to change in mix to packages with higher material content as a percentage of net sales and the increased cost of gold.

As a percentage of net sales, labor costs decreased to 12.7% in the three months ended June 30, 2010 from 13.1% in the three months ended June 30, 2009. The decrease in labor costs as a percentage of net sales was due primarily to increased customer demand and the corresponding increase in net sales. The increase labor costs in absolute dollars is partially due to the restoration in 2010 of some of the compensation costs and other temporary cost reduction initiatives such as foreign subsidy programs which were available and utilized in 2009. Labor costs were negatively impacted by foreign currency exchange rate movements in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. In addition, labor costs in the three months ended June 30, 2010 included a charge of $0.8 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore compared to $1.7 million in the three months ended June 30, 2009 for workforce reduction programs.

As a percentage of net sales, other manufacturing costs decreased to 21.0% in the three months ended June 30, 2010 from 26.3% in the three months ended June 30, 2009 due to increased customer demand and the corresponding increase in net sales. The increase in other manufacturing costs in absolute dollars was related to increased repairs and maintenance costs primarily due to higher levels of production in our factories.

Gross Profit.  Gross profit increased $76.8 million to $179.2 million, or 23.9% of net sales, in the three months ended June 30, 2010 from $102.4 million, or 20.2% of net sales, in the three months ended June 30, 2009 primarily due to the increased customer demand and the corresponding higher level of utilization of our manufacturing assets during the quarter. Gross margin in the three months ended June 30, 2010, was also impacted by the increased cost of gold used in many of our wirebond packages and the negative impact of foreign currency exchange rate movements from the three months ended June 30, 2009. Other factors affecting gross margin in the three months ended June 30, 2010, were increased labor and other manufacturing costs and depreciation expense resulting from the ramp in production for the higher level of demand, and the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009.

Packaging Gross Profit.  Gross profit for packaging increased $65.7 million to $159.9 million, or 23.6% of packaging net sales, in the three months ended June 30, 2010 from $94.2 million, or 21.0% of packaging net sales, in the three months ended June 30, 2009. The increase in gross margin is primarily attributable to increased customer demand.

Test Gross Profit.  Gross profit for test increased $5.8 million to $19.3 million, or 27.1% of test net sales, in the three months ended June 30, 2010 from $13.5 million, or 23.2% of test net sales, in the three months ended June 30, 2009 due to increased customer demand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.0 million, or 26.7%, to $66.4 million in the three months ended June 30, 2010, from $52.4 million in the three months ended June 30, 2009. The increase was primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives through the global economic downturn as well as an increase in contracted services in conjunction with our global enterprise resource planning information system implementation.

Research and Development.  Research and development activities are currently focused on developing new package solutions, test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development are advanced flip chip packaging, 3D packaging, copper pillar bumping, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level packaging services and other manufacturing cost reduction initiatives. Research and development expenses increased $2.1 million to $12.1 million, or 1.6% of net sales in the three months ended June 30, 2010 from $10.0 million, or 2.0% of net sales in the three months ended June 30, 2009. Increased research and development expenses are due to increased activity and reinstatement of employee compensation and benefit costs.

Other (Income) Expense, Net.  Other expense, net increased $14.3 million to $43.0 million, or 5.7% of net sales, in the three months ended June 30, 2010 from $28.7 million, or 5.7% of net sales in the three months ended June 30, 2009. During the three months ended June 30, 2010, we recorded $17.8 million of debt retirement costs related to the debt transactions described above in the Overview. During the three months ended June 30, 2009, we recorded a net gain of $7.9 million related to the repurchase of an aggregate $144.2 million principal amount of our 7.125% Senior Notes and 2.5% Convertible Senior Subordinated Notes due 2011. This increase was partially offset by foreign currency changes. During the three months ended June 30, 2009, we recorded a $6.0 million foreign currency loss compared to a $0.4 million foreign currency gain in the three months ended June 30, 2010.

Income Tax Benefit (Expense).  In the three months ended June 30, 2010, we recorded an income tax benefit of $1.2 million compared to an income tax expense of $1.8 million in the three months ended June 30, 2009. The decrease in income tax expense was primarily attributable to a decline in profits in certain taxable foreign jurisdictions and the release of a valuation allowance of $5.3 million on the net deferred tax assets of a Taiwan subsidiary. Our income tax benefit for the three months ended June 30, 2010 primarily consists of $4.1 million of expense in certain foreign jurisdictions, foreign withholding taxes, and minimum taxes offset by the release of the valuation allowance.

At June 30, 2010, we had U.S. net operating loss carryforwards totaling $381.6 million, which expire at various times through 2030. Additionally, at June 30, 2010, we had $62.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Sales.  Net sales increased $499.6 million, or 55.8%, to $1,394.9 million in the six months ended June 30, 2010 from $895.3 million in the six months ended June 30, 2009. Sales of all product lines increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Packaging Net Sales.  Packaging net sales increased $471.2 million, or 59.9%, to $1,258.5 million in the six months ended June 30, 2010 from $787.3 million in the six months ended June 30, 2009 because of the broad-based product demand across our package offerings. Packaging unit volume increased in the six months ended June 30, 2010 to 5.2 billion units, compared to 2.9 billion units in the six months ended June 30, 2009 primarily due to strong demand for our leadframe and chip scale packaging services and the recovery of the semiconductor industry and improved consumer spending following the global economic downturn. The growth in net sales of ball grid array packaging services with higher average sales prices per unit contributed to the overall growth in net sales from the six months ended June 30, 2009.

Test Net Sales.  Test net sales increased $28.2 million, or 26.1%, to $136.2 million in the six months ended June 30, 2010 from $108.0 million in the six months ended June 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 42.2% for the six months ended June 30, 2010 from 39.9% in the six months ended June 30, 2009 due to change in mix to packages with higher material content as a percentage of net sales and the increased cost of gold.

As a percentage of net sales, labor costs decreased to 12.9% in the six months ended June 30, 2010 from 14.6% in the six months ended June 30, 2009. The decrease in labor costs as a percentage of net sales was due primarily to increased customer demand and the corresponding increase in net sales. The increase in labor costs in absolute dollars is partially due to the restoration in 2010 of some of the compensation costs and other temporary cost reduction initiatives such as foreign subsidy programs which were available and utilized in 2009. Labor costs were negatively impacted by foreign currency exchange rate movements in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In addition, labor costs in the six months ended June 30, 2010 included a charge of $1.4 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore compared to $8.0 million in the six months ended June 30, 2009 for workforce reduction programs.

As a percentage of net sales, other manufacturing costs decreased to 22.2% in the six months ended June 30, 2010 from 28.7% in the six months ended June 30, 2009 due to increased customer demand and the corresponding increase in net sales. The increase in other manufacturing costs in absolute dollars was related to increased repairs and maintenance costs primarily due to higher levels of production in our factories.

Gross Profit.  Gross profit increased $165.8 million to $316.2 million, or 22.7% of net sales, in the six months ended June 30, 2010 from $150.4 million, or 16.8% of net sales, in the six months ended June 30, 2009, primarily due to the increased customer demand and the corresponding higher level of utilization of our manufacturing assets during the quarter. Gross margin in the six months ended June 30, 2010, was also impacted by the increased cost of gold used in many of our wirebond packages and the negative impact of foreign currency exchange rate movements from the six months ended June 30, 2009. Other factors affecting gross margin in the six months ended June 30, 2010, were increased labor and other manufacturing costs and depreciation expense resulting from the ramp in production for the higher level of demand, and the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009.

Packaging Gross Profit.  Gross profit for packaging increased $144.0 million to $282.0 million, or 22.4% of packaging net sales, in the six months ended June 30, 2010 from $138.0 million, or 17.5% of packaging net sales, in the six months ended June 30, 2009. The increase in gross margin was primarily attributable to increased customer demand.

Test Gross Profit.  Gross profit for test increased $16.7 million to $34.5 million, or 25.3% of test net sales, in the six months ended June 30, 2010 from $17.8 million, or 16.5% of test net sales, in the six months ended June 30, 2009 due to increased customer demand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $20.2 million, or 19.7%, to $122.7 million in the six months ended June 30, 2010, from $102.5 million in the six months ended June 30, 2009. The increase was primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives through the global economic downturn as well as an increase in contracted services in conjunction with our global enterprise resource planning information system implementation.

Research and Development.  Research and development activities are currently focused on developing new package solutions, test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development are advanced flip chip packaging, 3D packaging, copper pillar bumping, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level packaging services and other manufacturing cost reduction initiatives. Research and development expenses increased $3.5 million to $23.7 million, or 1.7% of net sales in the six months ended June 30, 2010 from $20.2 million, or 2.3% of net sales in the six months ended June 30, 2009. Increased research and development expenses were due to increased activity and reinstatement of employee compensation and benefit costs.

Other (Income) Expense, Net.  Other expense, net increased $32.7 million to $68.1 million, or 4.9% of net sales, in the six months ended June 30, 2010 from $35.4 million, or 4.0% of net sales in the six months ended June 30, 2009. This increase was driven by an increase in debt retirement costs. During the six months ended June 30, 2010, we recorded $17.8 million of debt retirement costs related to the debt transactions described in the Overview. During the six months ended June 30, 2009, we recorded a net gain of $16.9 million related to the repurchase of an aggregate $177.3 million principal amount of our 7.125% Senior Notes and 2.5% Convertible Senior Subordinated Notes due 2011. Also during the six months ended June 30, 2009, we recorded a $6.1 million foreign currency gain compared to a $0.6 million foreign currency loss in the six months ended June 30, 2010.

Income Tax Benefit (Expense).  In the six months ended June 30, 2010, we recorded an income tax benefit of $1.4 million compared to an income tax expense of $4.9 million in the six months ended June 30, 2009. The decrease in income tax expense was primarily attributable to a decline in profits in certain taxable foreign jurisdictions and the release of a valuation allowance of $5.3 million on the net deferred tax assets of a Taiwan subsidiary.

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

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of June 30, 2010, we had cash and cash equivalents of $437.8 million and availability of $99.5 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

During the six months ended June 30, 2009 we implemented cost reduction measures including lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. As capacity utilization increased during the second half of 2009 and through the first half of 2010, we have experienced increased labor and other overhead costs. During 2010, executive and other employee compensation has largely been restored to previous levels and we have reversed other temporary cost reduction initiatives.

We sponsor an accrued severance plan for our Korean subsidiary which under existing tax laws in Korea, limits our ability to deduct related severance expenses incurred under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan; however, if we retain our existing severance plan, we will be required to pay increased taxes. If we decide to adopt a new plan retroactively, we would be required to significantly fund the existing liability. Our Korean severance liability was $74.0 million as of June 30, 2010.

From time to time, we evaluate our staffing levels compared to business needs and changes in demand in order to manage costs and improve performance. The wind-down and exit of our manufacturing operations in Singapore will require approximately $5.6 million in additional payments during the remainder of 2010. In connection with the wind-down of our Singapore manufacturing operations, we refunded approximately $12.1 million of customer advances using cash on hand during the six months ended June 30, 2010.

We have a significant level of debt, with $1,443.8 million outstanding at June 30, 2010, $144.5 million of which is current. At June 30, 2010, we have an aggregate of $38.8 million of debt coming due through the end of 2010, and $147.4 million of debt due in 2011, which includes the remaining $42.6 million aggregate principal amount of our 2.5% Convertible Senior Subordinated Notes due 2011.

As discussed above in the Overview, we completed various debt transactions during the six months ended June 30, 2010, which extended the maturities of our nearest term senior notes by five years and refinanced some of our highest cost debt at a lower interest rate. In July 2010, we repaid $47.0 million of the unused proceeds from the Korean term loan.

The interest payments required on our debt are substantial. For example, we paid $116.2 million of interest in 2009. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase or call our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or pursuant to the terms of the indentures, and these transactions, are subject to the terms of our indentures and other debt agreements, market conditions, and other factors. Our 6.25% Convertible Subordinated Notes due 2013 will become callable in December 2010 and our 9.25% Senior Notes due 2016 will become callable in June 2011.

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. We have never paid a dividend to our stockholders, and we do not have any current plans to do so.

We were in compliance with all debt covenants at June 30, 2010 and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the six months ended June 30, 2010 were $230.8 million. We currently expect that our full year 2010 capital additions will be approximately 16% to 17% of net sales. Ultimately, the amount of our 2010 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Six
	Months Ended
	June 30,
	2010	2009
	(In thousands)

Property, plant and equipment additions	$230,825	$51,649
Net change in related accounts payable and deposits	(87,897)	18,306

Purchases of property, plant, and equipment	$142,928	$69,955

Cash Flows

Cash provided by operating activities was $190.5 million for the six months ended June 30, 2010 compared to cash provided by operating activities of $33.4 million for the six months ended June 30, 2009. We experienced positive free cash flow of $47.6 million for the six months ended June 30, 2010, which increased $84.2 million from the prior year comparable period. The increase was primarily due to approximately $103.8 million of payments made in the six months ended June 30, 2009 relating to the resolution of a patent license dispute and employee benefit and separation payments, as well as reduced business levels in 2009 as a result of the recession, partially offset by increased capital additions in 2010 compared to 2009.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2010 and 2009 were as follows:

	For the Six
	Months Ended
	June 30,
	2010	2009
	(In thousands)

Operating activities	$190,508	$33,358
Investing activities	(143,881)	(72,354)
Financing activities	(4,236)	70,320

Operating activities:  Our cash flow from operating activities for the six months ended June 30, 2010 increased by $157.1 million compared to the prior year comparable period. Operating income for the six months ended June 30, 2010 adjusted for depreciation and amortization, other operating activities and non-cash items increased $129.8 million which was largely attributable to increased net sales and the related increase in net income.

Changes in assets and liabilities decreased operating cash flow for the six months ended June 30, 2010 principally due to increases in inventories and accounts receivable attributable to increased business volumes. The $99.1 million decrease from changes in assets and liabilities in the six months ended June 30, 2009 was principally due to the $64.7 million payment made in connection with the resolution of a patent license dispute and $39.1 million in other employee benefit and separation payments.

Investing activities:  Our cash flows used in investing activities for the six months ended June 30, 2010 increased by $71.5 million. This increase was primarily due to increased levels of capital additions in 2010 resulting in a $72.9 million increase in payments for property, plant and equipment. Our capital additions were focused on incremental capacity for advanced packaging services including chip scale, ball grid array and bumping, specific customer requirements and other technology advancements.

Financing activities:  Our net cash used in financing activities for the six months ended June 30, 2010 was $4.2 million, compared with net cash provided of $70.3 million for the six months ended June 30, 2009. The net cash used in financing activities for the six months ended June 30, 2010 was primarily driven by the refinancing of existing debt with new debt, including term loans at our Japanese, Korean and Taiwanese subsidiaries and the issuance of our 7.375% Senior Notes due 2018. We also incurred $7.6 million in debt issuance costs in the six months ended June 30, 2010 primarily associated with the issuance of the 2018 Notes.

Our net cash provided by financing activities for the six months ended June 30, 2009 was $70.3 million, which was primarily due to the issuance of our 6.0% Convertible Senior Subordinated Notes due 2014 and our working capital facility in China. We used the net proceeds from the issuance of the 6.0% Convertible Senior Subordinated Notes due 2014 to repurchase a portion of our 7.125% Senior Notes due 2011 and a portion of our 2.5% Convertible Senior Subordinated Notes due 2011. For the six months ended June 30, 2009, we also incurred $8.5 million in debt issuance costs related to the April 2009 issuance of our 6.0% Convertible Senior Subordinated Notes due 2014 and the amendment and extension of our $100.0 million first lien revolving credit facility to April 2013.

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

	For the Six
	Months Ended
	June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$190,508	$33,358
Purchases of property, plant and equipment	(142,928)	(69,955)

Free cash flow	$47,580	$(36,597)

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due for year ending December 31,
		2010 -
	Total	Remaining	2011	2012	2013	2014	Thereafter
	(In thousands)

Total debt	$1,443,835	$38,780	$147,447	$80,665	$282,206	$280,778	$613,959
Scheduled interest payment obligations(1)	449,613	39,886	82,352	79,115	74,131	54,656	119,473
Purchase obligations(2)	137,505	137,505	—	—	—	—	—
Operating lease obligations	37,821	3,731	6,221	5,814	5,950	6,355	9,750
Severance obligations(3)	74,003	2,492	4,810	4,484	4,183	3,908	54,126

Total contractual obligations	$2,142,777	$222,394	$240,830	$170,078	$366,470	$345,697	$797,308

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2010 for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at June 30, 2010 for capital additions.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2010 include:

•	$17.3 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $0.2 million to the defined benefit pension plans during the remainder of 2010.

•	$3.4 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended June 30, 2010, there have been no significant changes in our critical accounting policies as reported in our 2009 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We have not entered into any derivative transactions in the six months ended June 30, 2010 and have no outstanding contracts as of June 30, 2010.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2010, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2010, our income before income taxes would have been approximately $20.1 million lower for the six months ended June 30, 2010.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2010, approximately 88% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the six months ended June 30, 2010, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with increased operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2010 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement of the U.S. dollar compared to all of these Asian-based currencies as of June 30, 2010, our operating income would have been approximately $36.2 million lower for the six months ended June 30, 2010.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the six months ended June 30, 2010 and 2009 was a net foreign translation loss of $1.9 million and a loss of $1.6 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of June 30, 2010, we had a total of $1,443.8 million of debt of which 69.4% was fixed rate debt and 30.6% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of June 30, 2010. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2009, we had a total of $1,434.2 million of debt of which 83.3% was fixed rate debt and 16.7% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of June 30, 2010:

	2010 -
	Remaining	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$42,579	$—	$100,000	$250,000	$609,283	$1,001,862	$1,335,959
Average interest rate		2.5%		6.3%	6.0%	8.2%	7.2%
Variable rate debt (In thousands)	$38,780	$104,868	$80,665	$182,206	$30,778	$4,676	$441,973	$443,771
Average interest rate	3.2%	3.0%	3.3%	4.1%	2.9%	2.3%	3.5%

For information regarding the fair value of our long-term debt, see Note 14 to the Consolidated Financial Statements included in this Quarterly Report.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

We are implementing a new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the three months ended June 30, 2010, we implemented several significant ERP modules including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represents a change in our internal control over financial reporting. We believe the ERP modules implemented have maintained or enhanced our internal control over financial reporting. We have taken the necessary steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the new ERP system modules discussed above, there have not been any other changes in our internal control over financial reporting. We will complete our evaluation and testing of the internal control changes as of December 31, 2010.

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

Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past. For example, the recent financial crisis and global recession resulted in a downturn in the semiconductor industry that adversely affected our business and results of operations in late 2008 and in 2009.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The recent downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined.

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation, including precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	difficulties integrating acquisitions and the failure of our joint ventures to operate in accordance with business plans;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets, and consumer demand. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows, or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

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

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize, especially if industry conditions deteriorate. As a result, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations, financial condition and cash flows.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future. If we are unable to offset a decline in average selling prices, by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of June 30, 2010, our total debt balance was $1,443.8 million, of which $144.5 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the six months ended June 30, 2010, we had capital additions of $230.8 million and for the full year 2010, we currently expect to make capital additions of approximately 16% to 17% of net sales.

In addition, we have a significant level of debt, with $1,443.8 million outstanding at June 30, 2010, $144.5 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $38.8 million due in 2010, $147.4 million due in 2011, $80.7 million due in 2012, $282.2 million due in 2013, $280.8 million due in 2014 and $613.9 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2009, we paid $116.2 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2010, we had cash and cash equivalents of $437.8 million and $99.5 million available under our senior secured revolving credit facility which matures in April 2013.

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

The breach of any of these covenants by us or the failure by us to meet any of these financial ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

We Have Significant Severance Plan Obligations Associated With Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $74.0 million as of June 30, 2010. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their service based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements included in this Quarterly Report.

If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report Financial Results or Prevent Fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and our independent registered public accounting firm to assess the effectiveness of internal control over financial reporting. If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

During the three months ended June 30, 2010, we implemented several significant enterprise resource planning modules which represent a change in our internal control over financial reporting. Although management believes internal controls have been maintained or enhanced by the enterprise resource planning modules implemented, there is a risk that deficiencies exist that could constitute significant deficiencies or in the aggregate, a material weakness. We will complete our evaluation and testing of the internal control changes as of December 31, 2010.

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

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines, Singapore and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers’ and vendors’ operations are located outside the U.S. The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•	regulatory limitations imposed by foreign governments, including limitations or taxes imposed on the payment of dividends and other payments by non-U.S. subsidiaries;

•	fluctuations in currency exchange rates;

•	political, military, civil unrest and terrorist risks, particularly an increase in tensions between South Korea and North Korea;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	changes in regulatory requirements, tariffs, customs, duties and other restrictive trade barriers or policies;

•	difficulties in staffing, retention and employee turnover and managing foreign operations, including foreign labor disruptions; and

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate.

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

We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs, such as shorter, thinner, gold wire and migration to copper wire. However, we typically do not have long-term contracts that permit us to impose a price adjustment, and market conditions may limit our ability to do so. Significant price increases may adversely impact our gross margin in future quarters to the extent we are unable to pass along past or future commodity price increases to our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 53.8%, 53.4% and 49.8% of our net sales in the six months ended June 30, 2010 and the years ended December 31, 2009, and 2008, respectively. In addition, no customer accounted for greater than 10% of our sales for the six months ended June 30, 2010 and the year ended December 31, 2008. A single customer accounted for more than 10% of our sales during the year ended December 31, 2009.

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

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have amended and extended a long term supply agreement that now expires in December 2013 with International Business Machines, or IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Impairment Charges — Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets including property, plant and equipment, intellectual property, and other intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have had and could have a significant adverse impact on our results of operations and our operating flexibility under our debt covenants.

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

Intellectual Property — Our Business Will Suffer if We Are Not Able to Develop New Proprietary Technology, Protect Our Proprietary Technology and Operate Without Infringing the Proprietary Rights of Others.

The complexity and breadth of semiconductor packaging and test services are rapidly increasing. As a result, we expect that we will need to develop, acquire and implement new manufacturing processes and package design technologies and tools in order to respond to competitive industry conditions and customer requirements. Technological advances also typically lead to rapid and significant price erosion and may make our existing packages less competitive or our existing inventories obsolete. If we cannot achieve advances in package design or obtain access to advanced package designs developed by others, our business could suffer.

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

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various packages and services include patents, copyrights, trade secrets and trademarks. We have filed for and have obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent was filed. While our patents are an important element of our intellectual property strategy, as a whole, we are not materially dependent on any one patent or any one technology. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local laws and regulations in the U.S., as well as environmental laws and regulations in foreign jurisdictions, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. We may become liable under environmental laws for the cost of clean up of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties. In such an event, we could be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and could also be subject to revocation of permits negatively affecting our operations.

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive imposes strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In response to this directive, and similar laws and developing legislation in countries like China, Japan and Korea, we have implemented changes in a number of our manufacturing processes in an effort to achieve compliance across all of our package types. Complying with existing and possible future environmental laws and regulations, including laws and regulations relating to climate change, may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations.

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

As of June 30, 2010, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100 million of our 6.25% Convertible Subordinated Notes due 2013 and $150 million of our 6.0% Convertible Senior Subordinated Notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

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
Joanne Solomon
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

4.1		Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, relating to the 7.375% Senior Notes due 2018. (1)
4.2		Registration Rights Agreement, dated May 4, 2010, by and among Amkor Technology, Inc. and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. (1)
10.1		Credit Facility Agreement, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc. (2)
10.2		Additional Agreement, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc. (2)
10.3		General Terms and Conditions for Bank Credit Transactions, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc. (2)
10.4		Amendment to Kun-mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank. (2)
10.5		Kun-Guarantee, dated May 24, 2010, by and between Amkor Technology, Inc. and Woori Bank. (2)
31.1		Certification of Kenneth T. Joyce, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Joanne Solomon, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.

*	This information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.