Form 10-Q
period 2010-09-30
AMKOR TECHNOLOGY INC
filed 2010-11-08
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

The number of outstanding shares of the registrant’s Common Stock as of October 29, 2010 was 183,785,342.

(This page intentionally left blank)

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net sales	$793,971	$616,205	$2,188,874	$1,511,497
Cost of sales	605,713	461,589	1,684,461	1,206,455

Gross profit	188,258	154,616	504,413	305,042
Operating expenses:
Selling, general and administrative	57,735	53,619	180,387	156,132
Research and development	12,669	13,364	36,437	33,546
Gain on sale of real estate	—	(146)	—	(146)

Total operating expenses	70,404	66,837	216,824	189,532

Operating income	117,854	87,779	287,589	115,510

Other (income) expense:
Interest expense	19,614	24,946	66,393	78,961
Interest expense, related party	3,812	3,813	11,437	9,187
Interest income	(695)	(481)	(2,275)	(1,525)
Foreign currency loss	8,456	8,259	9,010	2,161
Loss (gain) on debt retirement, net	235	1,226	18,042	(15,658)
Equity in earnings of unconsolidated affiliate	(2,174)	—	(4,883)	—
Other income, net	(85)	(126)	(475)	(77)

Total other expense, net	29,163	37,637	97,249	73,049

Income before income taxes	88,691	50,142	190,340	42,461
Income tax expense (benefit)	10,321	(30,854)	8,954	(25,940)

Net income	78,370	80,996	181,386	68,401
Net income attributable to noncontrolling interests	(350)	(133)	(19)	(407)

Net income attributable to Amkor	$78,020	$80,863	$181,367	$67,994

Net income attributable to Amkor per common share:
Basic	$0.42	$0.44	$0.99	$0.37

Diluted	$0.30	$0.31	$0.70	$0.32

Shares used in computing per common share amounts:
Basic	183,340	183,060	183,280	183,048
Diluted	282,495	282,356	282,523	238,568

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$417,498	$395,406
Restricted cash	2,679	2,679
Accounts receivable:
Trade, net of allowances	450,146	328,252
Other	17,630	18,666
Inventories	203,873	155,185
Other current assets	44,239	32,737

Total current assets	1,136,065	932,925

Property, plant and equipment, net	1,533,439	1,364,630
Intangibles, net	15,360	9,975
Investments	26,019	19,108
Restricted cash	12,997	6,795
Other assets	98,024	99,476

Total assets	$2,821,904	$2,432,909

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$144,885	$88,944
Trade accounts payable	540,907	361,263
Accrued expenses	215,604	155,630

Total current liabilities	901,396	605,837

Long-term debt	985,137	1,095,241
Long-term debt, related party	250,000	250,000
Pension and severance obligations	97,858	83,067
Other non-current liabilities	6,510	9,063

Total liabilities	2,240,901	2,043,208

Commitments and contingencies (see Note 15)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 183,436 and 183,171 shares issued and 183,391 and 183,171 outstanding, in 2010 and 2009, respectively	183	183
Additional paid-in capital	1,503,968	1,500,246
Accumulated deficit	(940,874)	(1,122,241)
Accumulated other comprehensive income	11,489	5,021
Treasury stock, at cost, 45 shares in 2010	(274)	—

Total Amkor stockholders’ equity	574,492	383,209
Noncontrolling interests in subsidiaries	6,511	6,492

Total equity	581,003	389,701

Total liabilities and equity	$2,821,904	$2,432,909

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$181,386	$68,401
Depreciation and amortization	237,225	230,887
Loss (gain) on debt retirement, net	10,562	(15,658)
Other operating activities and non-cash items	(707)	(12,080)
Changes in assets and liabilities	(61,504)	(114,740)

Net cash provided by operating activities	366,962	156,810

Cash flows from investing activities:
Purchases of property, plant and equipment	(276,672)	(111,929)
Proceeds from the sale of property, plant and equipment	2,399	1,570
Financing lease payment from unconsolidated affiliate	10,087	—
Other investing activities	(10,781)	(8,573)

Net cash used in investing activities	(274,967)	(118,932)

Cash flows from financing activities:
Borrowings under revolving credit facilities	3,261	—
Payments under revolving credit facilities	(34,253)	—
Proceeds from issuance of short-term working capital facility	15,000	15,000
Payments of short-term working capital facility	(15,000)	—
Proceeds from issuance of long-term debt	611,007	100,000
Proceeds from issuance of long-term debt, related party	—	150,000
Payments of long-term debt, net of redemption premiums and discounts	(643,793)	(272,214)
Payments for debt issuance costs	(7,737)	(8,479)
Proceeds from issuance of stock through share-based compensation plans	881	348

Net cash used in financing activities	(70,634)	(15,345)

Effect of exchange rate fluctuations on cash and cash equivalents	731	(133)

Net increase in cash and cash equivalents	22,092	22,400
Cash and cash equivalents, beginning of period	395,406	424,316

Cash and cash equivalents, end of period	$417,498	$446,716

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56,813	$68,313
Income taxes	$4,971	$8,752

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2009 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2009 filed on Form 10-K with the SEC on February 24, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. All references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

	For the Three Months Ended		For the Nine
	September 30,		Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Stock options	$591	$637	$1,850	$1,975
Restricted shares	149	—	883	—

Total share-based compensation expense	$740	$637	$2,733	$1,975

The following table presents share-based compensation expense as included in the Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine
	September 30,		Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Cost of sales	$7	$20	$20	$114
Selling, general and administrative	638	518	2,379	1,563
Research and development	95	99	334	298

Share-based compensation expense	$740	$637	$2,733	$1,975

Stock Options

The following is a summary of all common stock option activity for the nine months ended September 30, 2010:

		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	Per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2009	8,302	$10.35
Granted	120	7.71
Exercised	(166)	5.30
Forfeited or expired	(248)	15.23

Outstanding at September 30, 2010	8,008	$10.26	3.52	$2,071

Exercisable at September 30, 2010	7,117	$10.44	3.00	$1,871

Fully vested and expected to vest at September 30, 2010	7,937	$10.28	3.48	$2,056

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

There were no options granted during the three months ended September 30, 2010 and 2009. The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009

Expected life (in years)	6.0	5.9
Risk-free interest rate	3.0%	2.3%
Volatility	71%	76%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$5.00	$2.70

The intrinsic value of options exercised for the three and nine months ended September 30, 2010 was $0.1 million and $0.2 million, respectively. The intrinsic value of options exercised for the three and nine months ended September 30, 2009 was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2010, cash received for stock option exercises was $0.9 million, while $0.3 million was received in the nine months ended September 30, 2009. No tax benefits were realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $3.7 million as of September 30, 2010, which is expected to be recognized over a weighted-average period of 1.9 years beginning October 1, 2010. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes our restricted share activity for the nine months ended September 30, 2010:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at December 31, 2009	—
Awards granted	472	$5.96
Awards vested	(81)	5.96
Awards forfeited	(18)	5.96

Nonvested at September 30, 2010	373	$5.96

Awards vested include 81,000 shares for retirement eligible recipients whose restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. Of those 81,000 shares, 27,806 shares were withheld to satisfy tax withholding obligations and are treated as treasury stock, at a cost of $0.2 million. The unrecognized compensation cost, including a forfeiture estimate, was $1.7 million as of September 30, 2010, which is expected to be recognized over a weighted average period of approximately 3.1 years beginning October 1, 2010. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.	Income Taxes

Our income tax expense of $9.0 million for the nine months ended September 30, 2010 reflects $12.2 million of expense primarily related to income taxes at certain of our foreign operations, foreign withholding taxes and minimum taxes, partially offset by the release of a $3.2 million valuation allowance on net deferred tax assets of a Taiwan subsidiary. Our income tax expense reflects the benefit from tax holidays and lower income tax rates in certain foreign jurisdictions. We released the valuation allowance during the three months ended June 30, 2010 because we believe that sufficient positive evidence now exists to support the conclusion it is more likely than not that we will realize the benefits of these deferred tax assets. The positive evidence we considered was: (i) the consistent profitability of these operations over a two year period, which included the recent downturn in the semiconductor industry in late 2008 and 2009; (ii) the increase in profitability experienced in the second quarter of 2010 based on demand for the products from these operations; and (iii) our expectation that we will realize substantially all of the deferred tax assets over the next three years for these operations.

At September 30, 2010, we had U.S. net operating loss carryforwards totaling $384.3 million, which expire at various times through 2030. Additionally, at September 30, 2010, we had $46.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

Our gross unrecognized tax benefits increased from $5.1 million at December 31, 2009 to $5.4 million as of September 30, 2010 primarily because of $1.8 million of additions for contested deductions in a foreign jurisdiction, partially offset by reductions for expired statutes of limitations. All of the September 30, 2010 balance of $5.4 million, if recognized, would affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $3.6 million within the next twelve months related to our eligibility for certain tax incentives in a foreign jurisdiction and the expected resolution of the aforementioned contested deductions. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties and there can be no assurances regarding the outcome of examinations.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income attributable to Amkor	$78,020	$80,863	$181,367	$67,994
Income allocated to participating securities	(159)	—	(369)	—

Net income available to Amkor common stockholders	77,861	80,863	180,998	67,994
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	329	329	988	—
Interest on 6.25% convertible notes due 2013, net of tax	1,592	1,592	4,777	—
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,028	12,077	8,060

Net income attributable to Amkor — diluted	$83,808	$86,812	$198,840	$76,054

Weighted average shares outstanding — basic	183,340	183,060	183,280	183,048
Effect of dilutive securities:
Stock options	161	245	276	29
Unvested restricted shares	66	—	39	—
2.5% convertible notes due 2011	2,919	2,919	2,919	—
6.25% convertible notes due 2013	13,351	13,351	13,351	—
6.0% convertible notes due 2014	82,658	82,781	82,658	55,491

Weighted average shares outstanding — diluted	282,495	282,356	282,523	238,568

Net income attributable to Amkor per common share:
Basic	$0.42	$0.44	$0.99	$0.37
Diluted	0.30	0.31	0.70	0.32

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Stock options	6,900	7,311	6,819	8,429
2.5% convertible notes due 2011	—	—	—	5,067
6.25% convertible notes due 2013	—	—	—	13,351

Total potentially dilutive shares	6,900	7,311	6,819	26,847

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable to	Noncontrolling
	Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2009	$383,209	$6,492	$389,701
Comprehensive income:
Net income	181,367	19	181,386
Other comprehensive income:
Pension liability adjustment, net of tax	223	—	223
Cumulative translation adjustment	6,245	—	6,245

Total other comprehensive income	6,468	—	6,468

Comprehensive income	187,835	19	187,854
Treasury stock acquired through surrender of shares for tax withholdings or forfeitures	(274)	—	(274)
Issuance of stock through employee stock
compensation plans	989	—	989
Stock compensation expense	2,733		2,733

Equity at September 30, 2010	$574,492	$6,511	$581,003

Equity at December 31, 2008	$237,139	$6,024	$243,163
Comprehensive loss:
Net income	67,994	407	68,401
Other comprehensive (loss) income:
Pension liability adjustment, net of tax	(4,359)	—	(4,359)
Cumulative translation adjustment	764	128	892

Total other comprehensive (loss) income	(3,595)	128	(3,467)

Comprehensive income	64,399	535	64,934
Issuance of stock through employee stock compensation plans	348	—	348
Stock compensation expense	1,975	—	1,975

Equity at September 30, 2009	$303,861	$6,559	$310,420

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Raw materials and purchased components	$141,630	$119,393
Work-in-process	62,243	35,792

Total inventories	$203,873	$155,185

8.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Land	$106,338	$106,395
Land use rights	19,945	19,945
Buildings and improvements	850,230	832,782
Machinery and equipment	2,681,221	2,382,220
Software and computer equipment	180,413	151,208
Furniture, fixtures and other equipment	20,568	27,030
Construction in progress	43,020	57,775

	3,901,735	3,577,355
Less accumulated depreciation and amortization	(2,368,296)	(2,212,725)

Total property, plant and equipment, net	$1,533,439	$1,364,630

The following table reconciles our activity related to property, plant and equipment additions that are reflected on the Consolidated Balance Sheets to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows :

	For the Nine
	Months Ended
	September 30,
	2010	2009
	(In thousands)

Property, plant and equipment additions	$402,354	$128,982
Net change in related accounts payable and deposits	(125,682)	(17,053)

Purchases of property, plant, and equipment	$276,672	$111,929

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Intangible Assets

Acquired intangibles as of September 30, 2010 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$54,409	$(49,129)	$5,280
Customer relationships	22,483	(12,403)	10,080

Total intangibles	$76,892	$(61,532)	$15,360

In May 2010, we executed supply and technology development agreements with a customer which require us to make approximately $9.5 million of cash payments of which $4.5 million was paid as of September 30, 2010, and the balance of $5.0 million was recorded as a liability at September 30, 2010. Approximately $8.0 million was recorded as a customer relationship intangible asset, and $1.5 million was recorded as technology rights.

Acquired intangibles as of December 31, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$53,059	$(48,214)	$4,845
Customer relationships	14,483	(9,353)	5,130

Total intangibles	$67,542	$(57,567)	$9,975

Amortization of identifiable intangible assets for the three months ended September 30, 2010 and 2009 was $1.8 million and $1.3 million, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2010 and 2009 was $4.2 million and $5.8 million, respectively. Based on the amortizing assets recognized in our balance sheet at September 30, 2010, amortization for each of the next five years is estimated as follows:

(In thousands)

2010 Remaining	$1,714
2011	5,388
2012	3,737
2013	3,346
2014	633
Thereafter	542

Total amortization	$15,360

10.	Investments

Investments consist of the following:

	September 30,		December 31,
	2010		2009
	Carrying		Carrying
	Value	Ownership	Value	Ownership
	(In thousands)	Percentage	(In thousands)	Percentage

Investment in unconsolidated affiliate	$26,019	30.0%	$19,108	30.0%

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

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three and nine months ended September 30, 2010, we recognized $0.2 million and $0.8 million, respectively, in interest income. Our lease receivables consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Current (Other accounts receivable)	$12,770	$13,581
Non-current (Other assets)	25,771	32,225

Total lease receivable	$38,541	$45,806

11.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Payroll and benefits	$81,077	$42,228
Customer advances and deferred revenue	41,762	49,136
Accrued interest	30,404	13,832
Income taxes payable	9,593	2,947
Accrued severance plan obligations (Note 13)	5,593	4,466
Other accrued expenses	47,175	43,021

Total accrued expenses	$215,604	$155,630

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2010	2009
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR + 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
7.125% Senior notes due March 2011	—	53,503
7.75% Senior notes due May 2013	—	358,291
9.25% Senior notes due June 2016	264,283	390,000
7.375% Senior notes due May 2018	345,000	—
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	42,579
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Term loan, bank base rate + 0.5% due April 2014	160,710	192,852
Term loan, bank funding rate-linked base rate + 1.99% due May 2013	128,000	—
Term loan, 90-day primary commercial paper rate + 0.835% due April 2015	47,746	—
Term loan TIBOR + 0.8%, due September 2012	21,940	—
Term loan TIBOR + 0.65%, due July 2011	3,726	—
Working capital facility, LIBOR + 1.7%, due January 2011	15,000	15,000
Revolving credit facilities	—	30,435
Secured equipment and property financing	1,038	1,525

	1,380,022	1,434,185
Less: Short-term borrowings and current portion of long-term debt	(144,885)	(88,944)

Long-term debt (including related party)	$1,235,137	$1,345,241

In September 2010, we amended our $100.0 million senior secured revolving credit facility and extended its term by two years to April 2015. The facility has a letter of credit sub-facility of $25.0 million. The amendment reduces the interest rate on borrowings under the facility by 100 basis points on base rate loans and 125 basis points on LIBOR rate loans. As amended, interest is charged under the facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 1.0% to 1.5% for base rate revolving loans, or LIBOR plus 2.25% to 2.75% for LIBOR revolving loans. The LIBOR-based interest rate at September 30, 2010 was 2.51%. In connection with amending and extending our $100.0 million facility, we capitalized $0.3 million of deferred debt issuance costs for the nine months ended September 30, 2010.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

There have been no borrowings under our senior secured credit facility as of September 30, 2010; however, we have utilized $0.5 million of the available letter of credit sub-facility of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of September 30, 2010.

In May 2010, we announced a tender offer for up to $175.0 million of our outstanding 9.25% Senior Notes due June 2016 (the “2016 Notes”). We used proceeds from the lower interest rate ATK Loan (described below) to purchase $125.7 million in notes tendered. We recorded a $6.7 million loss on extinguishment related to premiums and fees paid for the tender of the 2016 Notes and a $1.6 million charge for the write-off of the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the nine months ended September 30, 2010.

In May 2010, Amkor Technology Korea, Inc., a Korean wholly-owned subsidiary (“ATK”), entered into a $180.0 million, 3-year secured term loan with a Korean bank (the “ATK Loan”), of which $47.0 million was repaid in July 2010 upon conclusion of the tender offer described above. The ATK Loan is guaranteed on an unsecured basis by Amkor Technology, Inc. (“Amkor”) and is secured by substantially all the land, factories, and equipment located at our ATK facilities. The ATK Loan bears interest at the bank’s funding rate-linked base rate plus 1.99% (5.49% as of September 30, 2010) and amortizes in 11 equal quarterly installments of $5 million per installment, with the remaining balance of $78.0 million due in May 2013.

In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on May 1 and November 1 of each year at a rate of 7.375%, commencing on November 1, 2010. In addition, we entered into a Registration Rights Agreement with the initial purchasers of the 2018 Notes where we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the 2018 Notes for freely tradable notes issued by us. On September 14, 2010, we filed a registration statement, which became effective on October 21, 2010, to exchange the 2018 Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 210 days, we agreed to pay additional interest on the notes. We incurred $7.4 million of debt issuance costs associated with the 2018 Notes in the three months ended June 30, 2010. We used the net proceeds together with existing cash to redeem in full the $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 (the “2011 Notes”) and the $358.3 million principal amount of our 7.75% Senior Notes due 2013 (the “2013 Notes”), and to pay related fees and expenses during the three months ended June 30, 2010. In connection with the prepayment of the 2011 and 2013 Notes, we recorded a loss on extinguishment of $9.5 million in June 2010, which included $7.3 million in prepayment fees and a $2.2 million write-off of the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the nine months ended September 30, 2010.

In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million) term loan with a Taiwanese bank due April 2015 primarily to fund capital expenditures. The loan is guaranteed on an unsecured basis by Amkor and is collateralized with certain land, buildings, and equipment in Taiwan. Principal payments are due annually in the first year and semiannually thereafter, and interest payments are due monthly. The term loan accrues interest at the 90-day primary commercial paper rate plus 0.835% (2.32% as of September 30, 2010). The borrowing outstanding at September 30, 2010 was $47.7 million.

In March 2010, Amkor Iwate Company, Ltd., a Japanese subsidiary (“AIC”), entered into a 2.5 billion Japanese yen (approximately $28 million) term loan with a Japanese bank due September 2012. Principal amounts borrowed are to be repaid in equal quarterly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.8% (1.4% as of September 30, 2010). The borrowing outstanding at September 30, 2010 was $21.9 million. The proceeds of the term loan were used to repay the revolving line of credit with the same bank.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Additionally, in March 2010, AIC entered into a 1.0 billion Japanese yen (approximately $11 million) term loan with another Japanese bank initially due October 2012. In May 2010, we prepaid $5.3 million of the outstanding balance, which changed the maturity date to July 2011. Principal amounts borrowed are to be repaid in equal monthly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at TIBOR plus 0.65% (0.86% as of September 30, 2010). The borrowing outstanding was $3.7 million as of September 30, 2010. The term loan is collateralized with certain equipment located at our AIC facilities. The proceeds of the term loan were used to repay the $3.3 million of AIC’s existing revolving line of credit balance and the remaining proceeds were used for general corporate purposes.

At September 30, 2010, Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members owned all of the $100.0 million principal amount of our 6.25% Convertible Subordinated Notes due December 2013, $150.0 million principal amount of our 6.0% Convertible Senior Subordinated Notes due April 2014, and $35.6 million principal amount of our outstanding 9.25% Senior Notes due 2016. The 2016 notes were acquired in open market purchases during 2008 and 2009.

Our secured bank debt agreements and the indentures governing our senior, convertible senior subordinated and subordinated notes and our senior secured credit facility contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of September 30, 2010.

13.	Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$1,499	$1,076	$4,403	$3,266
Interest cost	944	722	2,786	2,220
Expected return on plan assets	(591)	(321)	(1,744)	(1,022)
Amortization of transitional obligation	3	17	9	51
Amortization of prior service cost	72	16	212	48
Recognized actuarial loss (gain)	7	—	20	(23)

Net periodic pension cost	1,934	1,510	5,686	4,540
Curtailment gain	—	—	—	(1,109)

Total pension expense	$1,934	$1,510	$5,686	$3,431

During the nine months ended September 30, 2009, we recognized a curtailment gain of $1.1 million related to the remeasurement of two defined benefit plans due to reductions in force programs (see Note 17).

For the three and nine months ended September 30, 2010, we contributed $0.1 million and $7.6 million to the pension plans, respectively, and we expect to contribute an additional $0.1 million during 2010.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The provision recorded for severance benefits for the three months ended September 30, 2010 and 2009 was $6.4 million and $5.8 million, respectively. The provision recorded for severance benefits for the nine months ended September 30, 2010 and 2009 was $17.0 million and $12.6 million, respectively. The balance recorded in non-current pension and severance obligations for accrued severance at our Korean subsidiary was $78.7 million and $64.4 million at September 30, 2010 and December 31, 2009, respectively.

For information regarding the Korean subsidiary voluntary early retirement program offered in October 2010, see Note 17 to the Consolidated Financial Statements included in this Quarterly Report.

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

Assets and Liabilities that are Measured or Disclosed at Fair Value on a Recurring Basis

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

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$188,710	$—	$—	$188,710
Restricted cash	13,852	—	—	$13,852

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In thousands)

Carrying value of debt
Quoted prices in active markets for identical assets (Level 1)	$901,862	$1,094,373
Significant other observable inputs (Level 2)	$478,160	$339,812

	$1,380,022	$1,434,185

Fair value of debt:
Quoted prices in active markets for identical assets (Level 1)	$1,267,779	$1,509,079
Significant other observable inputs (Level 2)	486,419	359,595

Total fair value of debt	$1,754,198	$1,868,674

Publicly quoted trading prices are based on the market prices on the respective balance sheet dates. Market based observable inputs include current borrowing rates for similar types of borrowing arrangements considering duration, optionality, and risk profile.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Impairment losses on property, plant, and equipment included in cost of sales were $0.1 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively. Impairment losses on property, plant, and equipment included in cost of sales were $1.4 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively. Impairment losses included in research and development expenses were $2.6 million for the three and nine months ended September 30, 2009. There were no impairment losses included in research and development expenses in 2010.

15.	Commitments and Contingencies

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of September 30, 2010, we have $0.5 million of standby letters of credit outstanding and have an additional $24.5 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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
(Unaudited)

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

In connection with the new arbitration proceeding, we deposited $5.1 million in an escrow account, which is classified as restricted cash in non-current assets at December 31, 2009. This amount represented our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owe on packages assembled by us for one of our customers for the period from December 2, 2008 through June 30, 2009. We deposited an additional $6.1 million in escrow in February 2010 covering the period from July 1 through December 31, 2009 and

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$3.9 million in October 2010 covering the period from January 1, 2010 through June 30, 2010. We do not believe that the funds held in escrow are owed to Tessera and these funds may only be distributed upon the order of the panel in the current arbitration proceeding.

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

The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and, on November 18, 2004, issued an Initial Determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, that we have a domestic industry in our patents, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of Section 337 of the Tariff Act.

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

On December 16, 2009, the Commission ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The Commission remanded the investigation to the ALJ to make further findings in light of the Commission’s ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ’s ruling did not disturb the prior finding that Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame technology, the ALJ found that some of Amkor’s patent claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the Commission issued a Notice of Commission Final Determination, in which the Commission

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. On July 27, 2010, the Commission issued a confidential Commission Opinion, a public version of which is expected in the future. We appealed the Commission’s ruling to the U.S. Court of Appeals for the Federal Circuit in September 2010.

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended September 30, 2010
Net sales	$712,397	81,526	48	$793,971
Gross profit	$158,361	29,738	159	$188,258
Three Months Ended September 30, 2009
Net sales	$549,265	66,826	114	$616,205
Gross profit	$136,645	18,902	(931)	$154,616
Nine Months Ended September 30, 2010
Net sales	$1,970,921	217,717	236	$2,188,874
Gross profit	$440,402	64,241	(230)	$504,413
Nine Months Ended September 30, 2009
Net sales	$1,336,539	174,853	105	$1,511,497
Gross profit	$274,675	36,739	(6,372)	$305,042
Gross Property, Plant and Equipment
September 30, 2010	$2,960,477	798,555	142,703	$3,901,735
December 31, 2009	$2,689,005	753,234	135,116	$3,577,355

17.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives for the nine months ended September 30, 2010 and 2009.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

“Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges”. “Adjustments” represents revisions of estimates. “Non-cash Amounts” consists of a curtailment gain, the relief of an asset retirement obligation and asset impairments.

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2009	$3,938	$2,813	$—	$—	$6,751
Charges	2,466	41	282	—	2,789
Cash Payments	(3,274)	(2,854)	—	—	(6,128)
Non-cash Amounts	—	—	(282)	—	(282)

Accrual at September 30, 2010	$3,130	$—	$—	$—	$3,130

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2008	$782	$—	$—	$—	$782
Charges	10,619	4,687	2,041	186	17,533
Cash Payments	(9,630)	(775)	—	—	(10,405)
Adjustments	(135)	(468)	—	—	(603)
Non-cash Amounts	1,105	1,093	(2,041)	(186)	(29)

Accrual at September 30, 2009	$2,741	$4,537	$—	$—	$7,278

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We relocated the majority of the machinery and equipment to our other factories. We expect to complete our exit plans before the end of 2010.

The liability for our one-time involuntary termination benefits for employees that have provided services beyond the minimum retention period is recognized over the future service period. During the three months ended September 30, 2010 and 2009, we recorded charges for termination benefits of $0.4 million and $1.4 million, respectively, of which $0.3 million and $1.0 million were recorded in cost of sales and $0.1 million and $0.4 million, were recorded in selling, general and administrative expenses, respectively. During the nine months ended September 30, 2010 and 2009, we recorded charges for termination benefits of $2.5 million and $3.1 million, respectively, of which $1.7 million and $2.2 million were recorded in cost of sales, $0.8 million and $0.8 million were recorded in selling, general and administrative expenses and zero and $0.1 million were recorded in research and development expense, respectively. As of September 30, 2010, we expect to incur approximately $0.3 million of additional employee separation costs during the remainder of 2010.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. In January 2010, a final payment was made related to the early lease termination of a vacated facility and relief from our existing $1.1 million asset retirement obligation related to the leased property, which was reflected as a non-cash accrual amount in 2009 and a cash payment in 2010. Asset impairment expense related to non-transferable machinery and equipment.

All amounts accrued at September 30, 2010 are classified in current liabilities.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Early Retirement Program

In October 2010, our Korean subsidiary offered a voluntary early retirement program for eligible employees. Employees that elected to participate in the voluntary early retirement program are entitled to two types of benefits, one related to their severance liability and the other for special benefits. We expect to record approximately $2 million in expense for special benefits in October 2010 for the program.

Other Reductions in Force in 2009

During the first three months of 2009, we reduced our headcount through reductions-in-force programs by 1,750 employees in certain other foreign locations. We recorded a charge for one-time and contractual termination benefits of $6.3 million, net of a pension curtailment gain of $1.1 million, of which $5.8 million and $0.5 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now exclusively used for research and development activities. We recorded charges for termination benefits during the nine months ended September 30, 2009 of $1.1 million, of which $0.9 million and $0.2 million were recorded in cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) expected customer demand, (2) the amount and timing of our expected capital investments and focus on customer requirements, investments in technology advancements and cost reduction programs, (3) our ability to fund our operating activities for the next twelve months, (4) the effect of capacity utilization rates and product mix on our gross margin, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (7) expected workforce reductions and related severance charges in connection with our plan to exit manufacturing operations in Singapore, (8) our repurchase of outstanding debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to defined benefit pension plans, (12) liability for unrecognized tax benefits, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to implementation of a new enterprise resource planning system, and (16) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2010 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

Since the second half of 2009, the semiconductor industry has experienced increased consumer spending principally driven by the recovery from the global economic downturn. There has been a broad-based increase in demand across a wide range of applications in support of all of our end markets, with notable strength in the consumer and communications areas. Our unit demand increased by 0.6 billion units, to 2.9 billion units during the three months ended September 30, 2010 compared to 2.3 billion units during the three months ended September 30, 2009. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, our unit demand increased by 2.9 billion units to 8.1 billion units compared to 5.2 billion units.

Our net sales of $794.0 million for the three months ended September 30, 2010 increased $177.8 million or 28.9% compared to net sales of $616.2 million for the three months ended September 30, 2009. The growth was driven by increased consumer spending for products such as mobile phones, portable media, consumer electronics, computers and networking equipment, which require our semiconductor packaging (sometimes referred to as assembly) and test services.

Gross margin of 23.7% for the three months ended September 30, 2010 decreased from 25.1% for the three months ended September 30, 2009. This reduction was driven by several factors, including increased sales of packaging with higher material content and increased cost of gold used in many of our wirebond packages. In addition, our gross margin was impacted by increased labor and other manufacturing costs, the restoration of some of the compensation costs and other temporary cost initiatives implemented in 2009, and the negative impact of foreign currency exchange rate movements.

Our net income for the three months ended September 30, 2010 was $78.0 million or $0.30 per diluted share, compared with net income of $80.9 million, or $0.31 per diluted share, for the three months ended September 30, 2009. The net income for the three months ended September 30, 2009 includes an income tax benefit of $28.1 million, from the release of a tax valuation allowance at our subsidiary in Korea. Net income for the three months ended September 30, 2010, reflected higher levels of demand and resulting gross profit during the 2010 period as compared to 2009.

Our capital additions totaled $171.5 million for the three months ended September 30, 2010 compared to $77.3 million for the three months ended September 30, 2009. Capital additions were focused primarily on incremental capacity for advanced packaging services, including chip scale, ball grid array and bumping, technology advancements, facilities expansion and cost reduction programs. We currently expect that our full year 2010 capital additions will be approximately $480 million.

Cash provided by operating activities was $367.0 million for the nine months ended September 30, 2010, as compared to cash provided by operating activities of $156.8 million for the nine months ended September 30, 2009. We experienced positive free cash flow of $90.3 million for the nine months ended September 30, 2010, which increased $45.4 million from the prior year comparable period. The increase was primarily attributable to higher levels of demand and gross profit in the 2010 period and payments of $104.9 million in the 2009 period for the resolution of a patent license dispute and employee benefit and separation payments, partially offset by higher purchases of property, plant and equipment in 2010. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first nine months of 2010.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At September 30, 2010, our cash and cash equivalents totaled approximately $417.5 million, with an aggregate of $19.6 million of debt maturities due through the end of 2010. In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018. We used the proceeds of that note issuance, together with existing cash, to redeem in full the $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 and the $358.3 million principal amount of our 7.75% Senior Notes due 2013, and to pay related fees and expenses during the three months ended June 30, 2010. In May 2010, we entered into a $180.0 million, 3-year secured term loan in Korea, the proceeds of which were used to purchase $125.7 million of our 9.25% Senior Notes due 2016. In July 2010, we repaid $47.0 million of the Korean term loan. In September 2010, we amended our $100.0 million senior secured revolving credit facility and extended its term by two years to April 2015.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.7%	25.1%	23.0%	20.2%
Depreciation and amortization	10.4%	12.1%	10.8%	15.3%
Operating income	14.8%	14.2%	13.1%	7.6%
Income before income taxes	11.2%	8.1%	8.7%	2.8%
Net income attributable to Amkor	9.8%	13.1%	8.3%	4.5%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales.  Net sales increased $177.8 million, or 28.9%, to $794.0 million in the three months ended September 30, 2010, from $616.2 million in the three months ended September 30, 2009. Sales increased across substantially all product lines for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and this growth was primarily driven by the recovery of the semiconductor industry and improved consumer spending across all of our end markets, resulting in a broad-based increase in demand for our packaging and test services.

Packaging Net Sales.  Packaging net sales increased $163.1 million, or 29.7%, to $712.4 million in the three months ended September 30, 2010, from $549.3 million in the three months ended September 30, 2009, driven by broad-based product demand across substantially all of our package offerings. Packaging unit volume increased 0.6 billion units for the three months ended September 30, 2010, to 2.9 billion units, compared to 2.3 billion units in the three months ended September 30, 2009, primarily due to the demand for our leadframe packaging services and the recovery of the semiconductor industry and improved consumer spending following the global economic downturn. Growth in ball grid array and chip scale packaging solutions with higher average sales prices per unit also contributed to the overall growth in net sales from the three months ended September 30, 2009.

Test Net Sales.  Test net sales increased $14.7 million, or 22.0%, to $81.5 million in the three months ended September 30, 2010 from $66.8 million in the three months ended September 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates and product mix can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 43.3% for the three months ended September 30, 2010, from 39.3% in the three months ended September 30, 2009, primarily due to a higher mix of ball grid array packages with higher material content as a percentage of net sales and the increased cost of gold.

As a percentage of net sales, labor costs decreased to 12.2% in the three months ended September 30, 2010 from 13.0% in the three months ended September 30, 2009. The decrease in labor costs as a percentage of net sales was due primarily to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. The increase in labor costs in absolute dollars is partially due to the restoration in 2010 of some of the compensation cost reductions from 2009, and the expiration of other temporary cost reduction initiatives, such as foreign subsidy programs, which were available and utilized in 2009. In addition, our global labor headcount was restored to approximately 20,000 employees at September 30, 2010, compared to 18,000 employees at September 30, 2009. Labor costs were also negatively impacted by foreign currency exchange rate movements in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. In addition, labor costs in the three months ended September 30, 2010 included a charge of $0.4 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore compared to a $1.0 million charge in the three months ended September 30, 2009.

As a percentage of net sales, other manufacturing costs decreased to 20.8% in the three months ended September 30, 2010 from 22.6% in the three months ended September 30, 2009 due to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. The increase in other manufacturing costs in absolute dollars was related to increased repairs and maintenance costs primarily due to higher levels of production in our factories.

Gross Profit.  Gross profit increased $33.7 million to $188.3 million, or 23.7% of net sales, in the three months ended September 30, 2010, from $154.6 million, or 25.1% of net sales, in the three months ended September 30, 2009. The increase in gross profit was primarily due to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. Gross margin in the three months ended September 30, 2010, was negatively impacted by several factors, including increased sales packaging services with higher material content and increased cost of gold used in many of our wirebond packages. We experienced increased labor and other manufacturing costs to meet our customer demands. Other factors that affected our gross margin were the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009, foreign currency exchange rate movements and increased depreciation expense resulting from our increased investment and capital spending activities. Included in our cost of sales in the three months ended September 30, 2010 and 2009, are charges related to workforce reduction programs of $0.4 million and $2.0 million, respectively.

Packaging Gross Profit.  Gross profit for packaging increased $21.8 million to $158.4 million, or 22.2% of packaging net sales, in the three months ended September 30, 2010 from $136.6 million, or 24.9% of packaging net sales, in the three months ended September 30, 2009. The increase in gross profit in absolute dollars is primarily attributable to increased customer demand. The decrease in gross profit as a percentage of net sales is primarily due to a higher mix of ball grid array packages with higher material content as a percentage of net sales and the increased cost of gold.

Test Gross Profit.  Gross profit for test increased $10.8 million to $29.7 million, or 36.4% of test net sales, in the three months ended September 30, 2010, from $18.9 million, or 28.3% of test net sales, in the three months ended September 30, 2009, due to increased customer demand. Gross margin in the 2010 period benefitted from higher utilization of test assets. Our costs for test are primarily fixed, with low material requirements. As utilization rates increase, we benefit from a higher degree of operating leverage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.1 million, or 7.7%, to $57.7 million in the three months ended September 30, 2010, from $53.6 million in the three months ended September 30, 2009. The increase was primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives through the global economic downturn, as well as an increase in depreciation expense associated with the implementation of our global enterprise resource planning information system.

Research and Development.  Research and development activities are currently focused on developing new package solutions and test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development initiatives are focused on advanced flip chip packaging, 3D packaging, fine pitch copper pillar bumping, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level packaging services and other manufacturing cost reduction initiatives. Research and development expenses decreased $0.7 million to $12.7 million, or 1.6% of net sales in the three months ended September 30, 2010 from $13.4 million, or 2.2% of net sales in the three months ended September 30, 2009. The decrease in our research and development expenses was primarily due to a $2.6 million impairment charge related to the exit of our North Carolina facility in the three months ended September 30, 2009.

Gain on Sale of Real Estate.  In the three months ended September 30, 2009, we sold land and dormitory buildings in Korea for $0.6 million in cash and reported a gain of $0.1 million, with no net tax effect.

Other (Income) Expense, Net.  Other expense, net, decreased $8.4 million to $29.2 million, or 3.7% of net sales, in the three months ended September 30, 2010, from $37.6 million, or 6.1% of net sales in the three months ended September 30, 2009. This decrease is primarily due to a $5.3 million reduction in interest expense resulting from our recent financing activities. During the three months ended September 30, 2010, we recorded $2.2 million in earnings from an unconsolidated affiliate which was acquired in October 2009. Accordingly, there were no such earnings recorded in the three months ended September 30, 2009.

Income Tax Expense (Benefit).  In the three months ended September 30, 2010, we recorded an income tax expense of $10.3 million compared to an income tax benefit of $30.9 million in the three months ended September 30, 2009. The change in income tax expense was primarily attributable to an increase in profits in certain taxable foreign jurisdictions in 2010 and a $28.1 million tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary in 2009. Our income tax expense for the three months ended September 30, 2010 is primarily attributable to profits in certain foreign jurisdictions, foreign withholding taxes, and minimum taxes.

At September 30, 2010, we had U.S. net operating loss carryforwards totaling $384.3 million, which expire at various times through 2030. Additionally, at September 30, 2010, we had $46.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Sales.  Net sales increased $677.4 million, or 44.8%, to $2,188.9 million in the nine months ended September 30, 2010, from $1,511.5 million in the nine months ended September 30, 2009. Sales increased across all product lines for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Packaging Net Sales.  Packaging net sales increased $634.4 million, or 47.5%, to $1,970.9 million in the nine months ended September 30, 2010, from $1,336.5 million in the nine months ended September 30, 2009, driven by broad-based product demand across substantially all of our package offerings. Packaging unit volume increased in the nine months ended September 30, 2010 to 8.1 billion units, compared to 5.2 billion units in the nine months ended September 30, 2009 primarily due to strong demand for all our packaging services, primarily from our leadframe and chip scale packaging services and the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Test Net Sales.  Test net sales increased $42.8 million, or 24.5%, to $217.7 million in the nine months ended September 30, 2010, from $174.9 million in the nine months ended September 30, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates and product mix can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 42.6% for the nine months ended September 30, 2010, from 39.6% in the nine months ended September 30, 2009, due primarily to a higher mix of ball grid array packages with higher material content as a percentage of net sales and the increased cost of gold.

As a percentage of net sales, labor costs decreased to 12.6% in the nine months ended September 30, 2010 from 13.9% in the nine months ended September 30, 2009. The increase in labor costs in absolute dollars is partially due to the restoration in 2010 of some of the compensation cost reductions from 2009, the expiration of other temporary cost reduction initiatives, such as foreign subsidy programs, which were available and utilized in 2009. Our global labor headcount was restored to approximately 20,000 employees at September 30, 2010, compared to 18,000 employees at September 30, 2009. Labor costs were also negatively impacted by foreign currency exchange rate movements in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Labor costs in the nine months ended September 30, 2010 included a charge of $2.5 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore compared to a $8.9 million charge in the nine months ended September 30, 2009 for workforce reduction programs. The decrease in labor costs as a percentage of net sales was due primarily to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales.

As a percentage of net sales, other manufacturing costs decreased to 21.7% in the nine months ended September 30, 2010, from 26.2% in the nine months ended September 30, 2009, due to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. The increase in other manufacturing costs in absolute dollars was related to increased repairs and maintenance costs primarily due to higher levels of production in our factories.

Gross Profit.  Gross profit increased $199.4 million to $504.4 million, or 23.0% of net sales, in the nine months ended September 30, 2010, from $305.0 million, or 20.2% of net sales, in the nine months ended September 30, 2009. The increase in gross margin was primarily due to higher levels of utilization and efficiencies driven by increased customer demand for all of our packing services and the corresponding increase in net sales. Included in our cost of sales in the nine months ended September 30, 2009, is a net charge of $15.4 million related to workforce reduction programs and the exit of manufacturing operations in Singapore. Gross margin in 2010 was negatively impacted by several factors, including a higher mix of ball grid array packaging services with higher material content and the increased cost of gold used in many of our wirebond packages. We experienced increased labor and other manufacturing costs to meet our customer demands. Other factors that affected our gross margin were the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009, the negative impact of foreign currency exchange rate movements and increased depreciation expense resulting from increased investment and capital spending activities.

Packaging Gross Profit.  Gross profit for packaging increased $165.7 million to $440.4 million, or 22.3% of packaging net sales, in the nine months ended September 30, 2010 from $274.7 million, or 20.6% of packaging net sales, in the nine months ended September 30, 2009. The increase in gross profit was primarily attributable to increased customer demand.

Test Gross Profit.  Gross profit for test increased $27.5 million to $64.2 million, or 29.5% of test net sales, in the nine months ended September 30, 2010, from $36.7 million, or 21.0% of test net sales, in the nine months ended September 30, 2009, due to increased customer demand and higher utilization of our test assets. Costs for test are primarily fixed, with low material requirements. As utilization rates increase, we benefit from a higher degree of operating leverage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $24.3 million, or 15.5%, to $180.4 million in the nine months ended September 30, 2010, from $156.1 million in the nine months ended September 30, 2009. The increase was primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives through the global economic downturn, as well as an increase in depreciation expense associated with the implementation of our global enterprise resource planning information system.

Research and Development.  Research and development activities are currently focused on developing new package solutions and test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development initiatives are focused on advanced flip chip packaging, 3D packaging, fine pitch copper pillar bumping, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level packaging services and other manufacturing cost reduction initiatives. Research and development expenses increased $2.9 million to $36.4 million, or 1.7% of net sales in the nine months ended September 30, 2010, from $33.5 million, or 2.2% of net sales in the nine months ended September 30, 2009. Increased research and development expenses were due to increased activity and reinstatement of employee compensation and benefit costs.

Gain on Sale of Real Estate  In the nine months ended September 30, 2009, we sold land and dormitory buildings in Korea for $0.6 million in cash and reported a gain of $0.1 million, with no net tax effect.

Other (Income) Expense, Net.  Other expense, net increased $24.2 million to $97.2 million, or 4.4% of net sales, in the nine months ended September 30, 2010 from $73.0 million, or 4.8% of net sales in the nine months ended September 30, 2009. This increase was driven by an increase in debt retirement costs. During the nine months ended September 30, 2010, we recorded $18.0 million of debt retirement costs related to the debt transactions described in the Overview. During the nine months ended September 30, 2009, we recorded a net gain of $15.7 million related to the repurchase of an aggregate $251.7 million principal amount of our 7.125% Senior

Notes, 2.5% Convertible Senior Subordinated Notes due 2011 and 7.75% Senior Notes due in 2013. Also during the nine months ended September 30, 2010, we recorded a $9.0 million foreign currency loss compared to a $2.2 million foreign currency loss in the nine months ended September 30, 2009. Partially offsetting the increase is a reduction in interest expense of $10.3 million during the nine months ended September 30, 2010 compared with the prior year comparable period resulting from our recent financing activities. In addition, during the nine months ended September 30, 2010, we recorded $4.9 million in earnings from an unconsolidated affiliate, which was acquired in October 2009. Accordingly, there were no such earnings recorded in the nine months ended September 30, 2009.

Income Tax Expense (Benefit).  In the nine months ended September 30, 2010, we recorded an income tax expense of $9.0 million compared to an income tax benefit of $25.9 million in the nine months ended September 30, 2009. The change in income tax expense was primarily attributable to an increase in profits in certain taxable foreign jurisdictions in 2010 and a $28.1 million tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary in 2009. Income tax expense in the nine months ended September 30, 2010 was reduced by the utilization of net operating loss and credit carryforwards of a Taiwan subsidiary and a $3.2 million release of a valuation allowance at that subsidiary.

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

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of September 30, 2010, we had cash and cash equivalents of $417.5 million and availability of $99.5 million under our $100.0 million senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

During 2009, we implemented cost reduction measures including lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. As capacity utilization increased during 2010, labor and other overhead costs increased. During 2010, executive and other employee compensation has been restored from reduced levels in 2009 and we have reversed other temporary cost reduction initiatives.

We sponsor an accrued severance plan for our Korean subsidiary which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan; however, if we retain our existing severance plan, we will be required to pay increased taxes. If we decide to adopt a new plan, we would be required to significantly fund the existing liability. Our Korean severance liability was $84.3 million as of September 30, 2010.

From time to time, we evaluate our staffing levels compared to business needs and changes in demand in order to manage costs and improve performance. The wind-down and exit of our manufacturing operations in Singapore will require approximately $3.4 million in additional payments during the remainder of 2010. In connection with the wind-down of our Singapore manufacturing operations, we refunded approximately $12.1 million of customer advances using cash on hand during the nine months ended September 30, 2010.

We have a significant level of debt, with $1,380.0 million outstanding at September 30, 2010, $144.9 million of which is current. At September 30, 2010, we have an aggregate of $19.6 million of debt coming due through the end of 2010, and $148.6 million of debt due in 2011.

As discussed above in the Overview, we completed various debt transactions during the nine months ended September 30, 2010, which extended the maturities of our nearest term senior notes by five years, refinanced some of our highest cost debt at a lower interest rate and extended the maturity date of our revolving credit facility.

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

We were in compliance with all debt covenants at September 30, 2010 and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the nine months ended September 30, 2010 were $402.4 million. We currently expect that our full year 2010 capital additions will be approximately $480 million. Ultimately, the amount of our 2010 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment additions that are reflected on the Consolidated Balance Sheets to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
	(In thousands)

Property, plant and equipment additions	$402,354	$128,982
Net change in related accounts payable and deposits	(125,682)	(17,053)

Purchases of property, plant, and equipment	$276,672	$111,929

Cash Flows

Cash provided by operating activities was $367.0 million for the nine months ended September 30, 2010, as compared to cash provided by operating activities of $156.8 million for the nine months ended September 30, 2009. We experienced positive free cash flow of $90.3 million for the nine months ended September 30, 2010, which increased $45.4 million from the prior year comparable period. The increase was primarily attributable to higher levels of demand and gross profit in the 2010 period and payments of $104.9 million in the 2009 period for the resolution of a patent license dispute and employee benefit and separation payments, partially offset by higher purchases of property, plant and equipment in 2010.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
	(In thousands)

Operating activities	$366,962	$156,810
Investing activities	(274,967)	(118,932)
Financing activities	(70,634)	(15,345)

Operating activities:  Our cash flow from operating activities for the nine months ended September 30, 2010 increased by $210.2 million compared to the prior year comparable period. Operating income for the nine months ended September 30, 2010 adjusted for depreciation and amortization, other operating activities and non-cash items increased $189.8 million which was largely attributable to increased net sales and the related increase in net income.

Changes in assets and liabilities decreased operating cash flow for the nine months ended September 30, 2010 principally due to increases in inventories and accounts receivable attributable to increased business volumes. The $114.7 million decrease from changes in assets and liabilities in the nine months ended September 30, 2009 was principally due to the $64.7 million payment made in connection with the resolution of a patent license dispute and $40.2 million in other employee benefit and separation payments.

Investing activities:  Our cash flows used in investing activities for the nine months ended September 30, 2010 increased by $156.0 million. This increase was primarily due to increased levels of capital additions in 2010 resulting in a $164.7 million increase in payments for property, plant and equipment. Our capital additions were primarily focused on incremental capacity for advanced packaging services including chip scale, ball grid array and bumping, specific customer requirements and other technology advancements.

Financing activities:  Our net cash used in financing activities for the nine months ended September 30, 2010 was $70.6 million, compared with $15.3 million for the nine months ended September 30, 2009. The net cash used in financing activities for the nine months ended September 30, 2010 consisted of $678.0 million in payments for revolving credit and long term debt, net of redemption premiums and discounts, offset by $614.3 million in proceeds from long term debt issuance and revolving credit borrowings. We also incurred $7.7 million in debt issuance costs in the nine months ended September 30, 2010 primarily associated with the issuance of the 2018 Notes.

Our net cash used in financing activities for the nine months ended September 30, 2009 was $15.3 million, which was primarily due to the issuance of our 6.0% Convertible Senior Subordinated Notes due 2014 and our working capital facility in China. We used the net proceeds from the issuance of the 6.0% Convertible Senior Subordinated Notes due 2014 to repurchase a portion of our 7.125% Senior Notes due 2011 and a portion of our 2.5% Convertible Senior Subordinated Notes due 2011. For the nine months ended September 30, 2009, we also incurred $8.5 million in debt issuance costs related to the April 2009 issuance of our 6.0% Convertible Senior Subordinated Notes due 2014 and the amendment and extension of our $100.0 million senior secured revolving credit facility to April 2013.

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

	For the Nine
	Months Ended
	September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$366,962	$156,810
Purchases of property, plant and equipment	(276,672)	(111,929)

Free cash flow	$90,290	$44,881

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due for year ending December 31,
		2010 -
	Total	Remaining	2011	2012	2013	2014	Thereafter
	(In thousands)

Total debt	$1,380,022	$19,622	$148,552	$81,408	$235,405	$280,977	$614,058
Scheduled interest payment obligations(1)	465,424	40,142	84,968	81,024	75,531	58,007	125,752
Purchase obligations(2)	89,320	88,725	595	—	—	—	—
Operating lease obligations	37,047	1,881	6,418	6,196	6,325	6,398	9,829
Severance obligations(3)	84,281	1,421	5,562	5,193	4,851	4,523	62,731

Total contractual obligations	$2,056,094	$151,791	$246,095	$173,821	$322,112	$349,905	$812,370

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2010 for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at September 30, 2010 for capital additions.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2010 include:

•	$19.2 million of foreign pension plan obligations in excess of plan assets for which the timing and actual amount of funding required is uncertain. We expect to contribute $0.1 million to the defined benefit pension plans during the remainder of 2010.

•	$3.5 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended September 30, 2010, there have been no significant changes in our critical accounting policies as reported in our 2009 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We have not entered into any derivative transactions in the nine months ended September 30, 2010 and have no outstanding contracts as of September 30, 2010.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. We have generally managed our foreign currency exposures by using natural hedging techniques to reduce the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in Taiwan, China and Singapore. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2010, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2010, our income before income taxes would have been approximately $27.1 million lower for the nine months ended September 30, 2010.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2010, approximately 88% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the nine months ended September 30, 2010, approximately 58% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with increased operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2010 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement of the U.S. dollar compared to all of these Asian-based currencies as of September 30, 2010, our operating income would have been approximately $54.6 million lower for the nine months ended September 30, 2010.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the nine months ended September 30, 2010 and 2009 was a net foreign translation gain of $6.2 million and $0.8 million, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of September 30, 2010, we had a total of $1,380.0 million of debt of which 72.6% was fixed rate debt and 27.4% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of September 30, 2010. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2009, we had a total of $1,434.2 million of debt of which 83.3% was fixed rate debt and 16.7% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of September 30, 2010:

	2010 -
	Remaining	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$42,579	$—	$100,000	$250,000	$609,283	$1,001,862	$1,373,679
Average interest rate	—	2.5%	—	6.3%	6.0%	8.2%	7.2%	—
Variable rate debt (In thousands )	$19,622	$105,973	$81,408	$135,405	$30,977	$4,775	$378,160	$380,519
Average interest rate	4.0%	3.6%	4.0%	4.9%	3.6%	2.3%	4.2%	—

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the three months ended June 30, 2010, we implemented several significant ERP modules including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represents a change in our internal control over financial reporting. During the three months ended September 30, 2010, we continued to monitor and assess our internal controls in the new ERP system environment and have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting. We will continue to evaluate the design and operating effectiveness of our internal control over financial reporting and procedures and will complete our evaluation and testing of the internal control changes as of December 31, 2010.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of September 30, 2010, our total debt balance was $1,380.0 million, of which $144.9 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2010, we had capital additions of $402.4 million and for the full year 2010, we currently expect to make capital additions of approximately $480 million.

In addition, we have a significant level of debt, with $1,380.0 million outstanding at September 30, 2010, $144.9 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $19.6 million due in the fourth quarter of 2010, $148.6 million due in 2011, $81.4 million due in 2012, $235.4 million due in 2013, $281.0 million due in 2014 and $614.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2009, we paid $116.2 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2010, we had cash and cash equivalents of $417.5 million and availability of $99.5 million under our $100.0 million senior secured revolving credit facility which matures in April 2015.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $84.3 million as of September 30, 2010. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their service based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements included in this Quarterly Report.

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

During 2010, we implemented several significant enterprise resource planning (“ERP”) modules which represent a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment and have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies exist that could constitute significant deficiencies or in the aggregate a material weakness. We will continue to evaluate the design and operating effectiveness of our internal controls over financial reporting and procedures during subsequent periods and we will complete our evaluation and testing of the internal control changes as of December 31, 2010.

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

We Face Risks Trying to Attract and Retain Qualified Employees to Support Our Operations.

Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. We evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We do not have employment agreements with our key employees, including senior management or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in our efforts to retain key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 53.8%, 53.4% and 49.8% of our net sales in the nine months ended September 30, 2010 and the years ended December 31, 2009, and 2008, respectively. No customer accounted for greater than 10% of our sales for the nine months ended September 30, 2010 and the year ended December 31, 2008. A single customer accounted for more than 10% of our sales during the year ended December 31, 2009.

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

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement that expires in December 2013 with International Business Machines, or IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions — We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. The amount of capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term.

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

As of September 30, 2010, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100 million of our 6.25% Convertible Subordinated Notes due 2013 and $150 million of our 6.0% Convertible Senior Subordinated Notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased	Number of Shares that
	Total Number		as Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(a)	Paid per Share	or Programs	Programs

July 1 — July 31, 2010	26,733	$5.99	—	—
August 1 — August 31, 2010	—	—	—	—
September 1 — September 31, 2010	1,073	$5.62	—	—

Total	27,806	$5.98	—	—

(a)	This column represents the surrender to us of 27,806 shares of common stock to satisfy tax withholding obligations associated with the vesting of restricted stock issued to employees.

Item 6.	Exhibits

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
Joanne Solomon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

Date: November 8, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.1		First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 10, 2010, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent. (1)
31.1		Certification of Kenneth T. Joyce, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Joanne Solomon, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 10, 2010.

*	This information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.