Form 10-K
period 2010-12-31
AMKOR TECHNOLOGY INC
filed 2011-02-24
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $599.9 million.

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2011, was as follows: 197,189,515 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. Amkor®, Amkor Technology®, ChipArray®, FlipStack®, FusionQuad®, MicroLeadFrame®, TMV®, and Unitive® are either trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbols (TM or ®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

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

OVERVIEW

Amkor is one of the world’s leading providers of outsourced semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies, and collaborating with original equipment manufacturers (“OEMs”) and material suppliers;

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Taiwan and the United States (“U.S.”).

Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of tiny transistor elements into complex patterns of electronic circuitry on silicon wafers, thereby creating large numbers of individual semiconductor devices or integrated circuits on each wafer (generally referred to as “chips” or “die”). Each device on the wafer is tested and the wafer is cut into pieces called chips. The chips are attached through wire bonding to a substrate or leadframe, or to a substrate in the case of flip chip interconnect and then encased in a protective material. For a wafer-level package, the electrical interconnections are created directly on the surface of the wafer without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

Our packages are designed based on application and chip specific requirements including the type of interconnection technology employed, size, thickness, and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services.

Our customers include, among others: Altera Corporation; Broadcom Corporation; Infineon Technologies AG; International Business Machines Corporation (“IBM”); LSI Corporation; Qualcomm Incorporated; Sony Corporation; ST Microelectronics, Pte.; Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:

•	An increasing demand for mobile and internet-connected devices, including world-wide adoption of mobile “smart” phones that can access the web and provide multimedia capabilities. The demand for digital video content has driven a range of higher performance internet connected home and mobile consumer electronics products including the new and rapidly growing tablet category.

•	Higher mobility, connectivity and digital content are driving demand for new broadband wired and wireless networking equipment.

•	The proliferation of semiconductor devices into well established end products such as automotive systems due to increased use of electronics for safety, navigation and entertainment systems.

•	An overall increase in the semiconductor content within electronic products in order to provide greater functionality and higher levels of performance.

Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels and semiconductor industry cycles.

Semiconductor companies outsource their packaging and test needs to contract service providers such as Amkor for the following reasons:

Contract service providers have developed expertise in advanced packaging and test technologies.

Semiconductor packaging and test technologies continue to become more sophisticated, complex and customized due to increasing demands for miniaturization, greater functionality and improved thermal and electrical performance. This trend has led many semiconductor companies to view packaging and test as enabling technologies requiring sophisticated expertise and technological innovation. Many of these companies are also relying on contract service providers of packaging and test services as key sources for new package designs and advanced interconnect technologies, thereby enabling them to reduce their internal research and development costs.

Contract service providers offer a cost effective solution in a highly cyclical, capital intensive industry.

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at a high level of utilization for an extended period of time to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, makes it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Contract service providers of packaging and test services, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

Contract service providers can facilitate a more efficient supply chain and thus help shorten time-to-market for new products.

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Semiconductor companies frequently do not have sufficient time to develop their packaging and test capabilities or deploy the equipment and expertise to implement new packaging technology in volume. For this reason, semiconductor companies are leveraging the resources and capabilities of packaging and test companies to deliver their new products to market more quickly.

The availability of high quality packaging and test services from contract service providers allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.

As semiconductor process technology migrates to larger wafers and smaller feature sizes, the cost of building a state-of-the-art wafer fabrication factory has risen significantly and can now be several billions of dollars. The high cost of investing in next generation silicon technology and equipment is causing many semiconductor companies to adopt a “fabless” or “fab-lite” strategy in which they reduce or eliminate their investment in wafer fabrication and associated packaging and test assets, thus increasing their reliance on outsourced providers of semiconductor manufacturing services, including packaging and test. “Fabless” semiconductor companies do not have factories and focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process.

COMPETITIVE STRENGTHS AND STRATEGY

We believe we are well-positioned in the outsourced packaging and test market. To build upon our industry position and to remain one of the preferred providers of semiconductor packaging and test services, we are pursuing the following strategies:

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package platform with Through Mold Via or “TMV” technology, FusionQuad, flip chip ball grid array, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and three dimensional or “3D” stacking interconnect solutions. We have been investing in our technology leadership in electroplated wafer bumping, wafer-level processing and 3D packaging technologies. We have also been a leader in developing environmentally friendly integrated circuit packaging, which involves the elimination of lead and certain other materials.

In the area of 3D packaging, Amkor has been a market and technology leader in both stacked die such as stacked chip scale packages and FlipStack and stacked package technologies such as Package-on-Package and TMV. The semiconductor industry is now entering a new period of 3D packaging development where Through Silicon Via or “TSV” interconnect technology will be used to create 3D integrated circuits. Amkor continues to invest in developing the key processes and package assembly technologies required for our customers to deliver 3D chip solutions to market. We have established a leadership position in wafer thinning, micro-bumping and TSV-based flip chip stacking technologies, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy new 3D packaging technologies with high density TSV interconnections.

We provide a complete range of test engineering services from test program development to full product characterization for radio frequency mixed signal, logic and memory devices. Amkor is a major provider of radio frequency test services and a leader in strip test, an innovative parallel test solution that offers customers lower cost, faster index time and improved yields.

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

Broad Offering of Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and other design challenges, and Amkor employs a large number of package design engineers to solve these challenges. Amkor produces hundreds of package types which encompass more than 1,000 unique products, representing one of the broadest package offerings in the semiconductor industry. These package solutions are driven by the needs of our customers for more electrical connections, enhanced electrical or thermal performance, smaller package size and lower cost.

We provide customers with a wide array of packaging solutions including leadframe and substrate packages, using both wire bond and flip chip interconnect technologies. We are a leading provider of:

•	Flip chip and wafer level packages where the die is connected directly to the package substrate or system board. These packages deliver improved electrical performance for use in high-power and high-speed applications such as graphics processors and microprocessors;

•	Three dimensional packages such as package-on-package and stacked chip scale packages, in which the individual chips or individual packages are stacked vertically to provide integration of logic and memory, while preserving space on the system board;

•	Stacked chip scale packages which include high density memory die stacks, typically with wire bond connections, and flip chip plus wire bond stacks called FlipStack that integrate a wire bond die on top of a flip chip die;

•	Advanced leadframe packages, such as MicroLeadFrame and FusionQuad, which are thinner and smaller than traditional leadframe designs, and provide more leads and better thermal and electrical characteristics.

•	Multi-chip or system-in-package modules used in mobile phones and other handheld end-products;

•	Packages for micro-electromechanical system devices, which are used in a variety of end markets including automotive, industrial and consumer electronics;

•	Through Mold Via technology for higher stacked interconnect densities in Package-on-Package applications that support next-generation high speed memory interface standards; and

•	Fine pitch copper pillar flip chip which creates interconnections at fine pad pitches using fine pitch copper pillar bumping and a newly developed assembly process to reduce the number of substrate layers and facilitate very thin packages.

We are expanding our copper wire bond capabilities in support of both advanced and commodity packages, as some customers are migrating to copper wire bond to mitigate their exposure to gold prices. We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.

Geographically Diversified Operational Base

We have a broad and geographically diversified operational footprint. Our operations comprise more than five million square feet of manufacturing space strategically located in five countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide cost effective solutions to our customers by:

•	Offering capacity to absorb large orders and accommodate quick turn-around times;

•	Obtaining favorable pricing on materials and equipment, where possible, by using our purchasing power and leading industry position;

•	Qualifying production of customer devices at multiple manufacturing sites to mitigate the risks of supply disruptions; and

•	Providing capabilities and solutions for customer-specific requirements.

Competitive Cost Structure and Disciplined Capital Investment

We believe that a competitive cost structure and disciplined capital investment decisions are key factors for achieving profitability and generating free cash flow. There has been a continuous push throughout the entire semiconductor supply chain for lower cost solutions. Some of our cost control efforts have included: (1) increasing strip densities to drive higher throughput; (2) developing smaller gold wire diameter solutions; and (3) increasing labor productivity.

We operate in a cyclical industry. During an industry downturn, similar to the downturn in the second half of 2008 and the first half of 2009, we take actions to reduce our costs and drive greater factory and administrative efficiencies. Cost control efforts can include reducing labor costs by temporarily lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies.

PACKAGING AND TEST SERVICES

The following table sets forth, for the periods indicated, the amount of packaging and test net sales in millions of dollars and the percentage of such net sales:

	Year Ended December 31,
	2010		2009		2008

Packaging services
Chip scale package	$954	32.5%	$695	31.9%	$697	26.2%
Ball grid array	747	25.4%	500	23.0%	751	28.3%
Leadframe	761	25.9%	587	26.9%	753	28.3%
Other packaging	188	6.4%	152	7.0%	144	5.4%

Total packaging services	2,650	90.2%	1,934	88.8%	2,345	88.2%
Test services	289	9.8%	245	11.2%	314	11.8%

Total net sales	$2,939	100.0%	$2,179	100.0%	$2,659	100.0%

Packaging Services

We offer a broad range of package formats and services designed to provide our customers with a full array of packaging solutions. Our package services are divided into three families: chip scale package, ball grid array, and leadframe. We also provide other packaging services such as wafer bumping which supports our flip chip and wafer-level packages. The differentiating characteristics of package formats can include: (1) size, (2) number of electrical connections, (3) thermal and electrical characteristics, (4) number of chips incorporated, (5) types of interconnect technologies employed, and (6) integration of active and passive components.

The following table sets forth the various combinations of interconnect technologies and package carriers, and some characteristics, for each package family.

	Chip Scale Package	Ball Grid Array	Leadframe
Interconnect Technology	Wire Bond Flip Chip	Wire Bond Flip Chip	Wire Bond
Package Carrier	Substrate Wafer Level	Substrate	Leadframe
Characteristics	Small Form Factor Low to High I/O Density Medium to Low Power Consumption 2D and 3D Configurations	Large Form Factor High I/O Density Medium to High Power Consumption	Variety of Form Factors Low to Medium I/O Density Low Cost Low to High Power Consumption 2D and 3D Configurations

Interconnect Technologies

Wire bonding and flip chip are the two interconnect technologies used to connect the die to the package carrier.

Wire Bond:  The die is mounted face up on the substrate or leadframe and very fine gold or copper wires are attached from the perimeter of the die to the substrate or leadframe. Wire bonding is generally considered to be the most cost-effective and flexible interconnect technology and is used to assemble the majority of semiconductor packages.

Flip Chip:  The interconnection between the die and substrate is made through a conductive “bump” that is placed directly on the die surface utilizing a process called wafer bumping. The bumped die is then “flipped over” and placed face down, with the bumps connecting directly to the substrate. Flip chip packages provide a higher density interconnection capability than wire bond, as flip chip technology uses the surface area of the die, and sometimes the perimeter as well, instead of just the perimeter used by wire bond packages. Flip chip technology also provides enhanced thermal and electrical performance, and enables smaller die and thinner and smaller form factors (or physical package dimensions).

Hybrid:  Certain 3D and system-in-package applications may contain both wire bond and flip chip die in a single package. These structures are commonly referred to as FlipStack and are supported in both chip scale and ball grid array package structures.

Package Carrier

Leadframe:  Leadframe packages utilize metal (typically copper) as the package carrier and typically place the electrical interconnect leads to the system board around the perimeter of the package. Leadframe packages are used in virtually every electronic device and remain the most practical and cost-effective solution for many low to medium pin count applications. Leadframe packages are typically not cost or form factor effective for pin counts above 200. To address this limitation, Amkor developed FusionQuad, a proprietary leadframe package that integrates internal leads with perimeter leads to enable pin counts up to 376.

Substrate:  Substrate packages utilize a laminate as the package carrier and have the electrical interconnects to the system board on the bottom of the package in the form of solder balls that are distributed across the bottom surface of the package (called a “ball grid array” format). The chip is attached to the substrate through either wirebond or flip chip technologies. Substrate packages were developed to facilitate the higher number of interconnections required by many advanced semiconductor devices.

Wafer-Level:  Wafer-level packages do not use a leadframe or substrate as the chip carrier. The interconnect bumping process is carried out on the entire wafer at the chip level using proprietary process technologies. The bumped wafer is subsequently singulated into individual chips (“diced”) and the wafer-level package is subsequently attached directly to the system board.

Chip Scale Packages

Chip scale packages are substrate-based packages where the package size is not much larger than the chip itself, and which have very small form factors and fine ball pitches (or distance between balls). The size advantage provided by a chip scale package has made this the package of choice for a wide variety of applications that require very small form factors such as wireless handsets and mobile consumer electronic devices.

Advances in packaging technology now allow the placement of two or more chips on top of each other within a single package. This concept, known as 3D packaging, permits a higher level of semiconductor density and greater functionality. Some of our 3D chip scale packages include:

•	Stacked chip scale packages that contain two or more chips placed on top of each other and are ideal for chipsets and memory applications; and

•	Package-on-package solutions using extremely thin chip scale packages that are stacked on top of each other, enabling the integration of logic and memory in a single footprint, as well as multiple memory applications.

Our chip scale package family also includes system-in-package modules which integrate two or more chips and passive device elements into a single package, thus enabling space and power efficiency, high performance and lower production costs.

Ball Grid Array Packages

Ball grid array packages are large form factor substrate-based packages which are used where processing power and speed are needed, and small form factors are not required. Ball grid array packages are used for networking, storage, gaming, computing and consumer applications.

Examples of ball grid array packages are:

•	Flip chip ball grid array incorporates a face down bumped die onto a substrate using a ball grid array format and is increasingly being used in advanced silicon nodes enabling our customers to implement more powerful new applications and smaller devices; and

•	Plastic ball grid array packages use wire bond technology in applications requiring higher pin count than chip scale or leadframe packages, but typically have lower interconnect density than flip chip.

Leadframe Packages

Leadframe packages place the electrical interconnects to the system board around the perimeter of the package. Wire bonding technology is used to interconnect the chip to the leadframe package carrier. Leadframe-based packages are the most widely used package family in the semiconductor industry.

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

Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, and which have the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We are developing increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. One of our most successful advanced leadframe package offerings is the MicroLeadFrame family of quad flat no lead packages. Another is FusionQuad, which has both bottom and peripheral leads that significantly reduce the package size.

Wafer Bumping and Other Packaging Services

The other category of packaging services is largely comprised of wafer bumping services. Wafer bumping is a preliminary step to manufacturing both flip chip and wafer-level packages. Wafer bumping consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides, and providing a pad metallurgy that will protect the interconnections while making good mechanical and electrical connection between the bump and the substrate.

Test Services

Amkor provides a complete range of semiconductor testing services including wafer testing or probe, various types of final testing, strip testing and complete end-of-line test services up to and including final shipping. We have testing operations in our facilities in China, Japan, Korea, the Philippines and Taiwan, which enables fast feedback, streamlined logistics and shorter cycle times. We also offer many specialized logistical services including security certification and anti-counterfeit measures. In 2010, we tested 4.4 billion units. We tested 45%, 48% and 49% of the units that we packaged in 2010, 2009 and 2008, respectively.

We test a variety of device types across all of our package families including radio frequency, analog and mixed signal, digital, power management, memory and various combinations such as application-specific integrated circuits, multi chip modules, system-in-package, and stacked chips. Testing solutions vary depending upon the complexity of the device. Specialized solutions are required for packages that also process non-electric stimuli, including sensors, accelerometers, gyrometers, haptics, pressure sensors and various types of micro-electro-mechanical sensor devices.

Test Development Services

We offer a full range of test software, hardware, integration and product engineering services, and we support a range of business models and test capabilities. Some customers develop their test solutions and provide them to us, while other customers need our engineering resources. We support a variety of co-development and collaboration models.

Our test development centers are located in Korea, the Philippines, China and the U.S., and provide complete solutions covering product specific testing software, all necessary hardware for handling and contacting, correlation, release to mass production and post production support. In close proximity to many of our customers’ design centers, our locations offer same time zone and same language services.

Wafer Test Services

Wafer test, also referred to as wafer probe, is performed after wafer fabrication or wafer bumping to screen out defects prior to packaging. A range of wafer test coverage can be deployed depending on the cost and complexity of the die, the package and the product. The range is from coarse level screening for major defects all the way up to probing at high digital speeds, full radio frequency transmit and receive, and multiple temperatures. Wafer testing can involve a range of wafer mapping and inspections.

Final Test Services

After the assembly process, final test is performed to ensure that the packaged device meets the customer’s requirements. Final test spans a range of rigor and complexity depending on the device and end market application. More rigorous types of final test include testing multiple times under different electrical and temperature conditions, and before and after device reliability stresses, such as burn-in. In addition to electrical testing, specialized solutions are required for packages that also process non-electric stimuli.

The electrical tests are a mix of functional, structural and system-level tests depending on the customer’s requirements and cost and reliability parameters. The electrical test equipment we use includes commercially available automated test equipment, customized and proprietary system level test equipment and innovative types of low cost test equipment developed by Amkor.

Principal End Markets

The following table lists the major end markets that use our products. The table also lists some of our applications and our packages and test services used within these key end markets.

Amkor Packages and
End Market	Applications	Test Services
Communications	Handsets (Cell Phones, Feature Phones, Smart Phones) Ethernet WiMax, 3G, 4G Wireless LAN Bluetooth	Stacked Chip Scale Package ChipArray Ball Grid Array Package-on-Package
Flip Stack Chip Scale Package Flip Chip Chip Scale Package MicroLeadFrame
Radio Frequency Probe
System-on-Chip Test
Distributed Test for System-in-Package
System-Level Test

Consumer	Gaming Television Set Top boxes Portable Media Digital Cameras	Flip Chip Ball Grid Array Thin Quad Flat Pack Plastic Ball Grid Array ChipArray Ball Grid Array MicroLeadFrame Strip Test

Computing	Desk Top Computer Laptop Computer Notebook Computer Netbook Computer Tablets Hard Disc Drive Computer Server Displays Printers Other Peripherals	MicroLeadFrame
Plastic Ball Grid Array
Thin Quad Flat Pack
ChipArray Ball Grid Array
Flip Chip Chip Scale Package
High-Speed Digital Testing
System-Level Test
System-on-Chip Test
Distributed Test for System-in-Package

Networking	Servers Routers Switches	Flip Chip Ball Grid Array Plastic Ball Grid Array ChipArray Ball Grid Array High-Speed Digital Testing

Other	Automotive Industrial	Thin Shrink Small Outline Package Small Outline Integrated Circuit Plastic Ball Grid Array Thin Quad Flat Pack Test Across Temperature Burn-in Test

For packaging and test segment information, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new package solutions and test services, and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success differentiators in the semiconductor packaging and test industry. By concentrating our research and development on our customers’ needs for innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards. In addition, we leverage our research and development by licensing our leading edge technology, such as MicroLeadFrame, Fine Pitch Copper Pillar, Through Mold Via, Lead Free Bumping and FusionQuad.

Our key areas for research and development are:

•	3D packaging;

•	Advanced flip chip packaging;

•	Advanced micro-electromechanical system packaging and testing;

•	Copper Pillar bumping and packaging;

•	Copper wire interconnects;

•	Engineering and characterization tools;

•	Laminate and leadframe packaging;

•	Manufacturing cost reductions;

•	Through Mold Via technology;

•	Through Silicon Via technology;

•	Wafer Level Fan Out technology; and

•	Wafer level processing.

We have key development partners within our customer and supplier base. We work with our partners and allocate our resources to develop applications that have promising potential for a healthy return on investment.

As of December 31, 2010, we had approximately 400 employees engaged in research and development activities. In 2010, 2009 and 2008, we spent $47.5 million, $44.5 million and $56.2 million, respectively, on research and development.

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

Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends;

•	Managing the start-up of specific packaging and test programs;

•	Working to improve our customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to ensure package reliability; and

•	Collaborating with our customers on continuous quality improvement initiatives.

Further, we implement direct electronic links with our customers to:

•	Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, including production yields, device specifications and quality indices; and

•	Connect our customers to our sales and marketing personnel world-wide and to our factories.

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

CUSTOMERS

As of December 31, 2010, we had approximately 225 customers, including many of the largest semiconductor companies in the world. The table below lists our top 25 customers in 2010 based on net sales:

Altera Corporation	Nordic Semiconductor ASA
Analog Devices, Inc.	NXP Semiconductors N.V.
Atheros Communication, Inc.	ON Semiconductor Corporation
Atmel Corporation	Panasonic Corporation
Avago Technologies Limited	Qualcomm Incorporated
Broadcom Corporation	RF Micro Devices, Inc.
Entropic Communications, Inc.	Samsung Electronics Co., Ltd
Global Unichip Corporation	Sony Corporation
Infineon Technologies AG	ST Microelectronics, Pte
International Business Machines Corporation (“IBM”)	Texas Instruments Incorporated
LSI Corporation	Toshiba Corporation
Marvell Technology Group Ltd.	Xilinx, Inc.
Micron Technology, Inc.

Our top 25 customers accounted for 80.1% of our net sales in 2010, and our ten largest customers accounted for approximately 54.2%, 53.4% and 49.8% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Qualcomm Incorporated accounted for more than 10% of our consolidated net sales in 2009. No customer accounted for more than 10% of our consolidated net sales in 2010 or 2008.

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

Equipment

Our ability to meet the changing demand from our customers for manufacturing capacity requirements depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.

Packaging Equipment

The primary types of equipment used in providing our packaging services are wire bonders and die bonders. In addition, we maintain a variety of other packaging equipment, including mold, singulation, die attach, ball attach, and wafer backgrind, along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our packages through the use of relatively low cost tooling.

We also purchase wafer bumping equipment to facilitate our flip chip and wafer level packaging services. Wafer bump equipment includes sputter and spin coaters, electroplating equipment and reflow ovens. This equipment tends to have longer lead times for order and installation than other packaging equipment and is sold in relatively larger increments of capacity.

Test Equipment

The primary equipment used in the testing process includes tester, handler and probe equipment. Handlers are used to transfer individual or small groups of packaged integrated circuits to a tester. Testers are generally a more capital intensive portion of the process and tend to have longer delivery lead times than most other types of packaging and test equipment. We focus our capital additions on standardized tester platforms in order to maximize test equipment utilization.

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

The principal elements of competition in the semiconductor packaging services market include:

•	technical competence;

•	quality;

•	price;

•	breadth of packaging services offered;

•	new package design and implementation;

•	cycle times;

•	customer service; and

•	available capacity.

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

EMPLOYEES

As of December 31, 2010, we had 19,900 full-time employees. Of the total employee population, 14,700 were engaged in manufacturing services, 3,100 were engaged in manufacturing support, 400 were engaged in research and development, 200 were engaged in marketing and sales and 1,500 were engaged in administration, business management and finance. We believe that our relations with our employees are good, and we have never experienced a work stoppage in any of our factories. Our employees in China, France, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees in our factories in Japan and Korea are members of a union, and those that are members of a union are subject to collective bargaining agreements.

Item 1A.	Risk Factors

The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part II, Item 7 of this Annual Report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also impair our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.

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

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of December 31, 2010, our total debt balance was $1,364.3 million, of which $150.1 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2010, we had capital additions of $504.5 million and in 2011, we currently expect to make capital additions of approximately $500 million.

In addition, we have a significant level of debt, with $1,364.3 million outstanding at December 31, 2010, $150.1 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $150.1 million due in 2011, $82.1 million due in 2012, $236.1 million due in 2013, $281.6 million due in 2014, $5.1 million due in 2015 and $609.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2010, we paid $96.6 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2010, we had cash and cash equivalents of $405.0 million and availability of $99.6 million under our $100.0 million senior secured revolving credit facility which matures in April 2015.

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

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. The $671.1 million write-off of our goodwill at December 31, 2008 reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes, due to defined calculations which include net income. In addition, our future debt agreements may contain financial covenants and ratios.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $88.6 million as of December 31, 2010. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their service based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements in Part II, Item 8 to this Annual Report.

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

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. During 2010, we implemented several significant ERP modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

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

Risks Associated With International Operations — We Depend on Our Factories and Operations in China, Japan, Korea, the Philippines and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers’ and vendors’ operations are located outside the U.S. The following are some of the risks we face in doing business internationally:

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 54.2%, 53.4% and 49.8% of our net sales in the years ended December 31, 2010, 2009 and 2008, respectively. No customer accounted for greater than 10% of our sales during 2010 or 2008. A single customer accounted for more than 10% of our sales during the year ended December 31, 2009.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc. and complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, both of which are described in more detail in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on our results of operations, financial condition and cash flows could change in the future.

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

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses chemicals, materials and gases and generates by products that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local laws and regulations in the U.S., as well as environmental laws and regulations in foreign jurisdictions, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. We may become liable under environmental laws for the cost of cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties. In such an event, we could be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and could also be subject to revocation of permits negatively affecting our operations.

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

As of February 24, 2011, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 87,899,000 shares, or approximately 44%, of our outstanding common stock. Approximately 13,351,000 of these shares (the “2013 Convert Shares”) were acquired upon the conversion in January 2011 of all $100.0 million of our 6.25% Convertible Subordinated Notes due 2013. The Kim family also has options to acquire approximately 903,000 shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49,595,000 shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138,397,000 shares, or approximately 56%, of our outstanding common stock.

The 2013 Convert Shares and the 2014 Convert Shares are each subject to separate voting agreements that require the Kim family to vote these respective shares in a “neutral manner” on all matters submitted to Amkor stockholders for a vote, so that such 2013 Convert Shares and 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2013 Convert Shares or 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of Amkor common stock. The voting agreement for the 2013 Convert Shares terminates upon the earliest of (i) December 1, 2013, (ii) at such time as no principal amount of the 2013 Notes or any 2013 Convert Shares remain outstanding, (iii) a change of control transaction (as defined in the voting agreement), or (iv) the mutual agreement of the Kim family and Amkor. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially own any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement), or (iii) the mutual agreement of the Kim family and Amkor.

Subject to the requirements imposed by the voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Taiwan and the U.S. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
	Factory Size
Location	(Square Feet)	Services

Korea
Seoul, Korea(1)	698,000	Packaging services; package and process development
Pupyong, Korea(1)	404,000	Packaging and test services
Gwangju, Korea(1)	1,007,000	Packaging and test services; wafer bump services
Philippines
Muntinlupa, Philippines(2)	749,000	Packaging and test services; package and process development
Province of Laguna, Philippines(2)	625,000	Packaging and test services
Taiwan
Lung Tan, Taiwan(1)	417,500	Packaging and test services; wafer bump services
Hsinchu, Taiwan(1)	426,000	Packaging and test services; wafer bump services
China
Shanghai, China(3)	953,000	Packaging and test services; wafer bump services
Japan
Kitakami, Japan(4)	211,000	Packaging and test services
United States
Chandler, AZ(5)	5,000	Test process development; package and process development

(1)	Owned facility and land.

(2)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. We own buildings comprising 1,223,000 square feet and lease the remaining 151,000 square feet from one of the aforementioned realty companies.

(3)	We own buildings comprising 953,000 square feet, of which approximately 530,000 square feet were facilitized with a clean room manufacturing environment and equipment as of December 31, 2010. All land is leased. During 2010, we consolidated our China packaging and test services into one facility and terminated the lease of our other facility. See Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

(4)	Leased facility.

(5)	Of the 5,000 square feet in the U.S., 2,000 square feet is owned facility and land, and 3,000 square feet is leased.

We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

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

We also own a 165,000 square foot facility in Singapore (land is leased) that is held for sale following the relocation of operations to other locations in 2010. See Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Item 3.	Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, acquisitions, licensing, contracts, tax, regulatory, employee relations and other matters. For a discussion of “Legal Proceedings,” see Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low

2010
First Quarter	$7.55	$5.47
Second Quarter	8.81	5.45
Third Quarter	6.80	5.05
Fourth Quarter	7.78	6.06
2009
First Quarter	$3.23	$1.60
Second Quarter	5.02	2.55
Third Quarter	7.57	4.12
Fourth Quarter	7.70	5.33

There were approximately 331 holders of record of our common stock as of January 31, 2011.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

PERFORMANCE GRAPH(1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amkor Technology, Inc., The S&P 500 Index
And The PHLX Semiconductor Index

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

The following selected consolidated financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited Consolidated Financial Statements included in this Annual Report. The following selected consolidated financial data for the years ended December, 31, 2007 and 2006, and as of December 31, 2008, 2007 and 2006, have been derived from audited financial statements not included herein and, where applicable, such data was recast for the retrospective application of new accounting guidance for noncontrolling interests in a consolidated subsidiary, which we became subject to beginning January 1, 2009. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements, both of which are included in this Annual Report.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$2,939,483	$2,179,109	$2,658,602	$2,739,445	$2,728,560
Cost of sales(a)	2,275,727	1,698,713	2,096,864	2,057,572	2,053,600

Gross profit	663,756	480,396	561,738	681,873	674,960

Operating expenses:
Selling, general and administrative	242,424	210,907	251,756	254,365	251,142
Research and development	47,534	44,453	56,227	41,650	38,735
Goodwill impairment(b)	—	—	671,117	—	—
Gain on sale of real estate and specialty test operations(c)	—	(281)	(9,856)	(4,833)	—

Total operating expenses	289,958	255,079	969,244	291,182	289,877

Operating income (loss)	373,798	225,317	(407,506)	390,691	385,083

Other expense:
Interest expense	85,595	102,396	118,729	133,896	161,682
Interest expense, related party	15,250	13,000	6,250	6,250	6,477
Interest income	(2,950)	(2,367)	(8,749)	(9,797)	(6,875)
Foreign currency loss (gain)(d)	13,756	3,339	(61,057)	8,961	13,255
Loss (gain) on debt retirement, net(e)	18,042	(15,088)	(35,987)	15,876	27,389
Equity in earnings of unconsolidated affiliates(f)	(6,435)	(2,373)	—	—	—
Other (income) expense, net	(619)	(113)	(1,004)	668	661

Total other expense, net	122,639	98,794	18,182	155,854	202,589

Income (loss) before income taxes	251,159	126,523	(425,688)	234,837	182,494
Income tax expense (benefit)(g)	19,012	(29,760)	31,788	12,597	11,208

Net income (loss)	232,147	156,283	(457,476)	222,240	171,286
Net (income) loss attributable to noncontrolling interests	(176)	(303)	781	(2,376)	(1,202)

Net income (loss) attributable to Amkor	$231,971	$155,980	$(456,695)	$219,864	$170,084

Net income (loss) attributable to Amkor per common share:
Basic	$1.26	$0.85	$(2.50)	$1.22	$0.96

Diluted	$0.91	$0.67	$(2.50)	$1.11	$0.90

Shares used in computing per common share amounts:
Basic	183,312	183,067	182,734	180,597	177,682
Diluted	282,602	263,379	182,734	208,767	199,556
Other Financial Data:
Depreciation and amortization	$323,608	$305,510	$309,920	$283,267	$273,845
Purchases of property, plant and equipment	445,669	173,496	386,239	236,240	315,873
Cash dividends declared	—	—	—	—	—

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$404,998	$395,406	$424,316	$410,070	$244,694
Working capital	289,859	327,088	306,174	310,341	215,095
Total assets	2,736,822	2,432,909	2,383,993	3,192,606	3,041,264
Total long-term debt	1,214,219	1,345,241	1,438,751	1,611,570	1,819,901
Total debt, including short-term borrowings and current portion of long-term debt	1,364,300	1,434,185	1,493,360	1,764,059	2,005,315
Additional paid-in capital	1,504,927	1,500,246	1,496,976	1,482,186	1,441,194
Accumulated deficit	(890,270)	(1,122,241)	(1,278,221)	(821,526)	(1,041,390)
Total Amkor stockholders’ equity	630,013	383,209	237,139	654,619	393,920

(a)	During 2008, we recorded a charge of $61.4 million for unpaid royalties relating to the resolution of a patent license dispute, of which $49.0 million related to royalties for periods prior to 2008.

(b)	At December 31, 2008, we recorded a non-cash charge of $671.1 million to write off our remaining goodwill.

(c)	During 2009, we sold land and dormitory buildings in Korea and recorded a gain of $0.3 million. During 2008, we sold land and a warehouse in Korea and recorded a gain of $9.9 million. In 2007, we recorded a gain of $3.1 million in connection with the sale of real property in Korea used for administrative purposes. During 2007, we recognized a gain of $1.7 million related to an earn-out provision on the sale of our Wichita, Kansas specialty test operation.

(d)	We recognize foreign currency losses (gains) due to the remeasurement of certain of our foreign currency denominated monetary assets and liabilities. During 2008, the net foreign currency gain of $61.1 million is primarily attributable to the significant depreciation of the Korean won and the impact on the remeasurement of our Korean severance obligation.

(e)	During 2010, we recorded a net loss of $18.0 million related to several debt transactions. We recorded a net loss of $17.7 million related to the tender offer to purchase $125.7 million principal amount of our 9.25% Senior Notes due 2016 and the repurchase of an aggregate $411.8 million principal amount of our 7.125% Senior Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2009, we recorded a net gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes and 2.5% Convertible Senior Subordinated Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2008, we recorded a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In 2007, we recorded a loss of $15.9 million related to the refinancing of a second lien term loan. During 2006, we recorded a loss of $27.4 million related to the tender offer to purchase $352.3 million principal amount of our 9.25% senior notes due February 2008 and the repurchase of $178.1 million of our 10.5% senior subordinated notes due May 2009.

(f)	During 2009, we made a 30% equity investment in J-Devices Corporation, which was accounted for using the equity method. We recognized equity in earnings of $6.4 million and $2.4 million during 2010 and 2009, respectively.

(g)	Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. In 2009, a $25.6 million benefit for the release of a valuation allowance in Korea is included in the income tax benefit. In 2008, the $671.1 million goodwill impairment charge did not have a significant income tax benefit. Also, the 2008 income tax provision included a charge of $8.3 million for the establishment of a valuation allowance in Japan.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount and timing of our expected capital investments and focus on customer requirements, investments in technology advancements and cost reduction programs, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (7) our repurchase or repayment of outstanding debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to defined benefit pension plans, (11) liability for unrecognized tax benefits, (12) expectations regarding inventory levels and recovery of related costs, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to implementation of a new enterprise resource planning system, and (16) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part I, Item 1A “Risk Factors” of this Annual Report. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2010 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 8, “Financial Statements and Supplementary Data” in this Annual Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of tiny transistor elements into complex patterns of electronic circuitry on silicon wafers, thereby creating large numbers of individual semiconductor devices or integrated circuits on each wafer (generally referred to as “chips” or “die”). Each device on the wafer is tested and the wafer is cut into pieces called chips. The chips are attached through wire bonding to a substrate or leadframe, or to a substrate in the case of flip chip interconnect, and then encased in a protective material. For a wafer-level package, the electrical interconnections are created directly on the surface of the wafer without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

Our packages are designed based on application and chip specific requirements including the type of interconnection technology employed, size, thickness, and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services.

Our customers include, among others: Altera Corporation; Broadcom Corporation; Infineon Technologies, AG; International Business Machines Corporation (“IBM”); LSI Corporation; Qualcomm Incorporated; Sony Corporation; ST Microelectronics, Pte.; Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

Since the second half of 2009, the semiconductor industry has experienced increased consumer spending principally driven by the recovery from the global economic downturn. Our net sales increased $760.4 million or 34.9% to $2,939.5 million in 2010 from $2,179.1 million in 2009. The growth was driven by strong demand across all of our package families and end markets, particularly in our core markets for wireless communications, gaming and other consumer electronics. Our unit demand increased to 9.8 billion units in 2010 compared to 7.7 billion units in 2009, principally driven by the strength of leadframe and chip scale packaging services.

Gross margin for 2010 increased to 22.6% from 22.0% in 2009. The increase in gross margin was primarily due to higher levels of utilization and efficiencies driven by increased customer demand for all of our packaging services and the corresponding increase in net sales. Partially offsetting this increase were negative impacts from an increase in manufacturing costs, unfavorable foreign currency movements and higher gold prices. In addition, during 2010 we recorded charges of $4.1 million in cost of sales relating to workforce reduction programs and other restructuring activity compared to $16.9 million during 2009.

Net income for 2010 was $232.0 million, or $0.91 per diluted share, compared with net income in 2009 of $156.0 million, or $0.67 per share. The increase was primarily attributable to increased revenues and gross profit in 2010, and was partially offset by increased income tax expense and a loss on debt retirement.

In 2010, our capital additions totaled $504.5 million or 17% of net sales compared to $197.7 million or 9% of net sales in 2009. We expect our 2011 capital additions to be approximately $500 million. Capital additions are generally focused on specific customer requirements, technology advancements and infrastructure projects. In 2010, 63% of our capital additions spending went toward our packaging capabilities, 19% for test, and 18% for research and development and infrastructure projects.

We generated $96.9 million of free cash flow in the year ended December 31, 2010, an increase of $8.7 million from the prior year. Cash provided by operating activities was $542.6 million for the year ended December 31, 2010, compared with $261.7 million for the year ended December 31, 2009. The increase is primarily attributable to higher levels of demand and gross profit in 2010 as well as payments of $160.8 million in the 2009 period for employee benefit and separation payments and the resolution of a patent license dispute. The increase in operating cash flow was partially offset by higher purchases of property, plant and equipment in 2010. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the year ended December 31, 2010.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At December 31, 2010, our cash and cash equivalents totaled approximately $405.0 million, with an aggregate of $150.1 million of debt maturities due through the end of 2011. In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018. We used the net proceeds of that note issuance, together with existing cash, to redeem in full the $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 and the $358.3 million principal amount of our 7.75% Senior Notes due 2013, and to pay related fees and expenses during the three months ended June 30, 2010. In May 2010, we entered into a $180.0 million, three-year secured term loan in Korea, the proceeds of which were used to purchase $125.7 million of our 9.25% Senior Notes due 2016. In July 2010, we repaid $47.0 million of the Korean term loan. In September 2010, we amended our $100.0 million senior secured revolving credit facility and extended its term by two years to April 2015. In December 2010, we announced a call for redemption of the entire $100.0 million aggregate principal amount of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”). Holders of all $100.0 million of the outstanding December 2013 Notes converted their notes into an aggregate of 13,351,131 shares of our common stock in January 2011.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Gross margin	22.6%	22.0%	21.1%
Depreciation and amortization	11.0%	14.0%	11.7%
Operating income (loss)	12.7%	10.3%	(15.3)%
Income (loss) before income taxes	8.5%	5.8%	(16.0)%
Net income (loss) attributable to Amkor	7.9%	7.2%	(17.2)%

Net Sales

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Net sales	$2,939,483	$2,179,109	$2,658,602	$760,374	34.9%	$(479,493)	(18.0)%

Packaging net sales	2,650,257	1,933,600	2,343,514	716,657	37.1%	(409,914)	(17.5)%
Test net sales	288,871	245,237	314,299	43,634	17.8%	(69,062)	(22.0)%

Net Sales.  Net sales in 2010 increased compared to 2009 primarily driven by the recovery of the semiconductor industry and improved consumer spending across all of our end markets, resulting in an increase in demand for substantially all product lines in our packaging and test services. Chip scale packages increased due to demand for flip chip and 3-D stacking technologies that support wireless data and smart phones. Ball grid array packages increased as demand for gaming, HDTVs, other consumer electronics and networking applications increased. Net sales in 2009 decreased compared to 2008 due to the general decline in demand and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. As a result, we experienced a broad-based decline in demand across our packaging and test business.

Packaging Net Sales.  Packaging net sales in 2010 increased compared to 2009. Packaging unit volume increased 2.1 billion units in 2010 to 9.8 billion units, compared to 7.7 billion units in 2009, primarily attributable to increased demand for our leadframe and chip scale packaging services. The increase in demand is due to the recovery of the semiconductor industry and improved consumer spending following the recent global economic downturn. Growth in ball grid array and chip scale packaging solutions with higher average sales prices per unit also contributed to the overall growth in net sales from 2009. Packaging net sales in 2009 decreased compared to 2008 because of the broad-based decline in demand across our package offerings. Packaging unit volume decreased 0.9 billion units in 2009 to 7.7 billion units, compared to 8.6 billion units in 2008 due to the same broad-based decline in demand.

Test Net Sales.  Test net sales in 2010 increased compared to 2009, while test net sales in 2009 decreased compared to 2008. The financial crisis and global recession that began in 2008 caused a significant decrease in demand for our services, including test, during the second half of 2008 through the first half of 2009. Subsequently, in the second half of 2009 and in 2010, demand increased due to the recovery of the semiconductor industry and improved consumer spending following the recent global economic downturn.

Cost of Sales

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Cost of sales	$2,275,727	$1,698,713	$2,096,864	$577,014	34.0%	$(398,151)	(19.0)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 42.6% in 2010 from 39.7% in 2009 primarily due to a higher mix of ball grid array packages with higher material content as a percentage of net sales and the increased cost of gold used in many of our wirebond packages. Material costs as a percentage of net sales increased to 39.7% in 2009 from 38.0% in 2008 due to change in mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 12.7% in 2010 from 13.5% in 2009. The decrease in labor costs as a percentage of net sales was due primarily to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. Labor costs in absolute dollars increased in 2010 partially due to an increase in our global labor headcount to approximately 19,900 employees at December 31, 2010 compared to 18,200 employees at December 31, 2009, the restoration in 2010 of the compensation cost reductions from 2009 and the expiration of other temporary cost reduction initiatives, such as foreign subsidy programs, which were available and utilized in 2009. As substantially all of our manufacturing operations workforce is paid in local currencies, labor costs were also negatively impacted by foreign currency exchange rate movements in 2010 compared to 2009. Labor costs in 2010 included a charge of $3.7 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore and special termination benefits related to a voluntary early retirement program in Korea compared to a $10.1 million charge in 2009 for workforce reduction programs.

As a percentage of net sales, labor costs decreased to 13.5% in 2009 from 15.3% in 2008. The decrease in labor costs was due primarily to savings from our workforce reduction activities and other cost savings initiatives implemented during 2008 and 2009. We also had a favorable foreign currency effect on labor costs resulting from the depreciation of the Korean won and other currencies against the U.S. dollar in 2008. In addition, labor costs in 2009 included a charge of $10.1 million related to workforce reduction programs and the wind-down and exit of manufacturing operations in Singapore compared to $12.2 million in 2008 for workforce reduction programs.

As a percentage of net sales, other manufacturing costs decreased to 22.1% in 2010 from 24.7% in 2009 due to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. The increase in other manufacturing costs in absolute dollars was primarily attributable to higher levels of production in our factories, resulting in increased costs for repairs and maintenance, supplies, facilities, and utilities, and to increased depreciation as a result of the higher level of capital spending during 2010. The increase was partially offset by a decrease in charges related to the wind-down and exit of manufacturing operations in Singapore from $6.8 million in 2009 to $0.3 million in 2010, as well as a decrease in asset impairment charges from $6.0 million in 2009 to $1.4 million in 2010.

As a percentage of net sales, other manufacturing costs decreased to 24.7% in 2009 from 25.6% in 2008. In 2009, we had reductions in other manufacturing costs due to cost savings initiatives and lower volumes such as a decrease in factory supplies and repair and maintenance expenses. Included in other manufacturing costs for 2008 is a charge of $61.4 million for royalties related to the resolution of a patent license dispute. Asset impairment charges included in 2009 were $6.0 million compared to $12.1 million in 2008. In 2009, other manufacturing costs also include a charge of $6.8 million related to the wind-down and exit of manufacturing operations in Singapore.

Gross Profit

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In thousands, except percentages)

Gross profit	$663,756	$480,396	$561,738	$183,360	$(81,342)
Gross margin	22.6%	22.0%	21.1%	0.6%	0.9%

Gross profit and gross margin in 2010 increased compared to 2009. The increase was primarily due to higher levels of utilization and efficiencies driven by increased customer demand for all of our packaging and test services and the corresponding increase in net sales. Several factors partially offset the increase from customer demand. Our material costs were impacted by a higher mix of ball grid array packaging services with higher material content and the increased cost of gold used in many of our wirebond packages. We experienced increased labor costs to meet our customer demands, including additional headcount and restoration of compensation costs and other temporary cost reduction initiatives implemented in 2009. Other manufacturing costs increased in support of higher customer demand, including increased depreciation expense resulting from increased investment and capital spending activities. In addition, gross profit and gross margin were negatively impacted by foreign currency exchange rate movements in 2010.

Gross profit in 2009 decreased compared to 2008. Gross margin in 2009 increased from 2008. Included in cost of sales for 2008 are $61.4 million for royalties related to the resolution of a patent license dispute. Gross profit in 2009 included $16.9 million related to workforce reduction programs and the wind-down and exit of manufacturing operations in Singapore compared to $12.2 million in 2008 for workforce reduction programs. The decrease in gross profit due to lower volumes was partially mitigated by cost controls and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Packaging gross profit	$584,190	$429,295	$472,986	$154,895		$(43,691)
Packaging gross margin	22.0%	22.2%	20.2%	(0.2	) %	2.0%

Packaging Gross Profit.  Gross profit for packaging in 2010 increased compared to 2009. Gross margin for packaging in 2010 remained consistent with 2009. The increase in gross profit was primarily attributable to increased customer demand resulting from the recovery of the semiconductor industry. Gross profit for packaging in 2009 decreased compared to 2008. Packaging gross margin in 2009 increased compared to 2008. Included in cost of sales for 2008 is $61.4 million for royalties related to the resolution of a patent license dispute. The packaging gross profit decrease in 2009 was due to the broad-based decline in product demand across our package offerings partially offset by cost control and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In thousands, except percentages)

Test gross profit	$79,621	$57,652	$88,645	$21,969	$(30,993)
Test gross margin	27.6%	23.5%	28.2%	4.1%	(4.7	) %

Test Gross Profit.  Gross profit and gross margin for test in 2010 increased compared to 2009. The increase is attributable to increased customer demand and higher utilization of our test assets. Costs of sales for test are primarily fixed, with low material requirements. As utilization rates increase, we benefit from a higher degree of operating leverage. Gross profit and gross margin for test in 2009 decreased compared to 2008. The decrease was due to lower net sales due to reduced demand partially offset by labor savings from our workforce reduction activities and cost control initiatives.

Selling, General and Administrative Expenses

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Selling, general and administrative	$242,424	$210,907	$251,756	$31,517	14.9%	$(40,849)	(16.2)%

Selling, general and administrative expenses in 2010 increased compared to 2009. The increase was primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives during the global economic downturn, as well as an increase in depreciation expense associated with the implementation of our global enterprise resource planning information system. Selling, general and administrative expenses in 2009 decreased compared to 2008. The decrease was primarily caused by lower salaries and benefits in both our factories and corporate offices and other cost reduction initiatives.

Research and Development

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Research and development	$47,534	$44,453	$56,227	$3,081	6.9%	$(11,774)	(20.9)%

Research and development activities are currently focused on developing new package interconnect solutions and test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development initiatives are focused on 3D packaging, advanced flip chip packaging, advanced micro-electromechanical system packaging and testing, fine pitch copper pillar bumping and packaging, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level fan out technology, wafer level processing, and other manufacturing cost reduction initiatives. Research and development expenses in 2010 increased compared to 2009. As a percentage of net sales, research and development expenses decreased to 1.6% in 2010 compared to 2.0% in 2009. Increased research and development expenses were due to increased activity and reinstatement of employee compensation and benefit costs. During 2009 we recorded an impairment charge of $2.6 million related to certain research and development equipment, which did not recur in 2010.

Despite the global economic recession, we continued to invest in research and development activities focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses in 2009 decreased compared to 2008. As a percentage of net sales, research and development expenses decreased to 2.0% in 2009 compared to 2.1% in 2008. The decrease was primarily due to lower salaries and benefits partially offset by a $2.6 million impairment charge in 2009 related to certain research and development equipment.

Goodwill Impairment

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Goodwill impairment	$—	$—	$671,117	$—	0.0%	$(671,117)	(100.0)%

We recorded a goodwill impairment charge in the amount of $671.1 million in 2008 to write off the entire carrying value of our goodwill. This non-cash charge had no impact on liquidity or cash flows from operations.

Gain on Sale of Real Estate

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Gain on sale of real estate	$—	$(281)	$(9,856)	$(281)	(100.0)%	$(9,575)	(97.1)%

During 2009, we sold land and dormitory buildings in Korea for $0.8 million in proceeds and reported a gain of $0.3 million, with no net tax effect. During 2008, we sold land and a warehouse in Korea for $14.3 million in cash and recorded a gain of $9.9 million, with no net tax effect.

Other Expense, Net

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Other expense, net	$122,639	$98,794	$18,182	$23,845	24.1%	$80,612	443.4%

Other expense, net in 2010 increased compared to 2009. This increase was driven by an increase in debt retirement costs. During 2010, we recorded $18.0 million of debt retirement costs related to the debt transactions described in the Overview. During 2009, we recorded a net gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes due 2011, our 2.5% Convertible Senior Subordinated Notes due 2011 and our 7.75% Senior Notes due in 2013. Also during 2010, we recorded a $13.8 million foreign currency loss from the remeasurement of certain subsidiaries’ balance sheet items compared to a $3.3 million foreign currency loss in 2009. Partially offsetting the increase is a reduction in net interest expense of $15.1 million during 2010 compared with the prior year resulting from our recent financing activities. In addition, during 2010 we recorded $6.4 million in earnings from an unconsolidated affiliate, J-Devices Corporation, compared to $2.4 million during 2009. Our investment in the unconsolidated affiliate was made in October 2009.

Other expense, net in 2009 increased compared to 2008. This increase was primarily the result of a $3.3 million foreign currency loss recorded in 2009 compared to a $61.1 million foreign currency gain recorded in 2008. In addition, in 2009, we recognized a gain of $15.1 million related to the repurchase of debt, compared to a gain of $36.0 million on debt repurchases in 2008. The $9.6 million reduction in interest expense in 2009, including related party interest expense, is due to reduced debt and the refinancing of certain debt with lower rate instruments. Interest expense in 2008 also included $3.3 million of interest related to the resolution of a patent license dispute that did not recur in 2009.

Income Tax Expense (Benefit)

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In thousands, except percentages)

Income tax expense (benefit)	$19,012	$(29,760)	$31,788	$48,772	163.9%	$(61,548)	(193.6)%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense in 2010 is attributable to profits in certain of our taxable foreign jurisdictions, $5.4 million of net additions to estimates of our uncertain tax positions, foreign withholding taxes and minimum taxes partially offset by a $3.0 million income tax benefit from the release of a valuation allowance related to certain deferred tax assets in Taiwan. The income tax benefit for 2009 included a $25.6 million income tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary, $9.4 million of income tax credits, and an income tax benefit of $3.0 million related to changes in estimates of our uncertain tax positions. These benefits were partially offset by $6.2 million of income tax expense attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes and minimum taxes. Income tax expense in 2008 is attributable to profits in certain of our taxable foreign jurisdictions and changes in estimates of our uncertain tax positions, as well as a charge of $8.3 million for the establishment of a valuation allowance related to certain deferred tax assets in Japan.

During 2010, our subsidiaries in China, Korea, the Philippines, Singapore and Taiwan operated under tax holidays which will expire in whole or in part at various dates through 2015. We expect our effective tax rate to increase as the tax holidays expire and income from these jurisdictions is subject to higher statutory income tax rates. See Note 4 to our Consolidated Financial Statements included in Item 8 of this Annual Report for a further discussion of income tax holidays.

At December 31, 2010, we had U.S. net operating loss carryforwards totaling $386.0 million which expire at various times through 2030. Additionally, at December 31, 2010, we had $81.3 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2010. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The financial crisis and global recession that began in 2008 caused a significant decrease in demand for our services during the first half of 2009. Since the second half of

2009, the semiconductor industry has experienced increased consumer spending principally driven by the recovery from the global economic downturn.

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

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
			(In thousands, except per share data)

Net sales	$750,609	$793,971	$749,165	$645,738	$667,612	$616,205	$506,516	$388,776
Cost of sales	591,266	605,713	569,966	508,782	492,258	461,589	404,129	340,737

Gross profit	159,343	188,258	179,199	136,956	175,354	154,616	102,387	48,039

Operating expenses:
Selling, general and administrative	62,037	57,735	66,356	56,296	54,640	53,473	52,445	50,068
Research and development	11,097	12,669	12,095	11,673	10,907	13,364	10,035	10,147

Total operating expenses	73,134	70,404	78,451	67,969	65,547	66,837	62,480	60,215

Operating income (loss)	86,209	117,854	100,748	68,987	109,807	87,779	39,907	(12,176)
Other expense, net	25,390	29,163	43,005	25,081	25,745	37,637	28,710	6,702

Income (loss) before income taxes	60,819	88,691	57,743	43,906	84,062	50,142	11,197	(18,878)
Income tax expense (benefit)	10,058	10,321	(1,200)	(167)	(3,820)	(30,854)	1,833	3,081

Net income (loss)	50,761	78,370	58,943	44,073	87,882	80,996	9,364	(21,959)
Net (income) loss attributable to noncontrolling interests	(157)	(350)	107	224	104	(133)	(141)	(133)

Net income (loss) attributable to Amkor	$50,604	$78,020	$59,050	$44,297	$87,986	$80,863	$9,223	$(22,092)

Net income (loss) attributable to Amkor per common share:
Basic	$0.28	$0.42	$0.32	$0.24	$0.48	$0.44	$0.05	$(0.12)
Diluted	0.20	0.30	0.23	0.18	0.33	0.31	0.05	(0.12)

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance at or prior to maturity with the proceeds of debt or equity offerings. There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A “Risk Factors.”

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of December 31, 2010, we had cash and cash equivalents of $405.0 million and availability of $99.6 million under our $100.0 million first lien senior secured revolving credit facility. Cash provided by operating activities was $542.6 million for the year ended December 31, 2010 compared to $261.7 million for the year ended December 31, 2009. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We have a significant amount of indebtedness. Total debt decreased to $1,364.3 million at December 31, 2010 from $1,434.2 million at December 31, 2009. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to pay our debt. The interest payments required on our debt are substantial.

During 2009, we implemented cost reduction measures including lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. As capacity utilization increased in the second half of 2009 and into 2010, labor and other overhead costs increased. During 2010, executive and other employee compensation has been restored from reduced levels in 2009 and we have reversed other temporary cost reduction initiatives.

We sponsor an accrued severance plan for our Korean subsidiary which, under recently enacted tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit retirement plan. If we decide to adopt a new plan, we would be required to fund a substantial portion of the existing liability. Our Korean severance liability was $88.6 million as of December 31, 2010.

Debt Instruments and Related Covenants

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

In March 2010, we entered into two term loans totaling 3.5 billion yen (approximately $39 million at inception) with two Japanese banks. The proceeds of the term loans were used to repay two revolving lines of credit in Japan and for general corporate purposes.

In April 2010, we entered into a 1.5 billion Taiwan dollar (approximately $47 million at inception) term loan with a Taiwanese bank primarily to fund capital expenditures.

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

In May 2010, we entered into a $180.0 million, three-year secured term loan in Korea, the proceeds of which were used to purchase $125.7 million of our 9.25% Senior Notes due 2016. In July 2010, we repaid $47.0 million of the Korean term loan.

In September 2010, we amended our $100.0 million senior secured revolving credit facility and extended its term by two years to April 2015.

Our December 2013 Notes became callable in December 2010. In December, 2010, we announced a call for redemption of the entire $100.0 million aggregate principal amount of the December 2013 Notes. Holders of all $100.0 million of the outstanding December 2013 Notes converted their notes into an aggregate of 13,351,131 shares of our common stock in January 2011. Our 9.25% Senior Notes due 2016 will become callable in June 2011.

The interest payments required on our debt are substantial. For example, we paid $96.6 million of interest in 2010. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

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

We were in compliance with all debt covenants at December 31, 2010 and expect to remain in compliance with these covenants for at least the next twelve months. Additional information about our debt is available in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

Capital Additions

In 2010, our capital additions totaled $504.5 million or approximately 17% of net sales. Of this total, approximately 63% of our spending went toward our packaging capabilities, 19% for test, and 18% for research and development and infrastructure projects. We expect that our 2011 capital additions will be approximately $500 million. Ultimately, the amount of our 2011 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of cash flow from operations or financing.

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Property, plant and equipment additions	$504,463	$197,742	$341,734
Net change in related accounts payable and deposits	(58,794)	(24,246)	44,505

Purchases of property, plant and equipment	445,669	173,496	386,239

Cash Flows

Cash provided by operating activities was $542.6 million for the year ended December 31, 2010 compared to $261.7 million for the year ended December 31, 2009. Free cash flow (which we define as net cash provided by operating activities less purchases of property, plant and equipment) increased by $8.7 million to $96.9 million for the year ended December 31, 2010 compared to $88.2 million for the year ended December 31, 2009. Our free cash flow for the years ended December 31, 2010 and 2009 was predominantly used to reduce debt. Free cash flow is not a U.S. GAAP measure. See below for a further discussion of free cash flow and a reconciliation to U.S. GAAP.

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2010 was as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities	$542,595	$261,725	$605,818
Investing activities	(444,921)	(240,878)	(371,380)
Financing activities	(89,857)	(49,651)	(223,625)

Operating activities:  Our cash flow from operating activities in 2010 increased by $280.9 million compared to 2009. Operating income for the year ended December 31, 2010 adjusted for depreciation and amortization, other operating activities and non-cash items increased $195.7 million from 2009, largely as a result of increased net sales. Interest expense, including related party interest expense, for the year ended December 31, 2010 decreased by $14.6 million as compared with the year ended December 31, 2009 as a result of reduced debt levels in 2010 and debt refinanced with lower interest rate instruments. Operating cash flows in 2010 were reduced by $7.5 million for prepayment fees in connection with debt repurchases.

Changes in assets and liabilities reduced operating cash flows during 2010 by $35.2 million principally due to an increase in accounts receivable, inventories, accounts payable and accrued expenses reflecting an increase in customer demand and increased business activity. Payments of $160.8 million for employee benefit separation payments and the resolution of a patent license dispute reduced 2009 operating cash flows.

Investing activities:  Our cash flows used in investing activities in 2010 increased by $204.0 million. This increase was primarily due to a $272.2 million increase in purchases of property, plant and equipment from $173.5 million in 2009 to $445.7 million in 2010. Our capital additions were primarily focused on incremental capacity for advanced packaging services including chip scale, ball grid array and bumping, specific customer requirements and other technology advancements. In 2009, we invested $16.7 million in an unconsolidated affiliate, J-Devices Corporation, and purchased $44.7 million of equipment which we leased to them.

Financing activities:  Our net cash used in financing activities in 2010 increased by $40.2 million. Cash used in financing activities during 2010 consisted principally of the repurchase of an aggregate $537.5 million principal amount of our senior notes and $99.9 million in repayments of our Korean term loans. Financing cash flows in 2010 also included $6.7 million of debt retirement costs for transactions classified as financing activities. We also incurred $7.5 million in debt issuance costs in 2010, primarily associated with the issuance of our 7.375% Senior Notes due 2018. Cash provided by financing activities during 2010 included the issuance of $345.0 million of our 7.375% Senior Notes due 2018 and proceeds from a $180.0 million Korean term loan and a Taiwanese term loan of approximately $47.0 million.

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

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$542,595	$261,725	$605,818
Less purchases of property, plant and equipment	445,669	173,496	386,239

Free cash flow	$96,926	$88,229	$219,579

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)

Total debt(1)	$1,364,300	$150,081	$82,132	$236,065	$281,636	$5,103	$609,283
Scheduled interest payment obligations(2)	423,026	83,874	80,208	75,193	57,996	49,922	75,833
Purchase obligations(3)	115,151	115,151	—	—	—	—	—
Operating lease obligations	36,714	5,905	6,624	6,907	6,900	5,593	4,785
Severance obligations(4)	88,899	6,131	5,707	5,312	4,944	4,605	62,200

Total contractual obligations	$2,028,090	$361,142	$174,671	$323,477	$351,476	$65,223	$752,101

(1)	Total debt decreased $69.9 million from December 31, 2009. In April 2010, we entered into an approximately $47.0 million term loan in Taiwan. In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018 and we entered into a $180.0 million, three-year secured term loan in Korea, $47.0 million of which was repaid in July 2010. Also in May 2010, we repurchased an aggregate $537.5 million principal amount of our 7.125% Senior Notes due 2011, 7.75% Senior Notes due 2013, and 9.25% Senior Notes due 2016. We repaid $52.9 million of annual amortizing debt during 2010.

Included in 2013 is $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013, which was converted into common stock in January 2011, as discussed in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2010 for variable rate debt.

The table above is inclusive of $6.3 million in annual interest payment obligations in 2011, 2012, and 2013 related to our 6.25% Convertible Subordinated Notes due December 2013. Due to the conversion of the debt in January 2011, as discussed in Note 12, no further interest will be paid to holders of the notes.

(3)	Represents capital-related purchase obligations in addition to accounts payable outstanding at December 31, 2010 for 2010 capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2010 include:

•	$21.0 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $3.5 million to the plans during 2011.

•	$4.5 million net liability associated with unrecognized tax benefits. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases. Operating lease commitments are included in the contractual obligations table above.

Other Contingencies

We refer you to Note 15 to our Consolidated Financial Statements in Item 8 of this Annual Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies and Use of Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our Consolidated Financial Statements appears in Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee of our board of directors, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Inventory.  We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs we reduce the carrying value of our inventory. Additionally, we reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis for raw materials and purchased components and an average cost basis for work-in-process) or by the weighted moving average method (for commodities), both which approximate actual cost. We review and set our standards as needed, but at a minimum on an annual basis.

Long-lived Assets.  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives are as follows:

Land use rights	50 years
Buildings and improvements	10 to 25 years
Machinery and equipment	3 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	3 to 10 years

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

Recently Adopted and Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant; however, we continue to evaluate the use of hedging instruments to manage market risk. We have not entered into any derivative transactions during the year ended December 31, 2010 and have no outstanding contracts as of December 31, 2010.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses, although we do use natural hedging techniques to reduce foreign currency rate risks.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China, Singapore and Taiwan. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2010, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2010, our income before income taxes for 2010 would have been approximately $26 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2010, approximately 89% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the year ended December 31, 2010, approximately 58% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2010 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2010 exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of December 31, 2010, our operating income for 2010 would have been approximately $77 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries where the Japanese yen is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the years ended December 31, 2010 and 2009 was a net foreign translation gain of $8.2 million and a loss of $0.5 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of December 31, 2010, we had a total of $1,364.3 million of debt of which 73.4% was fixed rate debt and 26.6% was variable rate debt. Our variable rate debt is principally related to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, under which no amounts were drawn as of December 31, 2010. The fixed rate debt consisted of senior notes; senior subordinated notes and subordinated notes. As of December 31, 2009, we had a total of $1,434.2 million of debt of which 83.3% was fixed rate debt and 16.7% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2010.

	2011	2012	2013(1)	2014	2015	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$42,579	$—	$100,000	$250,000	$—	$609,283	$1,001,862	$1,431,057
Average interest rate	2.5%	—	6.3%	6.0%	—	8.2%	7.2%
Variable rate debt (In thousands)	$107,502	$82,132	$136,065	$31,636	$5,103	$—	$362,438	$375,174
Average interest rate	3.3%	3.6%	4.4%	3.3%	2.4%	—	3.8%

(1)	Included in 2013 is $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013, which was converted into common stock in January 2011, as discussed in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

See Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report for a discussion on the fair valuation of our debt instruments.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 24, 2011

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$2,939,483	$2,179,109	$2,658,602
Cost of sales	2,275,727	1,698,713	2,096,864

Gross profit	663,756	480,396	561,738

Operating expenses:
Selling, general and administrative	242,424	210,907	251,756
Research and development	47,534	44,453	56,227
Goodwill impairment	—	—	671,117
Gain on sale of real estate	—	(281)	(9,856)

Total operating expenses	289,958	255,079	969,244

Operating income (loss)	373,798	225,317	(407,506)

Other (income) expense:
Interest expense	85,595	102,396	118,729
Interest expense, related party	15,250	13,000	6,250
Interest income	(2,950)	(2,367)	(8,749)
Foreign currency loss (gain)	13,756	3,339	(61,057)
Loss (gain) on debt retirement, net	18,042	(15,088)	(35,987)
Equity in earnings of unconsolidated affiliate	(6,435)	(2,373)	—
Other income, net	(619)	(113)	(1,004)

Total other expense, net	122,639	98,794	18,182

Income (loss) before income taxes	251,159	126,523	(425,688)
Income tax expense (benefit)	19,012	(29,760)	31,788

Net income (loss)	232,147	156,283	(457,476)
Net (income) loss attributable to noncontrolling interests	(176)	(303)	781

Net income (loss) attributable to Amkor	$231,971	$155,980	$(456,695)

Net income (loss) attributable to Amkor per common share:
Basic	$1.26	$0.85	$(2.50)

Diluted	$0.91	$0.67	$(2.50)

Shares used in computing per common share amounts:
Basic	183,312	183,067	182,734
Diluted	282,602	263,379	182,734

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$404,998	$395,406
Restricted cash	17,782	2,679
Accounts receivable:
Trade, net of allowances	392,327	328,252
Other	17,970	18,666
Inventories	191,072	155,185
Other current assets	37,918	32,737

Total current assets	1,062,067	932,925
Property, plant and equipment, net	1,537,226	1,364,630
Intangibles, net	13,524	9,975
Investments	28,215	19,108
Restricted cash	1,945	6,795
Other assets	93,845	99,476

Total assets	$2,736,822	$2,432,909

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$150,081	$88,944
Trade accounts payable	443,333	361,263
Accrued expenses	178,794	155,630

Total current liabilities	772,208	605,837
Long-term debt	964,219	1,095,241
Long-term debt, related party	250,000	250,000
Pension and severance obligations	103,543	83,067
Other non-current liabilities	10,171	9,063

Total liabilities	2,100,141	2,043,208

Commitments and contingencies (see Note 15)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 183,467 and 183,171 shares issued, and 183,420 and 183,171 shares outstanding, in 2010 and 2009, respectively	183	183
Additional paid-in capital	1,504,927	1,500,246
Accumulated deficit	(890,270)	(1,122,241)
Accumulated other comprehensive income	15,457	5,021
Treasury stock, at cost, 47 shares in 2010	(284)	—

Total Amkor stockholders’ equity:	630,013	383,209
Noncontrolling interests in subsidiaries	6,668	6,492

Total equity	636,681	389,701

Total liabilities and equity	$2,736,822	$2,432,909

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other			Total Amkor	Noncontrolling
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Treasury Stock		Stockholders’	Interest in	Total
	Shares	Par Value	In Capital	Deficit	Income (Loss)	Shares	Cost	Equity	Subsidiaries	Equity
	(In thousands)

Balance at December 31, 2007	181,799	$182	$1,482,186	$(821,526)	$(6,223)	—	$—	$654,619	$7,022	$661,641

Net income (loss)	—	—	—	(456,695)	—	—	—	(456,695)	(781)	(457,476)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(80)	—	—	(80)	—	(80)
Reclassification adjustment for losses included in income, net of tax	—	—	—	—	80	—	—	80	—	80
Pension liablility adjustment, net of tax	—	—	—	—	20,623	—	—	20,623	—	20,623
Cumulative translation adjustment	—	—	—	—	3,801	—	—	3,801	(217)	3,584

Comprehensive loss								(432,271)	(998)	(433,269)
Issuance of stock through employee stock purchase plan and stock options	1,236	1	10,202	—	—	—	—	10,203	—	10,203
Stock compensation expense	—		4,588	—	—	—	—	4,588	—	4,588

Balance at December 31, 2008	183,035	$183	$1,496,976	$(1,278,221)	$18,201	—	$—	$237,139	$6,024	$243,163
Net income	—	—	—	155,980	—	—	—	155,980	303	156,283
Pension liablility adjustment, net of tax	—	—	—	—	(12,632)	—	—	(12,632)	—	(12,632)
Cumulative translation adjustment	—	—	—	—	(548)	—	—	(548)	165	(383)

Comprehensive income								142,800	468	143,268
Issuance of stock through stock options	136	—	693	—	—	—	—	693	—	693
Stock compensation expense	—	—	2,577	—	—	—	—	2,577	—	2,577

Balance at December 31, 2009	183,171	$183	$1,500,246	$(1,122,241)	$5,021	—	$—	$383,209	$6,492	$389,701

Net income	—	—	—	231,971	—	—	—	231,971	176	232,147
Pension liablility adjustment, net of tax	—	—	—	—	2,270	—	—	2,270	—	2,270
Cumulative translation adjustment	—	—	—	—	8,166	—	—	8,166	—	8,166

Comprehensive income								242,407	176	242,583
Treasury stock acquired through surrender of shares for tax withholdings or forfeitures	—	—	—	—	—	(47)	(284)	(284)	—	(284)
Issuance of stock through employee stock compensation plans	296	—	1,166	—	—	—	—	1,166	—	1,166
Stock compensation expense	—	—	3,515	—	—	—	—	3,515	—	3,515

Balance at December 31, 2010	183,467	$183	$1,504,927	$(890,270)	$15,457	(47)	$(284)	$630,013	$6,668	$636,681

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$232,147	$156,283	$(457,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	323,608	305,510	309,920
Goodwill impairment	—	—	671,117
Amortization of deferred debt issuance costs and discounts	4,458	4,780	4,717
Provision for accounts receivable	508	(80)	265
Deferred income taxes	4,736	(30,599)	8,811
Equity in earnings of unconsolidated affiliate	(6,435)	(2,373)	—
Loss (gain) on debt retirement, net	10,562	(15,088)	(35,987)
Loss on disposal of fixed assets, net	423	7,262	2,887
Stock-based compensation	3,515	2,577	4,588
Other, net	4,317	838	1,243
Changes in assets and liabilities:
Accounts receivable	(58,225)	(68,912)	144,942
Other receivables	203	(4,338)	(9,070)
Inventories	(34,882)	(20,991)	16,696
Other current assets	6,876	5,173	6,155
Other assets	(1,365)	(1,214)	2,922
Trade accounts payable	18,379	96,854	(81,598)
Accrued expenses	18,019	(108,712)	92,115
Other non-current liabilities	15,751	(65,245)	(76,429)

Net cash provided by operating activities	542,595	261,725	605,818

Cash flows from investing activities:
Purchases of property, plant and equipment	(445,669)	(173,496)	(386,239)
Proceeds from the sale of property, plant and equipment	3,125	3,116	15,480
Investment in unconsolidated affiliate	—	(16,735)	—
Purchase of equipment leased to unconsolidated affiliate	—	(44,681)	—
Financing lease payment from unconsolidated affiliate	13,384	—	—
Change in restricted cash	(10,253)	(2,898)	(2,242)
Proceeds from sale of securities	—	—	2,460
Other investing activities	(5,508)	(6,184)	(839)

Net cash used in investing activities	(444,921)	(240,878)	(371,380)

Cash flows from financing activities:
Borrowings under revolving credit facilities	3,261	41,410	619
Payments under revolving credit facilities	(34,253)	(10,171)	(633)
Proceeds from issuance of short-term working capital facility	15,000	15,000	—
Payments of short-term working capital facility	(15,000)	—	—
Proceeds from issuance of long-term debt	611,007	100,000	—
Proceeds from issuance of long-term debt, related party	—	150,000	—
Payments of long-term debt, net of redemption premiums and discounts	(663,433)	(338,104)	(233,814)
Payments for debt issuance costs	(7,487)	(8,479)	—
Proceeds from issuance of stock through stock compensation plans	1,048	693	10,203

Net cash used in financing activities	(89,857)	(49,651)	(223,625)

Effect of exchange rate fluctuations on cash and cash equivalents	1,775	(106)	3,433

Net increase (decrease) in cash and cash equivalents	9,592	(28,910)	14,246
Cash and cash equivalents, beginning of period	395,406	424,316	410,070

Cash and cash equivalents, end of period	$404,998	$395,406	$424,316

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$96,642	$116,223	$121,297
Income taxes	5,906	11,991	21,997
Noncash investing activities:
Receivable for equipment leased to unconsolidated affiliate	—	44,681	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies, and collaborating with original equipment manufacturers (“OEMs”);

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with research and development, engineering and production capabilities in China, Japan, Korea, the Philippines, Taiwan and the United States (“U.S.”).

Basis of Presentation

The Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). The Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2010, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $18.1 million and $0.5 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Operations was not significant and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2010, 2009 or 2008. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries in China, Korea, the Philippines, Singapore, and Taiwan, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense) in the period in which they occur.

The local currency is the functional currency of our subsidiaries in Japan and was the functional currency of our subsidiaries in Taiwan prior to July 1, 2009. The asset and liability amounts of these subsidiaries are translated

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality mutual funds and bank deposit accounts. At December 31, 2010, our cash and cash equivalents were invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuations in operating results, high fixed costs, our failure to meet guidance, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, our ability to draw on our current loan facilities, our restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks, the absence of significant backlog in our business, our dependence on international operations and sales, proposed changes to U.S. tax laws, our management information systems may prove inadequate, attracting and retaining qualified employees, difficulties consolidating and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, our need for significant capital expenditures, impairment charges, litigation incident to our business, adverse tax consequences, the development of new proprietary technology and the enforcement of intellectual property rights by or against us, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, fire, flood or other calamity and continued control by existing stockholders.

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

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services, an amount in escrow related to an arbitration proceeding (see Note 15) and foreign trade compliance requirements. Restricted cash, non-current, consists of collateral for foreign tax obligations.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis for raw materials and purchased components and an average cost basis for work-in-process) or by the weighted moving average method (for commodities), both which approximate actual cost. We review and set our standards as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Land use rights	50 years
Buildings and improvements	10 to 25 years
Machinery and equipment	3 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	3 to 10 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $317.7 million, $298.5 million and $299.8 million for 2010, 2009 and 2008, respectively.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Intangibles and Goodwill

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows. Amortization of finite-lived assets was $5.9 million, $7.0 million and $10.1 million for 2010, 2009 and 2008, respectively.

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

Other Non-current Liabilities

Other non-current liabilities consist primarily of customer advance payments, deferred revenue and liabilities associated with uncertain income tax positions. See Note 4 for more information.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consist of the following:

	December 31,
	2010	2009
	(In thousands)

Unrealized foreign currency translation gains	$20,167	$12,001
Unrecognized pension costs	(4,710)	(6,980)

Total accumulated other comprehensive income	$15,457	$5,021

The unrecognized pension costs are net of deferred income tax benefits of $1.0 million and $0.8 million at December 31, 2010 and 2009, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Treasury Stock

Treasury stock is acquired by us when certain restricted share awards vest or are forfeited. At the vesting or retirement eligibility date, a participant has a tax liability and, pursuant to the recipient’s award agreement, we

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

withhold restricted shares to satisfy statutory minimum tax withholding obligations. The withheld or forfeited restricted shares are accounted for as treasury stock and carried at cost. See Note 3 for more information.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. See Note 14 for further discussion of fair value measurements.

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

We generally do not take ownership of customer supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer supplied materials is not included in the Consolidated Financial Statements.

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

Recently Adopted Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended ASC 820 to clarify certain existing fair value disclosures and require a number of additional disclosures. The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each “class” of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented. ASU 2010-06 also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. In addition, ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reasons for any significant transfers between Levels 1, 2, and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances, and settlements of Level 3 assets and liabilities on a gross basis. With the exception of the requirement to present changes in Level 3 measurements on a gross basis, which is delayed until 2011, the guidance in ASU 2010-06 became effective for reporting periods beginning after December 15, 2009. Our adoption of ASU 2010-06 on January 1, 2010, did not have a material impact on our financial statements. We are currently assessing the impact the new disclosure guidance may have on our consolidated financial statements upon adoption in 2011.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This ASU codified consolidation guidance previously issued in June 2009 which applies to variable interest entities and will affect the overall consolidation analysis under FASB Interpretation No. 46(R). This standard was effective for fiscal years beginning after November 15, 2009. Our adoption of ASU 2009-17 on January 1, 2010, did not have a material impact on our financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”). This ASU codified guidance previously issued in June 2009 which amends existing derecognition guidance, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This standard

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

was effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. Our adoption of ASU 2009-16 on January 1, 2010, did not have a material impact on our financial statements.

3.	Share-Based Compensation Plans

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

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Stock options	$2,473	$2,577	$4,588
Restricted shares	1,042	—	—

Total share-based compensation expense	$3,515	$2,577	$4,588

The following table presents share-based compensation expense included in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of sales	$27	$81	$823
Selling, general, and administrative	3,053	2,097	3,087
Research and development	435	399	678

Total share-based compensation expense	$3,515	$2,577	$4,588

Equity Incentive Plans

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

A summary of the stock plans, the respective plan termination dates and shares available for grant as of December 31, 2010 is shown below.

	2007 Equity	2003
Stock Plans	Incentive Plan	Inducement Plan

Contractual life (years)	10	10
Plan termination date	Board of Directors Discretion	Board of Directors Discretion
Shares available for grant at December 31, 2010 (in thousands)	15,823	436

Stock options

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

The following is a summary of all option activity for the year ended December 31, 2010:

Options

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)	per Share	(Years)	(In thousands)

Outstanding at December 31, 2009	8,302	$10.35
Granted	120	7.71
Exercised	(196)	5.34
Forfeited or expired	(383)	14.01

Outstanding at December 31, 2010	7,843	$10.26	3.31	$3,288

Fully vested and expected to vest at December 31, 2010	7,787	$10.27	3.28	$3,273

Exercisable at December 31, 2010	7,108	$10.40	2.87	$3,021

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,
	2010	2009	2008

Expected life (in years)	6.0	5.9	6.0
Risk-free interest rate	3.0%	2.3%	3.3%
Volatility	71%	76%	77%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$5.00	$2.70	$7.85

The intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.2 million and $4.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008, cash received under all share-based payment arrangements was $1.0 million, $0.7 million and $10.2 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including any forfeiture estimate, was $3.2 million as of December 31, 2010, which is expected to be recognized over a weighted-average period of 1.6 years beginning January 1, 2011. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

Restricted Shares

In February 2010, we granted 472,000 restricted shares to employees under the 2007 Equity Incentive Plan. The restricted shares vest ratably over four years, with 25% of the shares vesting at the end of the first year, and 1/48th each month thereafter, such that 100% of the shares will become vested on the fourth anniversary of the award date, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the restricted shares have not been forfeited earlier, the restricted shares will vest upon the recipient’s death, disability or retirement, or upon a change in control of Amkor. Although ownership of the restricted shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period or to the date on which the recipient becomes retirement eligible, if shorter. Upon option exercise or the vesting of restricted stock awards, we issue new shares of common stock.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our restricted share activity for the year ended December 31, 2010:

Restricted Shares

	Number of	Weighted Average
	Shares	Grant Date
	(In thousands)	Fair Value

Nonvested at December 31, 2009	—	$—
Awards granted	472	5.96
Awards vested	(81)	5.96
Awards forfeited	(19)	5.96

Nonvested at December 31, 2010	372	$5.96

Awards vested include 81,000 shares for retirement eligible recipients whose restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. The fair value of these shares upon vesting during 2010 was $0.5 million. Of those 81,000 shares, 27,806 shares were withheld to satisfy tax withholding obligations and are treated as treasury stock, at a cost of $0.2 million.

The unrecognized compensation cost, including a forfeiture estimate, was $1.5 million as of December 31, 2010, which is expected to be recognized over a weighted average period of approximately 2.9 years beginning January 1, 2011. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

In February 2011, we granted 805,000 restricted shares to employees under the 2007 Equity Incentive Plan. The restricted shares vest over a four-year period and their valuation is determined based on the fair market value of the underlying shares on the date of grant.

4.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$(15,604)	$(45,512)	$(19,141)
Foreign	266,763	172,035	(406,547)

Total income (loss) before income taxes	$251,159	$126,523	$(425,688)

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current
Federal	$10	$(1,882)	$272
State	—	316	—
Foreign	14,266	2,405	22,705

	14,276	839	22,977

Deferred
Federal	2,098	2,286	—
State	300	119	—
Foreign	2,338	(33,004)	8,811

	4,736	(30,599)	8,811

Total provision (benefit)	$19,012	$(29,760)	$31,788

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision (benefit) is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

U.S. federal tax at 35%	$87,929	$44,257	$(148,951)
State taxes, net of federal benefit	523	884	843
Foreign (loss) income taxed at different rates	(80,461)	(56,301)	10,503
Foreign exchange loss (gain)	3,176	4,926	(54,238)
Goodwill impairment	—	—	231,185
Expiration of capital loss carryforward	—	22,714	34,518
Change in valuation allowance	15,004	(53,722)	(29,165)
Adjustments related to prior years	(4,281)	12,198	(12,555)
Income tax credits generated	(2,765)	(9,377)	(3,312)
Repatriation of foreign earnings and profits	122	4,846	—
Other	(235)	(185)	2,960

Total	$19,012	$(29,760)	$31,788

In 2008, we recorded a $671.1 million goodwill impairment charge which did not have a significant income tax benefit.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$163,661	$154,351
Capital loss carryforwards	18,221	18,221
Income tax credits	22,366	24,582
Property, plant and equipment	20,065	18,253
Accrued liabilities	35,805	24,502
Unrealized foreign exchange loss	6,486	8,355
Other	17,522	22,530

Total deferred tax assets	284,126	270,794
Valuation allowance	(223,612)	(208,925)

Total deferred tax assets net of valuation allowance	60,514	61,869

Deferred tax liabilities:
Property, plant and equipment	3,460	4,484
Deferred gain	6,899	6,941
Other	7,478	5,642

Total deferred tax liabilities	17,837	17,067

Net deferred tax assets	$42,677	$44,802

Recognized as:
Other current assets	$8,438	$9,677
Other assets	42,750	41,841
Other current liabilities	(5,683)	(6,094)
Other non-current liabilities	(2,828)	(622)

Total	$42,677	$44,802

In 2010, the valuation allowance on our deferred tax assets increased by $14.7 million primarily as a result of an increase associated with losses incurred in the U.S. and certain foreign jurisdictions offset by a $3.0 million decrease associated with the release of a valuation allowance on certain net deferred tax assets in Taiwan. We released the valuation allowance in Taiwan during the three months ended June 30, 2010 because we believed that sufficient positive evidence existed to support the conclusion that it is more likely than not that we will realize the benefits of these deferred tax assets. The positive evidence we considered was: (i) the consistent profitability of these operations over a two year period, which included the recent downturn in the semiconductor industry in late 2008 and 2009; (ii) the increase in profitability experienced in the second quarter of 2010 based on demand for the products from these operations; and (iii) our expectation that we will realize substantially all of the deferred tax assets over the next three years for these operations.

In 2009, the valuation allowance on our deferred tax assets decreased by $52.7 million primarily as a result of a $25.6 million decrease associated with the release of a valuation allowance on net deferred tax assets of our subsidiary in Korea and a $22.7 million decrease associated with the expiration of U.S. capital loss carryforwards.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

In 2008, the valuation allowance on our deferred tax assets decreased by $29.4 million primarily as a result of a $34.5 million decrease associated with the expiration of U.S. capital loss carryforwards, partially offset by an increase of $8.3 million for a valuation allowance established against certain Japanese deferred tax assets.

At December 31, 2010, the valuation allowance included amounts relating to tax benefits of tax deductions associated with employee stock options. If these benefits are subsequently realized, they will be recorded to contributed capital in the amount of $7.0 million. As a result of net operating loss carryforwards, we were not able to recognize the excess tax benefits of stock option deductions in 2010 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China, Singapore and Taiwan is subject to reduced income tax rates, and in some cases is exempt from income taxes.

Korea

In Korea, we have tax holidays resulting from our investment in the Gwangju, Seoul and Pupyong facilities. The Gwangju tax holiday provides a 100% tax exemption through 2010, followed by a 50% exemption through 2013. The Seoul and Pupyong tax holiday provides a 100% tax exemption through 2011, followed by a 50% exemption through 2014. After the holidays expire we will be subject to the Korean statutory rate which is currently 24% for 2010 and 2011 and 22% after 2011. As a result of net operating losses we did not realize any benefits related to these tax holidays in 2009 and 2008. In 2010 we recognized $25.4 million in tax benefits as a result of the tax holidays on qualifying operations in Korea.

Philippines

In the Philippines, we operate in economic zones and benefit from tax holidays on qualified products, as a result of certain capital investments we have made. For 2006 through 2010, qualifying Philippine operations benefited from a full tax holiday, expiring at various times through 2013, while the remaining operations benefited from a perpetual reduced tax rate of 5%. In 2010, 2009 and 2008, our Philippines operations recognized $5.9 million, $3.4 million and $2.6 million, respectively, in tax benefits as a result of the tax holiday on certain qualifying operations in the Philippines.

China

In China, commencing on January 1, 2008, we have a 100% tax holiday for two years and then a 50% tax holiday for an additional three years. As a result of net operating losses, we did not realize any benefits relating to such tax holidays in 2010, 2009 or 2008 in China. Our statutory tax rate in China is currently 22% for 2010, 24% for 2011 and 25% after 2011.

Singapore

In October 2006, we were granted a ten year pioneer incentive award in Singapore. The 100% tax holiday on Singapore operations commenced on January 1, 2007. As a result of net operating losses we did not realize any benefits relating to such tax holidays in 2010, 2009 or 2008. In 2010, we decided to wind-down and exit our manufacturing operations in Singapore. See Note 18 for more information.

Taiwan

We were granted a five year tax holiday on certain product lines in Taiwan beginning January 1, 2007 and an additional tax holiday on certain product lines beginning January 1, 2010. We did not realize any benefits relating to such tax holidays in 2010. In 2009 and 2008 we recognized less than $0.1 and $0.2 million, respectively, in tax

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

benefits as a result of the tax holiday on certain qualifying operations in Taiwan. Effective January 1, 2010, our statutory tax rate in Taiwan is 17%.

Our net operating loss carryforwards (“NOL’s”) are as follows:

	For the Year Ended
	December 31,
	2010	2009	Expiration
	(In thousands)

U.S. Federal NOL’s	$386,029	$365,485	2019-2030
U.S. State NOL’s	251,127	258,725	2011-2030
Foreign NOL’s	81,334	53,095	2012-2020

The deferred tax assets associated with approximately $54.0 million of the foreign losses have been reserved with a valuation allowance. We also have U.S. capital loss carryforwards of $45.6 million which will expire in 2013. U.S. capital loss carryforwards of $56.8 million expired as of December 31, 2009. The deferred tax assets associated with our U.S. and state net operating losses and capital losses available for carryforward have been fully reserved with a valuation allowance at December 31, 2010 and 2009. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2010, we have various tax credits available to be carried forward including U.S foreign income tax credits totaling $8.1 million, expiring in 2016, Taiwanese income tax credits totaling $4.2 million expiring in varying amounts through 2014 and Korean income tax credits totaling $7.1 million expiring in varying amounts through 2015. The deferred tax assets associated with the U.S. foreign income tax credits have been reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2010, 2009 and 2008 have been recognized in our income tax provision (benefit).

Income taxes have not been provided on substantially all of the undistributed earnings of our foreign subsidiaries (approximately $547.5 million at December 31, 2010) over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $23.7 million and U.S. federal income tax of approximately $9.3 million not offset by foreign tax credits.

In 2009, we provided U.S. income tax on approximately $13.8 million of foreign earnings from two subsidiaries where we made the decision to not reinvest indefinitely based on changed facts and circumstances. The U.S. income tax of $4.8 million on these foreign dividends was fully offset by the benefit of our U.S. net operating losses.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. In 2010, the Internal Revenue Service notified us of their intention to examine the United States income tax return for the 2009 tax year. Initial fieldwork started in 2011. The Bureau of Internal Revenue has started examination of our 2007 to 2009 Philippines income tax returns. In 2009, the tax authorities in Korea examined income tax returns of our subsidiary covering the periods from 2004 to 2008. The examination did

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

not result in significant additional income tax payments. Our tax returns for open years in all jurisdictions are subject to changes upon examination. Summarized below are the years subject to examination for our largest subsidiaries.

Jurisdiction	Years

United States	2007-2010
Korea	2009-2010
Philippines	2007-2010
Japan	2006-2010
China	2005-2010
Singapore	2004-2010
Taiwan	2004-2010

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at January 1	$5,091	$20,920	$17,663
Additions based on tax positions related to the current year	4,933	1,332	5,341
Additions for tax positions of prior years	2,055	1,243	1,673
Reductions for tax positions of prior years	(557)	(17,456)	(3,341)
Reductions related to settlements with tax authorities	—	(281)	—
Reductions from lapse of statutes of limitations	(1,019)	(667)	(416)

Balance at December 31	$10,503	$5,091	$20,920

Our unrecognized tax benefits increased from $5.1 million at December 31, 2009 to $10.5 million as of December 31, 2010 primarily because of $4.7 million of current year additions related to revenue attribution and $1.9 million of additions for contested prior year deductions in a foreign jurisdiction, partially offset by reductions for expired statutes of limitations. Substantially all of the $5.4 million of net additions of unrecognized tax benefits increased our income tax expense in 2010. At December 31, 2010, substantially all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $4.5 million as of December 31, 2010 and is reported as a component of other non-current liabilities. The unrecognized tax benefits in the table above include the reduction of deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $7.8 million within 12 months due to the expiration of statutes of limitations related to revenue attribution, an anticipated ruling related to revenue attribution and eligibility for certain tax incentives.

We have recognized $0.1 million of interest and penalties in the Consolidated Statement of Operations for the year ended December 31, 2010 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in other non-current liabilities in connection with our unrecognized tax benefits is $0.5 million as of December 31, 2010.

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

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Amkor common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and a reduction for treasury stock acquired. Under accounting guidance for calculating earnings per share, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered to be participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 3, we granted restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine earnings per share.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The basic and diluted EPS amounts are the same for the year ended December 31, 2008 as a result of the potentially dilutive securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net income attributable to Amkor	$231,971	$155,980	$(456,695)
Income allocated to participating securities	(470)	—	—

Net income available to Amkor common shareholders	231,501	155,980	(456,695)
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	470	—	—
Interest on 2.5% convertible notes due 2011, net of tax	1,318	2,084	—
Interest on 6.25% convertible notes due 2013, net of tax	6,370	6,370	—
Interest on 6.0% convertible notes due 2014, net of tax	16,103	12,086	—

Net income (loss) attributable to Amkor — diluted	$255,762	$176,520	$(456,695)

Weighted average shares outstanding — basic	183,312	183,067	182,734
Effect of dilutive securities:
Stock options	299	61	—
Unvested restricted shares	64	—	—
2.5% convertible notes due 2011	2,918	4,530	—
6.25% convertible notes due 2013	13,351	13,351	—
6.0% convertible notes due 2014	82,658	62,370	—

Weighted average shares outstanding — diluted	282,602	263,379	182,734

Net income (loss) attributable to Amkor per common share:
Basic	$1.26	$0.85	$(2.50)
Diluted	0.91	0.67	(2.50)

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Stock options	6,585	7,982	9,281
2.5% convertible notes due 2011	—	—	12,238
6.25% convertible notes due 2013	—	—	13,351

Total potentially dilutive shares	6,585	7,982	34,870

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	6,585	7,982	7,230

6.	Accounts Receivable, Trade

Accounts receivable, trade consist of the following:

	December 31,
	2010	2009
	(In thousands)

Accounts receivable	$396,870	$331,590
Allowance for sales credits	(3,919)	(2,877)
Allowance for doubtful accounts	(624)	(461)

Total accounts receivable trade, net of allowances	$392,327	$328,252

7.	Inventories

Inventories consist of the following:

	December 31,
	2010	2009
	(In thousands)

Raw materials and purchased components	$145,043	$119,393
Work-in-process	46,029	35,792

Total inventories	$191,072	$155,185

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2010	2009
	(In thousands)

Land	$106,338	$106,395
Land use rights	19,945	19,945
Buildings and improvements	838,237	832,782
Machinery and equipment	2,749,445	2,382,220
Software and computer equipment	176,376	151,208
Furniture, fixtures and other equipment	20,611	27,030
Construction in progress	50,610	57,775

	3,961,562	3,577,355
Less accumulated depreciation and amortization	(2,424,336)	(2,212,725)

Total property, plant and equipment, net	$1,537,226	$1,364,630

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Property, plant and equipment additions	$504,463	$197,742	$341,734
Net change in related accounts payable and deposits	(58,794)	(24,246)	44,505

Purchases of property, plant and equipment	$445,669	$173,496	$386,239

9.	Intangible Assets

Intangibles as of December 31, 2010 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$52,587	$(47,864)	$4,723
Customer relationships	16,940	(8,139)	8,801

Total intangibles	$69,527	$(56,003)	$13,524

In May 2010, we executed supply and technology development agreements with a customer which require us to make approximately $9.5 million of cash payments of which $5.4 million was paid as of December 31, 2010, and the balance of $4.1 million was recorded as a liability at December 31, 2010. Approximately $8.0 million was recorded as a customer relationship intangible asset, and $1.5 million was recorded as technology rights.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangibles as of December 31, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$53,059	$(48,214)	$4,845
Customer relationships	14,483	(9,353)	5,130

Total intangibles	$67,542	$(57,567)	$9,975

Amortization of identifiable intangible assets was $5.9 million, $7.0 million and $10.1 million in 2010, 2009 and 2008, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2010, amortization for each of the next five years is estimated as follows:

(In thousands)

2011	$5,269
2012	3,713
2013	3,348
2014	636
2015	334
Thereafter	224

Total amortization	$13,524

10.	Investments

Investments consist of the following:

	December 31,
	2010		2009
	Carrying	Ownership	Carrying	Ownership
	Value	Percentage	Value	Percentage
	(In thousands)

Investment in unconsolidated affiliate	$28,215	30.0%	$19,108	30.0%

Total investments	$28,215		$19,108

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

We invested 1.5 billion Japanese yen (approximately $16.7 million at inception) for our 30% equity interest and call options to acquire additional equity interest. The call options were valued at $1.7 million, and, at our discretion, permit us to subscribe to new or existing J-Devices’ shares until our maximum ownership ratio is 60%, 66% and 80% beginning in 2012, 2014 and 2015, respectively. In 2014 and beyond, Toshiba has at its discretion, a put option which allows Toshiba to sell shares to us if we have exercised any of our call options. The exercise price

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

for all options is determined using a contractual pricing formula based primarily upon the financial position of J-Devices at the time of exercise.

J-Devices is a separate business and is not integrated with our existing Japan-based businesses. We account for our investment in J-Devices using the equity method of accounting. J-Devices is a variable interest entity, but we are not the primary beneficiary as of December 31, 2010.

Under the equity method of accounting, we recognize our 30% share of J-Devices’ net income or loss during each accounting period. J-Devices’ financial information is converted to U.S. GAAP and translated into U.S. dollars using the Japanese yen as the functional currency. In addition to our proportionate share of J-Devices’ income or loss, we record equity method adjustments for the amortization of a $1.9 million difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method. As of December 31, 2010 and 2009, our equity earnings in J-Devices were $6.4 million and $2.4 million, respectively, net of J-Devices’ income taxes in Japan.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba for 4.0 billion Japanese yen (approximately $44.7 million at inception) and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. The equipment lease expires in October 2012. In 2010, we received lease payments of 1.2 billion Japanese yen (approximately $14.1 million), which includes imputed interest. As of December 31, 2010, the total minimum lease payments to be received are 2.0 billion Japanese yen (approximately $24.0 million). The unearned interest income is 98.0 million Japanese yen (approximately $1.2 million). The future minimum lease payments to be received are 1.1 billion Japanese yen (approximately $13.1 million) and 0.9 billion Japanese yen (approximately $10.9 million) in 2011 and 2012, respectively. At the end of the primary lease term, J-Devices has an option to purchase the equipment for 1.0 billion Japanese yen (approximately $12.3 million). For the years ended December 31, 2010 and 2009, we recognized $1.1 million and $0.2 million in interest income, respectively. Our lease receivables consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Current (Other accounts receivable)	$13,122	$13,581
Non-current (Other assets)	23,201	32,225

Total lease receivable	$36,323	$45,806

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)

Payroll and benefits	$69,903	$42,228
Customer advances and deferred revenue	34,164	49,136
Accrued interest	12,332	13,832
Income taxes payable	10,422	2,947
Accrued severance plan obligations (Note 13)	6,131	4,466
Other accrued expenses	45,842	43,021

Total accrued expenses	$178,794	$155,630

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2010	2009
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR + 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
7.125% Senior notes due March 2011	—	53,503
7.75% Senior notes due May 2013	—	358,291
9.25% Senior notes due June 2016	264,283	390,000
7.375% Senior notes due May 2018	345,000	—
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	42,579
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Working capital facility, LIBOR + 1.7%, due January 2011	15,000	15,000
Term loan TIBOR + 0.65%, due July 2011	2,680	—
Term loan TIBOR + 0.8%, due September 2012	19,848	—
Term loan, bank funding rate-linked base rate + 1.99% due May 2013	123,000	—
Term loan, bank base rate + 0.5% due April 2014	149,996	192,852
Term loan, 90-day primary commercial paper rate + 0.835% due April 2015	51,042	—
Revolving credit facilities	—	30,435
Secured equipment and property financing	872	1,525

	1,364,300	1,434,185
Less: Short-term borrowings and current portion of long-term debt	(150,081)	(88,944)

Long-term debt (including related party)	$1,214,219	$1,345,241

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In September 2010, we amended our $100.0 million senior secured revolving credit facility and extended its term by two years to April 2015. The facility has a letter of credit sub-limit of $25.0 million. The amendment reduces the interest rate on borrowings under the facility by 100 basis points on base rate loans and 125 basis points on LIBOR rate loans. As amended, interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 1.0% to 1.5% for base rate revolving

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

loans, or LIBOR plus 2.25% to 2.75% for LIBOR revolving loans. The LIBOR-based interest rate at December 31, 2010 was 2.51%. In connection with amending and extending our $100.0 million facility, we capitalized $0.3 million of deferred debt issuance costs for the year ended December 31, 2010.

There have been no borrowings under this credit facility as of December 31, 2010; however, we have utilized $0.4 million of the available letter of credit sub-facility of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of December 31, 2010.

Senior Notes

In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes were redeemable by us at any time provided we pay the holders a “make-whole” premium. In June 2010, we redeemed all of the outstanding 2011 Notes using proceeds from the issuance of our 2018 Notes as described below. In connection with the redemption, we recorded a loss on extinguishment of $2.7 million in June 2010, which included $2.6 million in prepayment fees and a $0.1 million write-off of the associated unamortized deferred debt issuance costs and unamortized debt discount. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the year ended December 31, 2010. In 2009, we repurchased in open market transactions an aggregate principal amount of $156.6 million of these notes. We recorded a gain on extinguishment of $8.3 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.9 million. In 2008, we repurchased in open market transactions an aggregate principal amount of $39.8 million of these notes. We recorded a gain on extinguishment of $10.5 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.3 million.

In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes were not redeemable at our option until May 2008, whereupon the notes become redeemable at specified prices. In June 2010, we redeemed all of the outstanding 2013 Notes. In connection with the redemption, we recorded a loss on extinguishment of $6.7 million in June 2010, which included $4.6 million in prepayment fees and a $2.1 million write-off of the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the year ended December 31, 2010. In 2009, we repurchased in open market transactions an aggregate principal amount of $63.7 million of these notes. We recorded a loss on extinguishment of $0.4 million and the write-off of a proportionate amount of our deferred debt issuance costs of $0.5 million. In November 2007, we repurchased in an open market transaction $3.0 million of these notes. We recorded a gain on extinguishment of $0.2 million which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of less than $0.1 million.

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In May 2010, we announced a tender offer for up to $175.0 million of our outstanding 2016 Notes. We used proceeds from the lower interest rate ATK Loan (described below) to purchase $125.7 million in 2016 Notes tendered. We recorded a $6.7 million loss on extinguishment related to premiums and fees paid for the tender of the 2016 Notes and a $1.6 million charge for the write-off of the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in our Consolidated Statement of Operations for the year ended December 31, 2010. In November 2007, we repurchased in an open market transaction $10.0 million of these notes. At December 31, 2010, Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members owned $35.6 million principal amount of our outstanding 2016 Notes, which were acquired in open market purchases during 2008 and 2009.

In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2010. As a result of an agreement we entered into with the

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

initial purchasers of the 2018 Notes, we filed a registration statement in September 2010, which became effective in October 2010, to exchange the notes for freely tradable notes issued by us. We incurred $7.1 million of debt issuance costs associated with the 2018 Notes in the year ended December 31, 2010. We used the net proceeds together with existing cash to redeem in full the $53.5 million outstanding principal amount of the 2011 Notes and the $358.3 million outstanding principal amount of the 2013 Notes and to pay related fees and expenses.

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

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members. The December 2013 Notes are presented as long-term debt, related party on the Consolidated Balance Sheets. The December 2013 Notes are convertible at any time prior to the maturity date into our common stock at a price of approximately $7.49 per share (the market price of our common stock on the date of issuance of the December 2013 Notes was $6.20 per share). The December 2013 Notes are subordinate to the prior payment in full of all of our senior and senior subordinated debt. The proceeds from the sale of the December 2013 Notes were used to purchase a portion of existing debt. When they became callable in December 2010, we announced a call for redemption of the entire $100.0 million aggregate principal amount of the December 2013 Notes. Holders of all $100.0 million of the outstanding December 2013 Notes converted their notes into an aggregate of 13,351,131 shares of our common stock in January 2011. There was no gain or loss recorded as a result of the conversion. Forfeited accrued interest of $0.9 million and unamortized deferred debt costs of $0.4 million were included in the net carrying amount of the debt recorded to our capital accounts upon conversion in 2011.

The convertible senior subordinated and subordinated notes contain a number of affirmative and negative covenants which could restrict our operations.

Debt of Subsidiaries

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd. (“AATS”), a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. The facility was collateralized with certain real property and buildings in China. Principal amounts borrowed

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

were required to be repaid within twelve months of the drawdown date and could be prepaid at any time without penalty. As of January 2010, no additional borrowings could be made according to the terms of the agreement. The working capital facility bore interest at LIBOR plus 1.7% (2.43% as of December 31, 2010) and was payable in semi-annual payments. In January 2011, the outstanding balance of $15.0 million was repaid at maturity. In January 2011, AATS entered into a new $50.0 million U.S. dollar denominated working capital facility agreement with the same Chinese bank maturing in January 2013. The new facility bears interest at LIBOR plus 2.8% (3.25% as of January 27, 2011). All other terms and conditions are consistent with the prior facility. In January 2011, $15.0 million was drawn on the facility. The working capital facility contains certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these facilities, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

In March 2010, Amkor Iwate Corporation, a Japanese subsidiary (“AIC”) entered into a 1.0 billion Japanese yen (approximately $11 million at inception) term loan with a Japanese bank originally due October 2012. In May 2010, we prepaid $5.3 million of the outstanding loan balance, which changed the maturity date to July 2011. Principal amounts borrowed are to be repaid in equal monthly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.65% (0.83% as of December 31, 2010). The term loan is collateralized with certain equipment located at our AIC facilities. The proceeds of the term loan were used to repay AIC’s then existing revolving line of credit balance of 300.0 million Japanese yen due in June 2010 and the remaining proceeds were used for general corporate purposes. The line of credit accrued interest at TIBOR plus 0.5% (0.77% as of December 31, 2009).

In March 2010, AIC entered into a 2.5 billion Japanese yen (approximately $28 million at inception) term loan with a Japanese bank due September 2012. Principal amounts borrowed are to be repaid in equal quarterly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at TIBOR plus 0.8% (1.4% as of December 31, 2010). The proceeds of the term loan were used to repay the 2.5 billion Japanese yen revolving line of credit with the same bank due in September 2010, which accrued interest at TIBOR plus 0.6% (0.91% as of December 31, 2009).

In May 2010, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $180.0 million, three-year secured term loan with a Korean bank (the “ATK Loan”), of which $47.0 million was repaid in July 2010 upon conclusion of the tender offer for the 2016 Notes described above. The ATK Loan is guaranteed on an unsecured basis by Amkor and is secured by substantially all the land, factories, and equipment located at our ATK facilities. The ATK Loan bears interest at the bank’s funding rate-linked base rate plus 1.99% (4.99% as of December 31, 2010) and amortizes in nine remaining equal quarterly installments of $5 million per installment, with the remaining balance of $78.0 million due in May 2013. Interest is payable quarterly in January, April, July, and October of each year.

In April 2007, ATK entered into a $300.0 million, seven-year secured term loan (“Term Loan”) with a Korean bank. The Term Loan is guaranteed on an unsecured basis by Amkor. The Term Loan is secured by substantially all the land, factories and equipment located at our ATK facilities. The Term Loan bears interest at the Korean bank’s base rate plus 50 basis points (3.79% and 4.45% as of December 31, 2010 and December 31, 2009, respectively) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance our then existing second lien term loan.

In April 2010, Amkor Technology Taiwan, Inc., a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million at inception) term loan with a Taiwanese bank due April 2015 primarily to fund capital expenditures. The loan is guaranteed on an unsecured basis by Amkor and is collateralized with certain land, buildings, and equipment in Taiwan. Principal payments are due annually in the first year and semiannually thereafter, and interest payments are due monthly. The term loan accrues interest at the 90-day primary commercial paper rate plus 0.835% (2.36% as of December 31, 2010).

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Chinese subsidiary. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities that is payable ratably through January 2012. The interest rate for the Chinese financing at December 31, 2010 and December 31, 2009, was 5.84%. Our Chinese subsidiary’s financing agreement contains affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations, the lender could accelerate our obligation to repay amounts borrowed under such facilities.

Compliance with Debt Covenants

Our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. We were in compliance with all of our covenants as of December 31, 2010, 2009 and 2008.

Maturities

Total Debt
(In thousands)

Payments due for the year ending December 31,
2011	$150,081
2012	82,132
2013(1)	236,065
2014	281,636
2015	5,103
Thereafter	609,283

Total debt	$1,364,300

(1)	2013 includes $100.0 million of our December 2013 Notes, which were converted into common stock in January 2011 as discussed above.

13.	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum as determined on an annual basis. The expense for this plan was $1.9 million, $0.9 million and $1.8 million in 2010, 2009 and 2008, respectively.

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $2.0 million in 2010 and $1.4 million in 2009 and 2008.

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

During 2009, we made a total of $83.5 million in voluntary interim severance payments to eligible employees that have elected to receive benefits prior to terminating their employment.

The changes to the balance of our Korean severance accrual are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at the beginning of year	$69,120	$132,138	$172,325
Provision of severance benefits	23,792	18,472	17,213
Severance payments	(6,846)	(91,413)	(12,672)
Loss (gain) on foreign currency	2,833	9,923	(44,728)

	88,899	69,120	132,138
Payments remaining with the Korean National Pension Fund	(257)	(260)	(961)

Total severance obligation balance at the end of year	88,642	68,860	131,177
Less current portion of accrued severance obligation (Note 11)	6,131	4,466	31,584

Non-current portion of severance obligation	$82,511	$64,394	$99,593

In addition to the voluntary severance payments, we completed early voluntary retirement programs at our Korean subsidiary in 2010 and 2008 (see Note 18).

Foreign Defined Benefit Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2010 and 2009.

	For the Year Ended
	December 31,
	2010	2009
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$58,994	$46,977
Service cost	5,934	4,381
Interest cost	3,736	2,959
Benefits paid	(849)	(1,147)
Actuarial (gains) losses	(160)	8,815
Plan amendments	—	2,700
Effects of curtailment	—	2,788
Settlement	—	(9,566)
Foreign exchange loss	5,023	1,087

Projected benefit obligation at end of year	72,678	58,994

Change in plan assets:
Fair value of plan assets at beginning of year	40,763	31,005
Actual gain on plan assets	4,111	3,880
Employer contributions	7,856	15,487
Settlement	—	(9,566)
Benefits paid	(849)	(1,147)
Foreign exchange gain	2,856	1,104

Fair value of plan assets at end of year	54,737	40,763

Funded status of the Plans at end of year	$(17,941)	$(18,231)

	December 31,
	2010	2009
	(In thousands)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$3,092	$444
Accrued benefit liability (included in pension and severance obligations)	(21,033)	(18,675)

Net amount recognized at year end	$(17,941)	$(18,231)

The accumulated benefit obligation as of December 31, 2010 and 2009 was $48.0 million and $35.9 million, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by component, the change in accumulated other comprehensive income (loss) related to our Plans:

	Initial Net	Prior Service	Actuarial Net
	Obligation	Cost	(Loss) Gain	Total
	(In thousands)

Balance at December 31, 2008, net of tax ($0.1 million)	$(142)	$(636)	$6,430	$5,652

Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	64	80	(17)	127
Net loss arising during period, net of tax ($0.7 million)	—	—	(12,759)	(12,759)

Pension liability adjustments included in other comprehensive income, net of tax ($0.8 million)	64	80	(12,776)	(12,632)

Balance at December 31, 2009, net of tax ($0.8 million)	$(78)	$(556)	$(6,346)	$(6,980)

Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	13	295	27	335
Net gain arising during period, net of tax ($0.2 million)	—	—	1,935	1,935

Pension liability adjustments included in other comprehensive income, net of tax ($0.2 million)	13	295	1,962	2,270

Balance at December 31, 2010, net of tax ($1.0 million)	$(65)	$(261)	$(4,384)	$(4,710)

Estimated amortization of cost to be included in 2011 net periodic pension cost	$7	$320	$91	$418

The $12.8 million, net, unrealized loss included in other comprehensive income for 2009 is primarily a result of a decrease in the discount rate related to our Philippines plan. The decrease in the discount rate is due to decreases in the yield of high quality fixed income instruments in the Philippines.

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2010	2009
	(In thousands)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$28,863	$53,051
Aggregate fair value of plan assets	7,830	34,376
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	18,067	14,185
Aggregate fair value of plan assets	—	328

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the net periodic pension costs for each of the three years ended December 31, 2010:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$5,934	$4,381	$7,064
Interest cost	3,736	2,959	4,339
Expected return on plan assets	(2,336)	(1,350)	(2,655)
Amortization of transitional obligation	13	64	73
Amortization of prior service cost	295	80	66
Recognized actuarial loss (gain)	27	(17)	539

Net periodic pension cost	7,669	6,117	9,426
Curtailments	—	(528)	1,552
Settlements	—	(586)	—

Total pension expense	$7,669	$5,003	$10,978

The following table sets forth the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:

	For the Year Ended December 31,
	2010	2009	2008

Discount rate for determining net periodic pension cost	6.4%	7.9%	6.2%
Discount rate for determining benefit obligations at year end	5.2%	6.4%	7.9%
Rate of compensation increase for determining net periodic pension cost	5.7%	5.7%	7.1%
Rate of compensation increase for determining benefit obligations at year end	4.6%	5.9%	6.1%
Expected rate of return on plan assets for determining net periodic pension cost	5.4%	5.7%	5.6%

The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year. Discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on an asset allocation strategy for our Philippine plan assets of 20% to 75% debt (primarily domestic), 10% to 25% international equities (primarily U.S. and Europe) and 0% to 5% international fixed-income securities. The remainder of the portfolio will contain other investments such as cash, short-term investments and common stock. At December 31, 2010, 2009 and 2008, Philippine plan assets included $0.7 million, $0.7 million and $0.2 million, respectively, of Amkor common stock.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at December 31, 2010, by asset category utilizing the fair value hierarchy as discussed in Note 14, is as follows:

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Cash and cash equivalents	$859	$—	$—	$859
Equity securities
Foreign securities	1,022		—	1,022
U.S. securities	9,512	—	—	9,512

	10,534		—	10,534
U.S. fixed income funds	2,014	—	—	2,014
Bonds
Foreign government bonds	2,259	6,054	—	8,313
Foreign treasury notes	24,727	—	—	24,727

	26,986	6,054	—	33,040
Taiwan retirement fund	7,830	—	—	7,830
Other	183	277	—	460

Total	$48,406	$6,331	$—	$54,737

The fair value of our pension plan assets at December 31, 2009, by asset category utilizing the fair value hierarchy as discussed in Note 14, is as follows:

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Cash and cash equivalents	$9,049	$—	$—	$9,049
Equity securities
Foreign securities	5,408	—	—	5,408
U.S. securities	5,538	—	—	5,538

	10,946	—	—	10,946
U.S. fixed income funds	1,294	—	—	1,294
Bonds
Foreign government bonds	5,102	—	—	5,102
Foreign treasury notes	4,388	2,500	—	6,888

	9,490	2,500	—	11,990
Taiwan retirement fund	6,715	—	—	6,715
Other	183	586	—	769

Total	$37,677	$3,086	$—	$40,763

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Taiwan retirement fund category of our plan assets represents accounts that our Taiwanese subsidiaries have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return. We have no control over the investment decisions of the fund which is invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

Our other category of plan assets includes receivables, payables and real estate.

We contributed $7.9 million, $15.4 million and $8.6 million to the Plans during 2010, 2009 and 2008, respectively, and we expect to contribute $3.5 million during 2011. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2011	$3,071
2012	4,337
2013	3,658
2014	4,049
2015	4,378
2016 to 2020	33,390

14.	Fair Value Measurements

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

funds and restricted cash are valued using quoted market prices in active markets for identical assets as summarized in the following table:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$145,827	$—	$—	$145,827
Restricted cash money market funds	17,781	—	—	17,781

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Such measurements are generally obtained from third party appraisal reports. Impairment losses on property, plant and equipment included in cost of sales were $1.4 million, $6.0 million and $12.1 million in 2010, 2009 and 2008, respectively. Impairment losses included in selling, general and administrative expenses were $0.6 million in 2010 and zero in 2009 and 2008. Impairment losses included in research and development expenses were $2.6 million in 2009 and zero in 2010 and 2008.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the carrying amounts and fair values of financial instruments that are not recorded at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Carrying value of debt	$1,364,300	$1,434,185

Fair value of debt	$1,806,231	$1,868,674

The estimated fair value of the debt is based primarily on quoted market prices reported on the respective balance sheet dates for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries and the December 2013 Notes is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

15.	Commitments and Contingencies

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of December 31, 2010, we have $0.4 million of standby letters of credit outstanding and have an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On January 9, 2009, the panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the License Agreement. The award was for the period March 2, 2002 through December 1, 2008. The final award, plus interest, and the royalties for December 2008 amounting to $64.7 million, was expensed in 2008 and paid when due in February 2009.

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

On November 2, 2009, Tessera filed an answer to our request for arbitration and counterclaims in the ICC. In the answer and counterclaims, Tessera denies Amkor’s claims. Tessera also alleges breach of contract, seeking termination of the License Agreement and asserting that Amkor owes Tessera additional royalties under the License Agreement, including royalties for use of thirteen U.S. and six foreign patents that Tessera did not assert in the previous arbitration. Tessera also alleges that Amkor has tortiously interfered with Tessera’s prospective business relationships and seeks damages. Tessera claims that the amount in dispute is approximately $100 million. On February 17, 2011, Tessera sent Amkor a notice of termination of the License Agreement.

We filed our response to Tessera’s answer on January 15, 2010 denying Tessera’s claims and filed a motion with the panel seeking priority consideration and phased early determination of issues from the previous arbitration decision, including the proper method for calculating royalties under the License Agreement for periods subsequent to December 1, 2008. On March 28, 2010, the panel granted our request for priority consideration and phased early determination. The first hearing regarding the issues from the previous arbitration of royalty calculations, including

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

the proper method for calculating royalties under the License Agreement, was held in December 2010 and a decision is expected in the first half of 2011. The hearing on Tessera’s assertion of infringement on additional patents and the payment of additional royalties under the License Agreement relating to the additional asserted patents is currently scheduled for August 2011.

While we believe we are a licensee in good standing and are paying all royalties to Tessera due under the License Agreement, the outcome of this matter is uncertain and an adverse decision could have a material adverse effect on our results of operations, cash flows and financial condition.

In connection with the new arbitration proceeding, we have deposited $15.1 million in an escrow account, which is classified as restricted cash in current assets at December 31, 2010. This amount represents our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owe on packages assembled by us for one of our customers for the period from December 2, 2008 through June 30, 2010. We do not believe that the funds held in escrow are owed to Tessera and these funds may only be distributed upon the order of the panel in the current arbitration proceeding.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

to MicroLeadFrame package technology, that all of Amkor’s asserted patent claims are valid, and that Carsem violated Section 337 of the Tariff Act.

On December 16, 2009, the Commission ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The Commission remanded the investigation to the ALJ to make further findings in light of the Commission’s ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ’s ruling did not disturb the prior finding that Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame technology, the ALJ found that some of Amkor’s patent claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the Commission issued a Notice of Commission Final Determination, in which the Commission determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. We have appealed the Commission’s ruling to the U.S. Court of Appeals for the Federal Circuit.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)

2011	$5,905
2012	6,624
2013	6,907
2014	6,900
2015	5,593
Thereafter	4,785

Total	$36,714

Rent expense amounted to $16.3 million, $18.3 million and $19.7 million for 2010, 2009 and 2008, respectively.

16.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim, our Executive Chairman of the Board of Directors, owns approximately 16.2% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms-length transactions on terms consistent with our non-related party vendors. During 2010, 2009 and 2008, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $10.3 million, $11.4 million and $15.7 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2010 and 2009 were $1.2 million and $1.6 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Executive Chairman of the Board of Directors. Mr. JooHo Kim, together with his wife and children, own 100% of Jesung C&M, a company that provided cafeteria services to Amkor Technology Korea, Inc. The contract terms expired on February 28, 2009, and the contract with Jesung C&M was not renewed. During 2009 and 2008, purchases from Jesung C&M were $0.4 million and $5.3 million respectively. No amount was due to Jesung C&M at December 31, 2010 or 2009.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

17.	Business Segments, Customer Concentrations and Geographic Information

We have two reportable segments, packaging and test. Packaging and test are integral steps in the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services, or just packaging or test services.

Packaging Services

We offer a broad range of package formats and services designed to provide our customers with a full array of packaging solutions. The differentiating characteristics of package formats can include: (1) size, (2) number of electrical connections, (3) thermal and electrical characteristics, (4) number of chips incorporated, (5) types of interconnect technologies employed, and (6) integration of active and passive components.

Test Services

We provide a complete range of semiconductor testing services including wafer testing or probe, various types of final testing, strip testing and complete end-of-line test services up to and including final shipping. Testing solutions vary depending upon the complexity of the device.

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross profit and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column includes exit costs associated with contractual obligations for our Singapore land and building leases as well as abandoned leasehold improvements and asset impairments (see Note 18).

	Packaging	Test	Other	Total
	(In thousands)

Year Ended December 31, 2010
Net sales	$2,650,257	288,871	355	$2,939,483
Gross profit	$584,190	79,621	(55)	$663,756
Year Ended December 31, 2009
Net sales	$1,933,600	245,237	272	$2,179,109
Gross profit	$429,295	57,652	(6,551)	$480,396
Year Ended December 31, 2008
Net sales	$2,343,514	314,299	789	$2,658,602
Gross profit	$472,986	88,645	107	$561,738
Gross Property, Plant and Equipment
December 31, 2010	$3,018,216	800,125	143,221	$3,961,562
December 31, 2009	$2,689,005	753,234	135,116	$3,577,355

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on the location of our customer:

	Net Sales
	2010	2009	2008
	(In thousands)

Japan	$455,339	$260,500	$240,756
Singapore	643,496	482,333	657,573
Taiwan	177,505	138,793	194,305
Other foreign countries	772,337	543,658	591,665

Total foreign countries	2,048,677	1,425,284	1,684,299
United States	890,806	753,825	974,303

Total net sales	$2,939,483	$2,179,109	$2,658,602

One customer exceeded 10% of our consolidated net sales in 2009, of which the majority is included in our packaging segment. No customer exceeded 10% of consolidated net sales in either 2010 or 2008.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, net
	2010	2009	2008
	(In thousands)

China	$265,116	$229,666	$239,734
Japan	21,365	22,609	17,603
Korea	679,488	555,800	593,202
Philippines	231,795	219,865	261,741
Singapore	24	46,307	90,620
Taiwan	287,439	238,125	219,592
Other foreign countries	66	93	146

Total foreign countries	1,485,293	1,312,465	1,422,638
United States	51,933	52,165	51,125

Total property, plant and equipment, net	$1,537,226	$1,364,630	$1,473,763

18.	Restructuring and Reduction in Force

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

represents revisions of estimates. “Non-cash Amounts” consists of a curtailment gain, the relief of an asset retirement obligation and asset impairments.

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2007	$534	$—	$—	$—	$534
Charges	14,871	—	—	—	14,871
Cash Payments	(13,071)	—	—	—	(13,071)
Non-cash Amounts	(1,552)	—	—	—	(1,552)

Accrual at December 31, 2008	782	—	—	—	782
Charges	12,273	4,731	2,290	186	19,480
Cash Payments	(10,096)	(2,543)	—	—	(12,639)
Adjustments	(135)	(468)	—	—	(603)
Non-cash Amounts	1,114	1,093	(2,290)	(186)	(269)

Accrual at December 31, 2009	3,938	2,813	—	—	6,751
Charges	4,614	41	282	—	4,937
Cash Payments	(7,882)	(2,854)	—	—	(10,736)
Adjustments		—	—	—	—
Non-cash Amounts	—	—	(282)	—	(282)

Accrual at December 31, 2010	$670	$—	$—	$—	$670

North Carolina Manufacturing Operations

During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now exclusively used for research and development activities. We recorded charges for termination benefits during 2008 of $1.0 million, of which $0.7 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. We recorded charges for termination benefits during 2009 of $1.2 million, of which $0.9 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2009.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We have completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to and utilized in other factories. We own a facility in Singapore which is being actively marketed for sale. At December 31, 2010, the related net book value of $13.1 million is classified as held for sale and included in other current assets.

The liability for our one-time involuntary termination benefits for employees that have provided services beyond the minimum retention period was recognized over the service period. During 2010 and 2009, we recorded charges for termination benefits of $2.6 million and $4.8 million, of which $1.9 million and $3.4 million were recorded in cost of sales, and $0.7 million and $1.3 million were recorded in selling, general and administrative expenses, respectively. In 2009, $0.1 million were recorded in research and development expenses.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. During 2009, we recorded a charge of $4.7 million representing the expected costs associated with the termination of our lease of one of our facilities that was vacated. In October 2009, we entered into a pre-termination agreement with the lessor and this agreement required us to make specified payments through January 2010 in exchange for early termination and relief from our existing $1.1 million asset retirement obligation related to the leased property. As a result of remeasuring our remaining expected future lease costs, we reduced our liability by $0.5 million during 2009. This was reflected as a non-cash accrual amount in 2009 and a cash payment in 2010. Asset impairment expense of $0.3 million in 2010 and $2.3 million in 2009 related to non-transferable machinery and equipment as well as abandoned building improvements at the leased facility.

All amounts accrued at December 31, 2010 are classified in current liabilities.

Early Retirement Program

In October 2010, our Korean subsidiary offered a voluntary early retirement program for eligible employees. As a result, we recorded charges for special termination benefits of $2.1 million, of which $1.8 million was recorded in cost of sales, $0.2 million was recorded in selling, general and administrative expenses, and $0.1 million was recorded in research and development expenses. All amounts accrued at December 31, 2010 are classified in current liabilities.

19.	Gain on Sale of Real Estate

During 2009, we sold land and dormitory buildings in Korea for $0.8 million in cash and reported a gain of $0.3 million, with no tax effect.

During 2008, we sold land and a warehouse in Korea for $14.3 million in cash and recorded a gain of $9.9 million, with no tax effect.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning of	to		(a)	Balance at
	Period	Expense	Write-offs	Other	End of Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2008	$676	291	(133)	—	$834
Year ended December 31, 2009	834	(80)	(293)	—	461
Year ended December 31, 2010	461	508	(345)	—	624
Deferred tax asset valuation allowance:
Year ended December 31, 2008	$291,042	3,005	(32,170)	(264)	$261,613
Year ended December 31, 2009	261,613	(28,056)	(25,666)	1,034	208,925
Year ended December 31, 2010	208,925	15,009	(5)	(317)	223,612

(a)	Column represents adjustments to the deferred tax asset valuation allowance directly through stockholders’ equity for changes in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the three months ended June 30, 2010, we implemented several significant ERP modules including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represents a change in our internal control over financial reporting. During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct and Ethical Guidelines as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2011 Annual Meeting of Stockholders.

Additionally, our Code of Business Conduct and Ethical Guidelines, Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee are available and maintained on our web site (http://www.amkor.com).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2011 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2010:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	(b)	Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding Securities
	Options	Outstanding	Reflected in Column(a)
	(In thousands)	Options	(In thousands)

Equity compensation plans approved by stockholders	7,807	$10.22	15,823	(1)
Equity compensation plans not approved by stockholders	36	17.19	436	(2)

Total equity compensation plans	7,843		16,259

(1)	As of December 31, 2010, a total of 15.8 million shares were reserved for issuance under the 2007 Equity Incentive Plan. Shares available for issuance under our 2007 Equity Incentive Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

(2)	As of December 31, 2010, a total of 0.4 million shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision in this plan that restores the number of shares of common stock reserved for issuance under the plan to 0.3 million as of each January 1. On January 1, 2011, no additional shares were added to the plan pursuant to the annual restoration provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions,” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Part II, Item 8.

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
Date: February 24, 2011

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

Name	Title	Date

/s/ Kenneth T. Joyce Kenneth T. Joyce	President and Chief Executive Officer	February 24, 2011

/s/ Joanne Solomon Joanne Solomon	Executive Vice President and Chief Financial Officer	February 24, 2011

/s/ James J. Kim James J. Kim	Executive Chairman	February 24, 2011

/s/ Roger A. Carolin Roger A. Carolin	Director	February 24, 2011

/s/ Winston J. Churchill Winston J. Churchill	Director	February 24, 2011

/s/ John T. Kim John T. Kim	Director	February 24, 2011

/s/ Stephen G. Newberry Stephen G. Newberry	Director	February 24, 2011

Name	Title	Date

/s/ John F. Osborne John F. Osborne	Director	February 24, 2011

/s/ James W. Zug James W. Zug	Director	February 24, 2011

EXHIBIT INDEX

2.1	Stock Purchase Agreement, Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(8)
2.2	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(8)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws.(21)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(4)
4.3	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(6)
4.4	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(11)
4.5	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(12)
4.6	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(12)
4.7	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(13)
4.8	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(13)
4.9	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(13)
4.10	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(9)
4.11	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(9)
4.12	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(9)
4.13	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(9)
4.14	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(10)
4.15	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(10)
4.16	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding Amkor’s 6.00% Convertible Senior Subordinated Notes due 2014.(18)

4.17	Form of Note for Amkor’s 6.00% Convertible Senior Subordinated Notes due 2014.(18)
4.18	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(18)
4.19	Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 7.375% Senior Notes due 2018.(23)
4.20	Registration Rights Agreement, dated May 4, 2010, by and among Amkor Technology, Inc. and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. regarding the 7.375% Senior Notes due 2018.(23)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(17)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(11)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement thereunder.(2)*
10.8	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(17)*
10.9	2007 Equity Incentive Plan.(15)*
10.10	Form of Stock Option Agreement under the 2007 Equity Incentive Plan.(16)*
10.11	2007 Executive Incentive Bonus Plan.(15)*
10.12	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.13	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.14	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.15	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.16	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(14)
10.17	Voting Agreement, by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(11)
10.18	Working Capital Facility Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. And Amkor Assembly and Test (Shanghai) Co., Ltd.(20)
10.19	Real Property Mortgage Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. and Amkor Assembly and Test (Shanghai) Co., Ltd.(20)
10.20	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(18)
10.21	Amended and Restated Loan and Security Agreement, dated as of April 16, 2009, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(19)
10.22	Separation of Employment and Release Agreement, dated October 8, 2009, by and between KyuHyun Kim and Amkor Technology Korea, Inc.(22)*
10.23	Credit Facility Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(24)
10.24	Additional Agreement, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc.(24)
10.25	General Terms and Conditions for Bank Credit Transactions, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc.(24)
10.26	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(24)

10.27		Kun-Guarantee, dated May 24, 2010, by and between Amkor Technology, Inc. and Woori Bank.(24)
10.28		First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 10, 2010, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(25)
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(5)
14.2		Amkor Technology, Inc. Director Code of Ethics.(5)
21.1		List of subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Kenneth T. Joyce, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.

**	This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K filed on March 4, 2004.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2008.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 7, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 6, 2009.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 5, 2009.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2009.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 10, 2010.