Form 10-Q
period 2011-03-31
AMKOR TECHNOLOGY INC
filed 2011-05-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

The number of outstanding shares of the registrant’s Common Stock as of April 29, 2011 was 197,961,670.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

		Page
		No.

PART I. Financial Information
Item 1.	Financial Statements (unaudited)	2
	Consolidated Statements of Income — Three Months Ended March 31, 2011 and 2010	2
	Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2011 and 2010	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	32

PART II. Other Information
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 6.	Exhibits	46
Signatures		47
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share data)

Net sales	$664,950	$645,738
Cost of sales	538,264	508,782

Gross profit	126,686	136,956

Operating expenses:
Selling, general and administrative	64,558	56,296
Research and development	12,129	11,673

Total operating expenses	76,687	67,969

Operating income	49,999	68,987

Other (income) expense:
Interest expense	18,789	22,369
Interest expense, related party	2,580	3,812
Interest income	(587)	(733)
Foreign currency loss	1,731	975
Equity in earnings of unconsolidated affiliate	(1,518)	(1,101)
Other income, net	(144)	(241)

Total other expense, net	20,851	25,081

Income before income taxes	29,148	43,906
Income tax expense (benefit)	3,382	(167)

Net income	25,766	44,073
Net (income) loss attributable to noncontrolling interests	(663)	224

Net income attributable to Amkor	$25,103	$44,297

Net income attributable to Amkor per common share:
Basic	$0.13	$0.24

Diluted	$0.10	$0.18

Shares used in computing per common share amounts:
Basic	194,067	183,226
Diluted	277,585	282,509

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$392,951	$404,998
Restricted cash	19,712	17,782
Accounts receivable:
Trade, net of allowances	349,398	392,327
Other	19,152	17,970
Inventories	185,642	191,072
Other current assets	43,928	37,918

Total current assets	1,010,783	1,062,067

Property, plant and equipment, net	1,558,835	1,537,226
Intangibles, net	12,236	13,524
Investments	29,473	28,215
Restricted cash	1,940	1,945
Other assets	88,306	93,845

Total assets	$2,701,573	$2,736,822

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$132,620	$150,081
Trade accounts payable	406,110	443,333
Accrued expenses	165,388	178,794

Total current liabilities	704,118	772,208

Long-term debt	960,908	964,219
Long-term debt, related party	150,000	250,000
Pension and severance obligations	109,779	103,543
Other non-current liabilities	12,336	10,171

Total liabilities	1,937,141	2,100,141

Commitments and contingencies (see Note 15)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,178 and
183,467 shares issued, and 197,061 and 183,420 shares outstanding, in 2011 and 2010, respectively	197	183
Additional paid-in capital	1,607,942	1,504,927
Accumulated deficit	(865,167)	(890,270)
Accumulated other comprehensive income	14,991	15,457
Treasury stock, at cost, 117 and 47 shares in 2011 and 2010, respectively	(862)	(284)

Total Amkor stockholders’ equity:	757,101	630,013
Noncontrolling interests in subsidiaries	7,331	6,668

Total equity	764,432	636,681

Total liabilities and equity	$2,701,573	$2,736,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$25,766	$44,073
Depreciation and amortization	83,442	75,805
Other operating activities and non-cash items	4,896	(1,419)
Changes in assets and liabilities	6,123	(14,730)

Net cash provided by operating activities	120,227	103,729

Cash flows from investing activities:
Purchases of property, plant and equipment	(113,881)	(67,092)
Proceeds from the sale of property, plant and equipment	278	364
Financing lease payment from unconsolidated affiliate	3,020	4,896
Other investing activities	(1,057)	(6,168)

Net cash used in investing activities	(111,640)	(68,000)

Cash flows from financing activities:
Borrowings under revolving credit facilities	—	3,261
Payments under revolving credit facilities	—	(34,253)
Proceeds from issuance of short-term working capital facility	15,000	15,000
Payments of short-term working capital facility	(15,000)	(15,000)
Proceeds from issuance of long-term debt	—	38,824
Payments of long-term debt	(20,413)	(13,661)
Payments for debt issuance costs	—	(166)
Proceeds from issuance of stock through stock compensation plans	627	399
Payments of tax withholding for restricted shares	(696)	—

Net cash used in financing activities	(20,482)	(5,596)

Effect of exchange rate fluctuations on cash and cash equivalents	(152)	(66)

Net (decrease) increase in cash and cash equivalents	(12,047)	30,067
Cash and cash equivalents, beginning of period	404,998	395,406

Cash and cash equivalents, end of period	$392,951	$425,473

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,609	$4,623
Income taxes	6,842	1,081
Non cash investing and financing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	$100,000	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2010 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on February 24, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

Recently Adopted Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, to require additional disclosures related to activity within Level 3 of the fair value hierarchy. These provisions of the ASU are effective for reporting periods beginning after December 15, 2010. Our adoption of these provisions on January 1, 2011, did not have an impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, which supersedes certain guidance in ASC 605-25, Revenue Recognition – Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This ASU is effective for annual reporting periods beginning after June 15, 2010. Our adoption of ASU 2009-13 on January 1, 2011, did not have an impact on our financial statements.

3.	Share-Based Compensation Plans

All of our share-based compensation to employees, including grants of employee stock options and restricted shares, are measured at fair value and expensed over the service period (generally the vesting period). The following

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

table presents share-based compensation expense attributable to stock options and restricted shares. There is no deferred income tax benefit in either period.

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Stock options	$579	$622
Restricted shares	1,442	306

Total share-based compensation expense	$2,021	$928

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Cost of sales	$1	$7
Selling, general and administrative	1,757	820
Research and development	263	101

Share-based compensation expense	$2,021	$928

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	Per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2010	7,843	$10.26
Granted	—	—
Exercised	(122)	5.15
Forfeited or expired	(588)	11.32

Outstanding at March 31, 2011	7,133	$10.25	3.27	$2,052

Fully vested and expected to vest at March 31, 2011	7,089	$10.27	3.24	$2,043

Exercisable at March 31, 2011	6,515	$10.42	2.88	$1,870

The intrinsic value of options exercised for the three months ended March 31, 2011 and 2010, was $0.3 million and $0.1 million, respectively. For the three months ended March 31, 2011 and 2010, cash received for stock option exercises was $0.6 million and $0.4 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $2.6 million as of March 31, 2011, which is expected to be recognized over a weighted-average

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

period of 1.5 years beginning April 1, 2011. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2011:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at December 31, 2010	372	$5.96
Awards granted	805	7.71
Awards vested	(256)	7.85
Awards forfeited	(20)	7.22

Nonvested at March 31, 2011	901	$6.96

Awards vested include 142,000 shares for retirement eligible recipients whose restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. The fair value of these shares upon vesting during 2011 was $1.1 million. Of those 142,000 shares, 51,000 shares were withheld to satisfy tax withholding obligations and are treated as treasury stock, at a cost of $0.4 million.

The valuation of restricted stock shares is determined based on the fair market value of the underlying shares on the date of grant and amortized on a straight-line basis over the four year vesting period. The unrecognized compensation cost, including a forfeiture estimate, was $5.3 million as of March 31, 2011, which is expected to be recognized over a weighted average period of approximately 3.2 years beginning April 1, 2011. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.	Income Taxes

Our income tax expense of $3.4 million for the three months ended March 31, 2011, primarily reflects $2.2 million of expense related to income taxes at certain of our foreign operations, $0.5 million of foreign withholding taxes, and $0.7 million of deferred taxes on our investment in J-Devices. Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At March 31, 2011, we had U.S. net operating loss carryforwards totaling $388.6 million, which expire at various times through 2030. Additionally, at March 31, 2011, we had $67.6 million of non-U.S. net operating loss carryforwards, the vast majority of which will expire at various times through 2018.

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

Our gross unrecognized tax benefits increased from $10.5 million at December 31, 2010, to $10.8 million as of March 31, 2011 primarily due to a change in the reserve resulting from the evaluation of new information obtained during the quarter. At March 31, 2011, substantially all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. We are seeking rulings from local taxing authorities to confirm the availability of unrecognized tax benefits related to revenue attribution and eligibility for certain tax incentives. The rulings are currently expected within the next twelve months, at which time our unrecognized tax benefits may be reduced by up to $8.2 million. Our unrecognized tax benefits are subject to change as examinations of tax years are

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

completed. Tax return examinations involve uncertainties and there can be no assurances that the outcome of examinations will be favorable.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Amkor common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and excludes treasury stock. Unvested share-based compensation awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 3, we grant restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine earnings per share.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three
	Months Ended
	March 31,
	2011	2010
	(In thousands)

Net income attributable to Amkor	$25,103	$44,297
Income allocated to participating securities	(116)	(114)

Net income available to Amkor common shareholders	24,987	44,183
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	116
Interest on 2.5% convertible notes due 2011, net of tax	—	329
Interest on 6.25% convertible notes due 2013, net of tax	—	1,592
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,026

Net income attributable to Amkor — diluted	$29,129	$50,130

Weighted average shares outstanding — basic	194,067	183,226
Effect of dilutive securities:
Stock options	417	299
Unvested restricted shares	443	57
2.5% convertible notes due 2011	—	2,918
6.25% convertible notes due 2013	—	13,351
6.0% convertible notes due 2014	82,658	82,658

Weighted average shares outstanding — diluted	277,585	282,509

Net income attributable to Amkor per common share:
Basic	$0.13	$0.24
Diluted	0.10	0.18

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Stock options	5,531	6,898
2.5% convertible notes due 2011	2,918	—
6.25% convertible notes due 2013	2,819	—

Total potentially dilutive shares	11,268	6,898

6.	Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable	Noncontrolling
	to Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2010	$630,013	$6,668	$636,681
Comprehensive income:
Net income	25,103	663	25,766
Other comprehensive income (loss):
Adjustments to unrealized components of defined benefit pension plan, net of tax	103	—	103
Cumulative translation adjustment	(567)	—	(567)

Total other comprehensive loss	(464)	—	(464)

Comprehensive income	24,639	663	25,302
Treasury stock acquired through surrender of shares for tax withholding	(696)	—	(696)
Issuance of stock through employee share-based compensation plans	627	—	627
Share-based compensation expense	2,021	—	2,021
Conversion of debt to common stock	100,497	—	100,497

Equity at March 31, 2011	$757,101	$7,331	$764,432

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Attributable to
	Attributable	Noncontrolling
	to Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2009	$383,209	$6,492	$389,701
Comprehensive income:
Net income	44,297	(224)	44,073
Other comprehensive income (loss):
Adjustments to unrealized components of defined benefit pension plan, net of tax	74	—	74
Cumulative translation adjustment	(660)	—	(660)

Total other comprehensive loss	(586)	—	(586)

Comprehensive income	43,711	(224)	43,487
Treasury stock acquired through surrender of shares for tax withholding	—	—	—
Issuance of stock through employee share-based compensation plans	399	—	399
Share-based compensation expense	928	—	928

Equity at March 31, 2010	$428,247	$6,268	$434,515

7.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Raw materials and purchased components	$137,615	$145,043
Work-in-process	48,027	46,029

Total inventories	$185,642	$191,072

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	857,380	838,237
Machinery and equipment	2,823,111	2,749,445
Software and computer equipment	180,409	176,376
Furniture, fixtures and other equipment	20,634	20,611
Construction in progress	17,374	50,610

	4,025,191	3,961,562
Less accumulated depreciation and amortization	(2,466,356)	(2,424,336)

Total property, plant and equipment, net	$1,558,835	$1,537,226

The following table reconciles our activity related to property, plant and equipment additions as reflected on the Consolidated Balance Sheets to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Three
	Months Ended
	March 31,
	2011	2010
	(In thousands)

Property, plant and equipment additions	$104,993	$72,737
Net change in related accounts payable and deposits	8,888	(5,645)

Purchases of property, plant and equipment	$113,881	$67,092

9.	Intangible Assets

Acquired intangibles as of March 31, 2011, consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$52,607	$(48,163)	$4,444
Customer relationships	16,940	(9,148)	7,792

Total intangibles	$69,547	$(57,311)	$12,236

Acquired intangibles as of December 31, 2010, consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$52,587	$(47,864)	$4,723
Customer relationships	16,940	(8,139)	8,801

Total intangibles	$69,527	$(56,003)	$13,524

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization of identifiable intangible assets for the three months ended March 31, 2011 and 2010, was $1.3 million and $1.2 million, respectively. Based on the amortizing assets recognized in our balance sheet at March 31, 2011, amortization for each of the next five years is estimated as follows:

(In thousands)

2011 Remaining	$3,944
2012	3,722
2013	3,352
2014	640
2015	338
Thereafter	240

Total amortization	$12,236

10.	Investments

Investments consist of the following:

	March 31,		December 31,
	2011		2010
	Carrying	Ownership	Carrying	Ownership
	Value	Percentage	Value	Percentage
		(In thousands)

Investment in unconsolidated affiliate	$29,473	30.0%	$28,215	30.0%

Total investments	$29,473		$28,215

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

Our investment includes our 30% equity interest and call options to acquire additional equity interests. Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices’ net income or loss which includes J-Devices’ income taxes in Japan, during each accounting period. In addition, we record equity method adjustments for the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method. For the three months ended March 31, 2011 and 2010, our equity in earnings in J-Devices, net of J-Devices’ income taxes in Japan, was $1.5 million and $1.1 million, respectively.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

accounted for as a direct financing lease. For the three months ended March 31, 2011 and 2010, we recognized $0.2 million and $0.3 million, respectively, in interest income. Our lease receivables consist of the following:

	March 31,
	2011	December 31, 2010
	(In thousands)

Current (Other accounts receivable)	$12,985	$13,122
Non-current (Other assets)	19,713	23,201

Total lease receivable	$32,698	$36,323

11.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Payroll and benefits	$54,410	$69,903
Customer advances and deferred revenue	37,106	34,164
Accrued interest	28,010	12,332
Income taxes payable	2,431	10,422
Accrued severance plan obligations (Note 13)	6,470	6,131
Other accrued expenses	36,961	45,842

Total accrued expenses	$165,388	$178,794

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2011	2010
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR + 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
9.25% Senior notes due June 2016	264,283	264,283
7.375% Senior notes due May 2018	345,000	345,000
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	42,579
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	—	100,000
Debt of subsidiaries:
Working capital facility, LIBOR + 1.7%, due January 2011	—	15,000
Working capital facility, LIBOR + 2.8%, due January 2012	15,000	—
Term loan TIBOR + 0.65%, due July 2011	1,516	2,680
Term loan TIBOR + 0.8%, due September 2012	16,973	19,848
Term loan, bank funding rate-linked base rate + 1.99% due May 2013	118,000	123,000
Term loan, bank base rate + 0.5% due April 2014	139,282	149,996
Term loan, 90-day primary commercial paper rate + 0.835% due April 2015	50,895	51,042
Revolving credit facilities	—	—
Secured equipment and property financing	—	872

	1,243,528	1,364,300
Less: Short-term borrowings and current portion of long-term debt	(132,620)	(150,081)

Long-term debt (including related party)	$1,110,908	$1,214,219

There have been no borrowings under our senior secured credit facility as of March 31, 2011; however, we have utilized $0.4 million of the available letter of credit sub-limit of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of March 31, 2011. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinate Notes due December 2013 (the “December 2013 Notes”) in a private placement to Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members. When they became callable in December 2010, we announced a call

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

for redemption of the entire $100.0 million aggregate principal amount of the December 2013 Notes. Holders of all $100.0 million of the outstanding December 2013 Notes converted their notes into an aggregate of 13,351,131 shares of our common stock in January 2011. There was no gain or loss recorded as a result of the conversion. Forfeited accrued interest of $0.9 million and unamortized deferred debt costs of $0.4 million were included in the net carrying amount of the debt recorded to our capital accounts upon conversion.

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd. (“AATS”), a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. The facility was collateralized with certain real property and buildings in China. Principal amounts borrowed were required to be repaid within twelve months of the drawdown date and could be prepaid at any time without penalty. In January 2011, the outstanding balance of $15.0 million was repaid at maturity. In January 2011, AATS entered into a new $50.0 million U.S. dollar denominated working capital facility agreement with the same Chinese bank maturing in January 2013. The new facility bears interest at LIBOR plus 2.8% (3.25% as of March 31, 2011), which is payable in semi-annual payments. All other terms and conditions are consistent with the prior facility. At March 31, 2011, $15.0 million was outstanding under the facility. In April 2011, an additional $5.0 million was drawn on the facility. The working capital facility contains certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these facilities, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million at inception) term loan with a Taiwanese bank due April 2015. The term loan accrues interest at the 90-day commercial paper rate plus 0.835%. The interest rate at March 31, 2011, was 2.293%. The term loan is collateralized with certain land, buildings, and equipment in Taiwan. In March 2011, we amended the principal repayment schedule. As a result, semiannual principal payments of 150 million Taiwan dollars (approximately $5.1 million) will begin in April 2012 and the remaining 600 million Taiwan dollars (approximately $20.4 million) will be due on the final maturity date.

Our secured bank debt agreements and the indentures governing our outstanding notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of March 31, 2011.

13.	Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
	(In thousands)

Components of net periodic pension cost:
Service cost	$1,628	$1,450
Interest cost	909	914
Expected return on plan assets	(875)	(572)
Amortization of transitional obligation	2	3
Amortization of prior service cost	78	70
Recognized actuarial loss	22	7

Total net periodic pension cost	$1,764	$1,872

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three months ended March 31, 2011, we contributed less than $0.1 million to the pension plans. We expect to contribute approximately $3.5 million during the remainder of 2011.

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

The provision recorded for severance benefits for the three months ended March 31, 2011 and 2010 was $5.7 million and $4.2 million, respectively. The balance recorded in non-current pension and severance obligations for accrued severance at our Korean subsidiary was $88.2 million and $82.5 million at March 31, 2011 and December 31, 2010, respectively.

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

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$99,342	$—	$—	$99,342
Restricted cash money market funds	19,712	—	—	19,712

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Such measurements are generally obtained from third party appraisal reports. Impairment losses on property, plant and equipment included in cost of sales for the three months ended March 31, 2011 and 2010, were $1.0 million and $0.6 million, respectively.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)

Carrying value of debt	$1,243,528	$1,364,300

Fair value of debt	$1,633,320	$1,806,231

The estimated fair value of the debt is based primarily on quoted market prices reported on the respective balance sheet dates for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

15.	Commitments and Contingencies

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of March 31, 2011, we have $0.4 million of standby letters of credit outstanding and have an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On January 9, 2009, the panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the License Agreement. The award was for the period March 2, 2002 through December 1, 2008. The final award, plus interest, and the royalties through December 2008 amounting to $64.7 million, was expensed in 2008 and paid when due in February 2009.

We have been calculating, accruing and paying royalties under the License Agreement for periods subsequent to December 1, 2008, using the same methodology specified in the panel’s interim order for calculating damages for past royalties. Tessera has made repeated statements to customers and others claiming that we are in breach of the royalty provisions of the License Agreement. We informed Tessera that we are in full compliance with the License Agreement and of our intent to continue making the royalty payments when due in accordance with the terms of the License Agreement.

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

We filed our response to Tessera’s answer on January 15, 2010, denying Tessera’s claims and filed a motion with the panel seeking priority consideration and phased early determination of issues from the previous arbitration decision, including the proper method for calculating royalties under the License Agreement for periods subsequent to December 1, 2008. On March 28, 2010, the panel granted our request for priority consideration and phased early determination. The first hearing regarding the issues from the previous arbitration of royalty calculations, including the proper method for calculating royalties under the License Agreement, was held in December 2010 and a decision is expected in the first half of 2011. The hearing on Tessera’s assertion of infringement on additional patents and the payment of additional royalties under the License Agreement relating to the additional asserted patents is currently scheduled for August 2011.

While we believe we are a licensee in good standing and are paying all royalties to Tessera due under the License Agreement, the outcome of this matter is uncertain and an adverse decision could have a material adverse effect on our results of operations, cash flows and financial condition.

In connection with the new arbitration proceeding, we have deposited $17.0 million in an escrow account, which is classified as restricted cash in current assets at March 31, 2011. This amount represents our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owe on packages assembled by us for one of our customers for the period from December 2, 2008 through December 31, 2010. We do not believe that the funds held in escrow are owed to Tessera and these funds may only be distributed upon the order of the panel in the current arbitration proceeding.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements as a whole. We evaluate our operating segments based on gross profit and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column reflects other corporate adjustments to net sales and gross profit and the property, plant and equipment of our sales and corporate offices.

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended March 31, 2011
Net sales	$597,807	67,132	11	$664,950
Gross profit	$111,305	15,487	(106)	$126,686
Three Months Ended March 31, 2010
Net sales	$580,587	65,063	88	$645,738
Gross profit	$122,110	15,221	(375)	$136,956
Gross Property, Plant and Equipment
March 31, 2011	$3,069,977	809,949	145,265	$4,025,191
December 31, 2010	$3,018,216	800,125	143,221	$3,961,562

17.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these activities. “Charges” represents the initial

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges”. “Non-cash Amounts” for the three months ended March 31, 2010, consist of asset impairments.

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Total
	(In thousands)

Accrual at December 31, 2010	$670	$—	$—	$670
Charges	38	—	—	38
Cash Payments	(565)	—	—	(565)

Accrual at March 31, 2011	$143	$—	$—	$143

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Total
	(In thousands)

Accrual at December 31, 2009	$3,938	$2,813	$—	$6,751
Charges	867	41	282	1,190
Cash Payments	(397)	(2,854)	—	(3,251)
Non-cash Amounts	—	—	(282)	(282)

Accrual at March 31, 2010	$4,408	$—	$—	$4,408

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We have completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to and utilized in other factories. We own a facility in Singapore which is being actively marketed for sale. At March 31, 2011, the related net book value of $13.1 million is classified as held for sale and included in other current assets.

The liability for one-time involuntary termination benefits for employees that provided service beyond a minimum retention period was recognized over the service period. During the three months ended March 31, 2011, charges for termination benefits were not significant. During the three months ended March 31, 2010, we recorded charges for termination benefits of $0.9 million, of which $0.6 million, and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. In January 2010, we made a final payment related to the early termination of our lease of one of our facilities that was vacated and relief from our existing $1.1 million asset retirement obligation related to the leased property. Asset impairments of $0.3 million during the three months ended March 31, 2010, relate to non-transferable machinery and equipment.

All amounts accrued at March 31, 2011, are classified in current liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amounts, timing and focus of our expected capital investments, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (7) our repurchase or repayment of outstanding debt or the conversion of convertible debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to defined benefit pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls, (15) expectations regarding supply chain disruptions due to the Japan earthquake and (16) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2011 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

On March 11, 2011, operations at our facility in Kitakami, Japan, were interrupted by the Tohoku earthquake near Sendai. Our Kitakami facility is located approximately 90 miles from Sendai and 130 miles north of the Fukushima Daiichi nuclear power plant. The facility suffered some minor damage to buildings and equipment during the earthquake, but is well inland and was not affected by the tsunami. However, there was a complete shutdown of power and other utilities. Repairs and clean-up began shortly after the earthquake, and the facility is now fully operational. Our facility in Kitakami is our smallest operation in both units and revenue, generating approximately $10 million of monthly sales prior to the earthquake. The facility provides services to a few Japan-based customers.

Japan is a major supplier of semiconductors, silicon wafers, specialty chemicals, substrates, equipment and other supplies to the electronics industry. Since the earthquake, we have been working closely with our customers and suppliers to analyze the situation, identify the potential exposure, and mitigate the risk, where possible. Despite these efforts, we currently expect that supply chain disruptions, particularly relating to the availability of substrates and wafers, may negatively impact our second quarter results.

Our net sales for the three months ended March 31, 2011, were $665.0 million compared to $645.7 million for the three months ended March 31, 2010. The growth was driven primarily by demand for products in our communications end market, with notable strength in flip chip packages. Our unit demand decreased to 2.1 billion units during the three months ended March 31, 2011, compared to 2.5 billion units during the three months ended March 31, 2010. The decrease in units is primarily attributable to a shift in our product mix, with sales growth attributed to chip scale packaging solutions with a higher average sales price per unit, while our other package types declined. In addition, net sales in the three months ended March 31, 2011, were reduced by approximately $6 million due to the impact of the Japan earthquake.

Gross margin of 19.1% for the three months ended March 31, 2011, was down from 21.2% for the three months ended March 31, 2010. Gross margin in the three months ended March 31, 2011, decreased from the prior year period due to several factors, including decreased utilization of our packaging assets, the increased cost of gold used in many of our wirebond packages and the negative impact of foreign currency exchange rate movements. Also affecting gross margin in the three months ended March 31, 2011, were increased labor and other manufacturing costs.

Our net income for the three months ended March 31, 2011, was $25.1 million, or $0.10 per diluted share, compared with net income of $44.3 million, or $0.18 per diluted share, for the three months ended March 31, 2010. The decrease is primarily attributable to the decrease in gross profit and increases in selling, general and administrative expenses and income tax expense during the three months ended March 31, 2011. Partially offsetting these increased expenses was a decline in interest expense.

Our capital additions totaled $105.0 million for the three months ended March 31, 2011, compared to $72.7 million for the three months ended March 31, 2010. Our spending was focused primarily on new capacity for flip chip assembly and test services in support of communications. We expect our capital additions for the full year 2011 will be approximately $450 million.

Cash provided by operating activities was $120.2 million for the three months ended March 31, 2011, as compared with cash provided by operating activities of $103.7 million for the three months ended March 31, 2010. We experienced positive free cash flow of $6.3 million for the three months ended March 31, 2011, which decreased $30.3 million from the prior year comparable period. The decrease in free cash flow was primarily due to increased purchases of property, plant and equipment which were partially offset by increased collections on accounts receivable. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first three months of 2011.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At March 31, 2011, our cash and cash equivalents totaled approximately $393.0 million with an aggregate of $99.1 million of debt due through the end of 2011.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended
	March 31,
	2011	2010

Net sales	100.0%	100.0%
Gross margin	19.1%	21.2%
Depreciation and amortization	12.5%	11.7%
Operating income (loss)	7.5%	10.7%
Income (loss) before income taxes	4.4%	6.8%
Net income attributable to Amkor	3.8%	6.9%

Net Sales

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Net sales	$664,950	$645,738	$19,212	3.0%
Packaging net sales	597,807	580,587	17,220	3.0%
Test net sales	67,132	65,063	2,069	3.2%

Net Sales.  Net sales in the three months ended March 31, 2011, increased compared to the three months ended March 31, 2010. Communications continued to drive our sales growth in the current period, supported by notable strength in flip chip packages. The strength in this area was partially offset by a decrease in sales for consumer electronics and networking. In addition, net sales in the three months ended March 31, 2011, were reduced by approximately $6 million due to the impact of the Japan earthquake on our facility in Kitakami, Japan.

Packaging Net Sales.  Packaging net sales in the three months ended March 31, 2011, increased compared to the three months ended March 31, 2010. Packaging unit volume decreased 0.4 billion units in the three months ended March 31, 2011 to 2.1 billion units, compared to 2.5 billion units in the three months ended March 31, 2010. Sales in absolute dollars increased despite a decrease in units. This is primarily attributable to growth in chip scale packaging solutions with higher average sales prices per unit, while our other package types declined.

Test Net Sales.  Test net sales in the three months ended March 31, 2011, increased compared to the three months ended March 31, 2010. The increase is primarily attributable to a shift in the mix of test services provided. Wafer probe, which has a higher average sales price per unit, increased in the current period. This increase was partially offset by a decrease in striptest, with lower average sales prices per unit.

Cost of Sales

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Cost of sales	$538,264	$508,782	$29,482	5.8%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 42.8% for the three months ended March 31, 2011, from 41.9% for the three months ended March 31, 2010. Material costs in absolute dollars also increased in the three months ended March 31, 2011. The increase is primarily due to a higher mix of flip chip packages with higher material content as a percentage of net sales and the increased cost of gold used in many of our wirebond packages.

Labor costs as a percentage of net sales increased to 14.2% for the three months ended March 31, 2011, from 13.2% for the three months ended March 31, 2010. Labor costs in absolute dollars also increased in the three months ended March 31, 2011. Labor costs were negatively impacted by foreign currency exchange rate movements in the three months ended March 31, 2011, compared to the three months ended March 31, 2010, as substantially all of our manufacturing operations workforce is paid in local currencies. Also contributing to the increase was higher headcount during the current period, as we increased our headcount in support of increased customer demand.

Other manufacturing costs as a percentage of net sales increased to 23.9% for the three months ended March 31, 2011, from 23.7% for the three months ended March 31, 2010. Other manufacturing costs in absolute dollars also increased in the three months ended March 31, 2011. The increase is primarily attributable to increased depreciation as a result of the increase in our property, plant and equipment in the current period due to capital spending during 2010. Other manufacturing costs were also negatively impacted by foreign currency exchange rate movements in the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Gross Profit

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Gross profit	$126,686	$136,956	$(10,270)
Gross margin	19.1%	21.2%	(2.1)%

Gross profit and gross margin for the three months ended March 31, 2011, decreased compared to the three months ended March 31, 2010. While net sales increased, our cost of sales was negatively impacted by several factors which decreased gross profit and gross margin. Utilization of our packaging assets in the three months ended March 31, 2011, was lower than the three months ended March 31, 2010; however, we controlled costs across the company to minimize the impact of decreased utilization on our gross margin. Material costs were impacted by the increased cost of gold used in many of our wirebond packages. Headcount was higher in the current period compared to the prior period, resulting in increased labor costs. Other manufacturing costs were impacted by increased depreciation expense resulting from increased property, plant and equipment. In addition, gross profit and gross margin were negatively impacted by foreign currency exchange rate movements in the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Packaging gross profit	$111,305	$122,110	$(10,805)
Packaging gross margin	18.6%	21.0%	(2.4)%

Packaging Gross Profit.  Gross profit and gross margin for packaging for the three months ended March 31, 2011, decreased compared to the three months ended March 31, 2010. The decrease in gross profit was primarily attributable to lower utilization, the increased cost of gold used in many of our wirebond packages, the mix of packaging services provided, and increased labor costs related to higher headcount in the current period. To minimize the impact of decreased utilization on our gross margin, we controlled costs across the company.

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Test gross profit	$15,487	$15,221	$266
Test gross margin	23.1%	23.4%	(0.3)%

Test Gross Profit.  Gross profit and gross margin for test for the three months ended March 31, 2011, remained consistent with the three months ended March 31, 2010. The test services with a higher than average sales price per unit that contributed to the increase in test net sales also have a higher cost per unit, which offset the increase in sales.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Selling, general and administrative	$64,558	$56,296	$8,262	14.7%

Selling, general and administrative expenses for the three months ended March 31, 2011, increased compared to the three months ended March 31, 2010. The increase was primarily driven by increased employee compensation and benefit costs, including share-based compensation, as well as an increase in depreciation expense associated with the implementation of our global enterprise resource planning information system and increased professional fees.

Research and Development

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Research and development	$12,129	$11,673	$456	3.9%

Research and development activities are currently focused on developing new package interconnect solutions and test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development initiatives are focused on 3D packaging, advanced flip chip packaging, advanced micro-electromechanical system packaging and testing, fine pitch copper pillar bumping and packaging, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level fan out technology, wafer level processing, and manufacturing cost reduction initiatives. Research and development expenses for the three months ended March 31, 2011, remained consistent with the three months ended March 31, 2010, both in dollars and as a percentage of net sales of 1.8%.

Other Expense, Net

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Other expense, net	$20,851	$25,081	$(4,230)	(16.9)%

Other expense, net for the three months ended March 31, 2011, decreased compared to the three months ended March 31, 2010. This decrease was driven by a $4.8 million reduction in interest expense, including related party interest expense, during the current period resulting from reduced debt levels in 2011, debt refinanced with lower interest rate instruments during the second quarter of 2010, and the conversion in January 2011 of our 6.25% Convertible Notes due 2013. Partially offsetting the decrease is a $0.8 million increase in foreign currency loss in the current period from the remeasurement of certain subsidiaries’ balance sheet items.

Income Tax Expense (Benefit)

	For the Three Months Ended March 31,
	2011	2010	Change
	(In thousands, except percentages)

Income tax expense (benefit)	$3,382	$(167)	$3,549	2125.1%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three months ended March 31, 2011, is attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes, and deferred taxes on our investment in J-Devices. The tax benefit for the three months ended March 31, 2010, is attributable to $1.1 million of tax expense in certain foreign jurisdictions, foreign withholding taxes, and minimum taxes offset by reductions in unrecognized tax benefits.

During 2011, our subsidiaries in China, Korea, the Philippines and Taiwan operated under tax holidays which will expire in whole or in part at various dates through 2015. We expect our effective tax rate to increase as the tax holidays expire so that the income earned in these jurisdictions will be subject to higher statutory income tax rates.

At March 31, 2011, we had U.S. net operating loss carryforwards totaling $388.6 million which expire at various times through 2030. Additionally, at March 31, 2011, we had $67.6 million of non-U.S. net operating loss carryforwards, which expire at various times through 2018. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of March 31, 2011, we had cash and cash equivalents of $393.0 million and availability of $99.6 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

We sponsor an accrued severance plan for our Korean subsidiary which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan; however, if we retain our existing severance plan, we will be required to pay increased taxes. If we decide to adopt a new plan, we would be required to significantly fund the existing liability. Our Korean severance liability was $94.7 million as of March 31, 2011.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We have debt of $1,243.5 million outstanding at March 31, 2011, of which $132.6 million is current. This includes $250.0 million of our 6.0% Convertible Notes due 2014, which we expect will be converted into equity rather than being paid at maturity. At March 31, 2011, we have an aggregate of $99.1 million of debt coming due through the end of 2011, and $97.2 million of debt due in 2012.

In January 2011, all $100.0 million of our 6.25% Convertible Notes due 2013 were converted into an aggregate of 13,351,131 shares of our common stock.

In March 2011, we amended the principal repayment schedule of our term loan in Taiwan. As a result, semiannual principal payments of 150 million Taiwan dollars (approximately $5.1 million) will begin in April 2012 and the remaining 600 million Taiwan dollars (approximately $20.4 million) will be due on the final maturity date.

The interest payments required on our debt are substantial. For example, we paid $96.6 million of interest in 2010. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market or through privately negotiated transactions and are subject to the terms of our indentures and other debt agreements, market conditions, and other factors. Our 9.25% Senior Notes due 2016 will become callable in June 2011.

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. We have never paid a dividend to our stockholders, and we do not have any current plans to do so.

We were in compliance with all debt covenants at March 31, 2011, and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the three months ended March 31, 2011, were $105.0 million. Our spending was focused primarily on new capacity for flip chip assembly and test services in support of communications. We expect that our capital additions for the full year 2011 will be approximately $450 million. Ultimately, the amount of our 2011 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to property, plant and equipment purchases reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Three
	Months Ended March 31,
	2011	2010

Property, plant and equipment additions	$104,993	$72,737
Net change in related accounts payable and deposits	8,888	(5,645)

Purchases of property, plant and equipment	$113,881	$67,092

Cash Flows

Cash provided by operating activities was $120.2 million for the three months ended March 31, 2011, compared to cash provided by operating activities of $103.7 million for the three months ended March 31, 2010. We experienced positive free cash flow of $6.3 million for the three months ended March 31, 2011, which decreased $30.3 million from the prior year comparable period primarily due to increased purchases of property, plant and equipment which were partially offset by increased collections on accounts receivable.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2011 and 2010, were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
	(In thousands)

Operating activities	$120,227	$103,729
Investing activities	(111,640)	(68,000)
Financing activities	(20,482)	(5,596)

Operating activities:  Our cash flow from operating activities for the three months ended March 31, 2011, increased by $16.5 million compared to the prior year comparable period. Operating income for the three months ended March 31, 2011, adjusted for depreciation and amortization, other operating activities and non-cash items, decreased $5.0 million. The decrease is primarily attributable to decreased gross profit and the related decrease in net income. This decrease was offset by interest expense savings of $4.8 million in the three months ended

March 31, 2011, as a result of reduced debt levels in 2011, debt refinanced with lower interest rate instruments during the second quarter of 2010, and the conversion in January 2011 of the December 2013 Notes.

Changes in assets and liabilities increased operating cash flow for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Inventory and accounts receivable have decreased more in the three months ended March 31, 2011, compared to the comparable period in 2010, reflecting usage of existing inventories and improved collection of receivables. The decrease in inventory and accounts receivable were partially offset by decreases in accounts payable and accrued expenses during the same period.

Investing activities:  Our cash flows used in investing activities for the three months ended March 31, 2011, increased by $43.6 million. This increase was primarily due to a $46.8 million increase in purchases of property, plant and equipment. Our capital additions were focused primarily on new capacity for flip chip assembly and test services in support of communications.

Financing activities:  Our cash flows used in financing activities for the three months ended March 31, 2011, increased by $14.9 million. The net cash used in financing activities for the three months ended March 31, 2011, was primarily driven by $20.4 million of repayments on our term loans at our Korean subsidiary and other foreign amortizing debt. The net cash used in financing activities for the three months ended March 31, 2010, was primarily driven by the $10.7 million repayment on our term loan at our Korean subsidiary. Partially offsetting this repayment was the $34.3 million repayment of two existing revolving lines of credit at one of our Japanese subsidiaries using the proceeds from two new terms loans at that subsidiary totaling 3.5 billion Japanese yen (approximately $38.8 million).

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

	For the Three
	Months Ended
	March 31,
	2011	2010
	(In thousands)

Net cash provided by operating activities	$120,227	$103,729
Purchases of property, plant and equipment	(113,881)	(67,092)

Free cash flow	$6,346	$36,637

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due for year Ending December 31,
		2011 -
	Total	Remaining	2012	2013	2014	2015	Thereafter
	(In thousands)

Total debt(1)	$1,243,528	$99,107	$97,170	$136,066	$281,633	$20,269	$609,283
Scheduled interest payment obligations(2)	401,910	74,521	74,067	69,155	58,320	50,014	75,833
Purchase obligations(3)	105,780	105,780	—	—	—	—	—
Operating lease obligations	38,033	6,273	7,326	7,059	6,951	5,614	4,810
Severance obligations(4)	94,706	4,917	6,213	5,781	5,378	5,021	67,396

Total contractual obligations	$1,883,957	$290,598	$184,776	$218,061	$352,282	$80,918	$757,322

(1)	The decrease in our total debt from December 31, 2010, is primarily due to the conversion of the entire $100.0 million aggregate principal amount of the December 2013 Notes into our common stock in January 2011, as well as the repayment of $19.8 million of annual amortizing debt.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2011, for variable rate debt.

(3)	Represents capital-related purchase obligations outstanding at March 31, 2011, for capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2011, include:

•	$21.5 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $3.5 million to the defined benefit pension plans during the remainder of 2011.

•	$6.4 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations”.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three months ended March 31, 2011, there have been no significant changes in our critical accounting policies as reported in our 2010 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We did not enter into any derivative transactions in the three months ended March 31, 2011, and have no outstanding contracts as of March 31, 2011.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses, although we do use natural hedging techniques to reduce foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in Taiwan, China and Singapore. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2011, our income before income taxes would have been approximately $22 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2011, approximately 91% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the three months ended March 31, 2011, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with increased operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the three months ended March 31, 2011, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of March 31, 2011, our operating income would have been approximately $19.2 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the three months ended March 31, 2011 and 2010, was a net foreign translation loss of $0.6 million and $0.7 million, respectively, and was recognized as an adjustment to equity through other comprehensive loss.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of March 31, 2011, we had a total of $1,243.5 million of debt of which 72.5% was fixed rate debt and 27.5% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of March 31, 2011. The fixed rate debt consists of senior notes and senior subordinated notes. As of December 31, 2010, we had a total of $1,364.3 million of debt of which 73.4% was fixed rate debt and 26.6% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2011:

	2011 -
	Remaining	2012	2013	2014	2015	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$42,579	$—	$—	$250,000	$—	$609,283	$901,862	$1,280,354
Average interest rate	2.5%	—	—	6.0%	—	8.2%	7.3%
Variable rate debt (In thousands)	$56,528	$97,170	$136,066	$31,633	$20,269	$—	$341,666	$352,966
Average interest rate	3.6%	3.5%	4.3%	3.2%	2.3%	—	3.7%

For information regarding the fair value of our long-term debt, see Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning system in a multi-year program on a world-wide basis. During 2011, we expect to roll out additional modules at a foreign subsidiary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from period to period as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

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

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization of our human resources and packaging and test equipment. In particular, increases or decreases in our capacity utilization can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. For example, we experienced lower than optimum utilization in the three months ended December 31, 2008, and the first half of 2009 due to a decline in world-wide demand for our packaging and test services which impacted our gross margin. Although our capacity utilization at times has been strong, we cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of March 31, 2011, our total debt balance was $1,243.5 million, of which $132.6 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the three months ended March 31, 2011, we had capital additions of $105.0 million and for the full year 2011, we currently expect to make capital additions of approximately $450 million.

In addition, we have a significant level of debt, with $1,243.5 million outstanding at March 31, 2011, $132.6 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $99.1 million due in 2011, $97.2 million due in 2012, $136.0 million due in 2013, $281.6 million due in 2014, $20.3 million due in 2015 and $609.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2010, we paid $96.6 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2011, we had cash and cash equivalents of $393.0 million and availability of $99.6 million under our $100.0 million senior secured revolving credit facility which matures in April 2015.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $94.7 million as of March 31, 2011. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their service based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements included in this Quarterly Report.

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

We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs, such as shorter, thinner, gold wire and migration to copper wire. However, we typically do not have long-term contracts that permit us to impose price adjustments, and market conditions may limit our ability to do so. Significant price increases may adversely impact our gross margin in future quarters to the extent we are unable to pass along past or future commodity price increases to our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 57.4%, 54.2% and 53.4% of our net sales in the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009, respectively. Two customers each accounted for greater than 10% of our sales during the three months ended March 31, 2011. No customer accounted for greater than 10% of our sales during the year ended December 31, 2010. A single customer accounted for more than 10% of our sales during the year ended December 31, 2009.

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

Impairment Charges — Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets including property, plant and equipment, intellectual property, and other intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include significant under- performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have had and could have a significant adverse impact on our results of operations and our operating flexibility under our debt covenants.

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

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various packages and services include patents, copyrights, trade secrets and trademarks. We have filed for and have obtained a number of patents in the U.S. and abroad, the duration of which varies depending on the jurisdiction in which the patent was filed. While our patents are an important element of our intellectual property strategy, as a whole, we are not materially dependent on any one patent or any one technology. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters, Including the Recent Earthquake and Tsunami in Japan

We have significant packaging and test and other operations in locations which are subject to natural disasters such as earthquakes, tsunamis, typhoons, floods, and other severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have significant operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition and results of operations. For example, on March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Japan is a major supplier of semiconductors, silicon wafers, specialty chemicals, substrates, equipment and other supplies to the electronics industry, and the earthquake could have an impact on the overall supply chain for electronics. A number of our suppliers and customers are also located in Japan. Some of these suppliers and customers have been impacted by the events in Japan and continue to be affected by unreliable power, shipping constraints and issues with their respective suppliers. Additionally, many of our customers in Japan and in other parts of the world may be unable to obtain adequate supplies of components as a result of the events in Japan, which could reduce the demand for our packaging and test services. As a result, our business, financial condition and results of operations could be adversely affected by the events in Japan or future natural disasters of a similar nature.

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

As of March 31, 2011, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 87,899,000 shares, or approximately 44%, of our outstanding common stock. Approximately 13,351,000 of these shares (the “2013 Convert Shares”) were acquired upon the conversion in January 2011 of all $100.0 million of our 6.25% Convertible Subordinated Notes due 2013. The Kim family also has options to acquire approximately 923,000 shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49,595,000 shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138,417,000 shares, or approximately 56%, of our outstanding common stock.

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

Date: May 5, 2011

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