Form 10-Q
period 2011-06-30
AMKOR TECHNOLOGY INC
filed 2011-08-04
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Common Stock as of July 29, 2011 was 197,920,044.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

		Page
		No.

PART I. Financial Information
Item 1.	Financial Statements (unaudited)	2
	Consolidated Statements of Income — Three and Six Months Ended June 30, 2011 and 2010	2
	Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	36

PART II. Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	50
Signatures		52
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net sales	$687,633	$749,165	$1,352,583	$1,394,903
Cost of sales	557,816	569,966	1,096,080	1,078,748

Gross profit	129,817	179,199	256,503	316,155
Operating expenses:
Selling, general and administrative	61,284	66,356	125,842	122,652
Research and development	12,559	12,095	24,688	23,768

Total operating expenses	73,843	78,451	150,530	146,420

Operating income	55,974	100,748	105,973	169,735

Other (income) expense:
Interest expense	19,609	24,410	38,398	46,779
Interest expense, related party	2,830	3,813	5,410	7,625
Interest income	(553)	(847)	(1,140)	(1,580)
Foreign currency loss (gain)	2,932	(421)	4,663	554
Loss on debt retirement, net	15,531	17,807	15,531	17,807
Equity in earnings of unconsolidated affiliate	(2,089)	(1,608)	(3,607)	(2,709)
Other income, net	(325)	(149)	(469)	(390)

Total other expense, net	37,935	43,005	58,786	68,086

Income before income taxes	18,039	57,743	47,187	101,649
Income tax expense (benefit)	3,594	(1,200)	6,976	(1,367)

Net income	14,445	58,943	40,211	103,016
Net loss (income) attributable to noncontrolling interests	43	107	(620)	331

Net income attributable to Amkor	$14,488	$59,050	$39,591	$103,347

Net income attributable to Amkor per common share:
Basic	$0.07	$0.32	$0.20	$0.56

Diluted	$0.07	$0.23	$0.17	$0.41

Shares used in computing per common share amounts:
Basic	197,084	183,274	195,584	183,250
Diluted	280,009	282,644	278,810	282,551

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$475,471	$404,998
Restricted cash	19,715	17,782
Accounts receivable:
Trade, net of allowances	348,127	392,327
Other	16,950	17,970
Inventories	217,735	191,072
Other current assets	32,917	37,918

Total current assets	1,110,915	1,062,067

Property, plant and equipment, net	1,573,478	1,537,226
Intangibles, net	10,957	13,524
Investments	32,027	28,215
Restricted cash	1,976	1,945
Other assets	88,342	93,845

Total assets	$2,817,695	$2,736,822

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$99,275	$150,081
Trade accounts payable	420,361	443,333
Accrued expenses	160,662	178,794

Total current liabilities	680,298	772,208

Long-term debt	999,078	964,219
Long-term debt, related party	225,000	250,000
Pension and severance obligations	118,927	103,543
Other non-current liabilities	13,008	10,171

Total liabilities	2,036,311	2,100,141

Commitments and contingencies (see Note 15)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,250 and 183,467 shares issued, and 197,126 and 183,420 shares outstanding, in 2011 and 2010, respectively	197	183
Additional paid-in capital	1,609,219	1,504,927
Accumulated deficit	(850,679)	(890,270)
Accumulated other comprehensive income	16,269	15,457
Treasury stock, at cost, 124 and 47 shares in 2011 and 2010, respectively	(910)	(284)

Total Amkor stockholders’ equity:	774,096	630,013
Noncontrolling interests in subsidiaries	7,288	6,668

Total equity	781,384	636,681

Total liabilities and equity	$2,817,695	$2,736,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$40,211	$103,016
Depreciation and amortization	166,468	154,406
Loss on debt retirement, net	10,557	10,562
Other operating activities and non-cash items	3,648	(4,697)
Changes in assets and liabilities	13,013	(72,779)

Net cash provided by operating activities	233,897	190,508

Cash flows from investing activities:
Purchases of property, plant and equipment	(224,629)	(142,928)
Proceeds from the sale of property, plant and equipment	14,643	1,062
Financing lease payment from unconsolidated affiliate	5,991	7,767
Other investing activities	(4,014)	(9,782)

Net cash used in investing activities	(208,009)	(143,881)

Cash flows from financing activities:
Borrowings under revolving credit facilities	—	3,261
Payments under revolving credit facilities	—	(34,253)
Proceeds from issuance of short-term working capital facility	20,000	15,000
Payments of short-term working capital facility	(15,000)	(15,000)
Proceeds from issuance of long-term debt	325,000	611,007
Proceeds from issuance of long-term debt, related party	75,000	—
Payments of long-term debt, net of certain redemption premiums and discounts	(354,693)	(577,259)
Payments for debt issuance costs	(5,875)	(7,579)
Proceeds from the issuance of stock through share-based compensation plans	907	587
Payments of tax withholding for restricted shares	(744)	—

Net cash provided by (used in) financing activities	44,595	(4,236)

Effect of exchange rate fluctuations on cash and cash equivalents	(10)	6

Net increase in cash and cash equivalents	70,473	42,397
Cash and cash equivalents, beginning of period	404,998	395,406

Cash and cash equivalents, end of period	$475,471	$437,803

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,309	$52,945
Income taxes	$12,158	$4,118
Non cash investing and financing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	$100,000	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2010 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on February 24, 2011. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, which supersedes certain guidance in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This ASU is effective for annual reporting periods beginning after June 15, 2010. Our adoption of ASU 2009-13 on January 1, 2011, did not have an impact on our financial statements.

Recently Issued Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820). This ASU updates certain requirements for measuring fair value and disclosure regarding fair value measurement. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact, if any, that the adoption of ASU 2011-04 will have on our financial statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. We are currently evaluating the impact that the adoption of ASU 2011-05 will have on our financial statements.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Stock options	$474	$636	$1,053	$1,259
Restricted shares	523	429	1,965	734

Total share-based compensation expense	$997	$1,065	$3,018	$1,993

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Cost of sales	$5	$6	$6	$13
Selling, general and administrative	863	921	2,620	1,741
Research and development	129	138	392	239

Share-based compensation expense	$997	$1,065	$3,018	$1,993

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2011:

		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	Per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2010	7,843	$10.26
Granted	120	6.46
Exercised	(174)	5.22
Forfeited or expired	(1,375)	11.90

Outstanding at June 30, 2011	6,414	$9.97	3.27	$1,328

Fully vested and expected to vest at June 30, 2011	6,368	$9.98	3.24	$1,324

Exercisable at June 30, 2011	5,854	$10.14	2.86	$1,272

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Expected life (in years)	6.2	6.0	6.2	6.0
Risk-free interest rate	2.4%	3.0%	2.4%	3.0%
Volatility	67%	71%	67%	71%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$4.06	$5.00	$4.06	$5.00

The intrinsic value of options exercised for the three and six months ended June 30, 2011, was less than $0.1 million and $0.4 million, respectively. The intrinsic value of options exercised for the three and six months ended June 30, 2010, was $0.1 and $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, cash received for stock option exercises was $0.9 million and $0.6 million, respectively. No tax benefits were realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $2.3 million as of June 30, 2011, which is expected to be recognized over a weighted-average period of 1.6 years beginning July 1, 2011. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will be different from our expectations.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the six months ended June 30, 2011:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at December 31, 2010	372	$5.96
Awards granted	809	7.70
Awards vested	(277)	6.85
Awards forfeited	(107)	7.18

Nonvested at June 30, 2011	797	$7.26

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

The valuation of restricted stock shares is determined based on the fair market value of the underlying shares on the date of grant and amortized on a straight-line basis over the four-year vesting period. The unrecognized compensation cost, including a forfeiture estimate, was $4.4 million as of June 30, 2011, which is expected to be recognized over a weighted average period of approximately 3.0 years beginning July 1, 2011. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.	Income Taxes

Our income tax expense of $7.0 million for the six months ended June 30, 2011, primarily reflects $4.1 million of expense related to income taxes at certain of our foreign operations, $1.0 million of foreign withholding taxes, $1.6 million of deferred taxes on undistributed earnings from our investment in J-Devices and $0.3 million of state income taxes. Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At June 30, 2011, we had U.S. net operating loss carryforwards totaling $395.6 million, which expire at various times through 2031. Additionally, at June 30, 2011, we had $73.2 million of non-U.S. net operating loss carryforwards, the vast majority of which will expire at various times through 2018.

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

Our gross unrecognized tax benefits decreased from $10.5 million at December 31, 2010, to $9.9 million as of June 30, 2011, primarily due to a $1.0 million settlement of an uncertain tax position offset by a $0.4 million increase in the reserve resulting from the evaluation of new information obtained during the six months ended June 30, 2011. At June 30, 2011, substantially all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. We are seeking rulings from local taxing authorities to confirm the availability of unrecognized tax benefits related to revenue attribution and eligibility for certain tax incentives. The rulings are currently expected within the next twelve months, at which time our unrecognized tax benefits may be reduced by up to $8.3 million. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties and there can be no assurances that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and excludes treasury stock. Unvested share-based compensation awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 3, we grant restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine earnings per share.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income attributable to Amkor	$14,488	$59,050	$39,591	$103,347
Income allocated to participating securities	(58)	(123)	(161)	(215)

Net income available to Amkor common stockholders	14,430	58,927	39,430	103,132
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	58		161
Interest on 2.5% convertible notes due 2011, net of tax	—	329	—	659
Interest on 6.25% convertible notes due 2013, net of tax	—	1,592	—	3,185
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,026	8,052	8,052

Net income attributable to Amkor — diluted	$18,514	$64,874	$47,643	$115,028

Weighted average shares outstanding — basic	197,084	183,274	195,584	183,250
Effect of dilutive securities:
Stock options	232	364	313	333
Unvested restricted shares	35	79	255	41
2.5% convertible notes due 2011	—	2,918	—	2,918
6.25% convertible notes due 2013	—	13,351	—	13,351
6.0% convertible notes due 2014	82,658	82,658	82,658	82,658

Weighted average shares outstanding — diluted	280,009	282,644	278,810	282,551

Net income attributable to Amkor per common share:
Basic	$0.07	$0.32	$0.20	$0.56
Diluted	0.07	0.23	0.17	0.41

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Stock options	5,325	6,828	5,324	6,828
2.5% convertible notes due 2011	1,459	—	2,189	—
6.25% convertible notes due 2013	—	—	1,402	—

Total potentially dilutive shares	6,784	6,828	8,915	6,828

6.	Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable	Noncontrolling
	to Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2010	$630,013	$6,668	$636,681
Comprehensive income:
Net income	39,591	620	40,211
Other comprehensive income:
Adjustments to unrealized components of defined benefit pension plan, net of tax	266	—	266
Cumulative translation adjustment	548	—	548

Total other comprehensive income	814	—	814

Comprehensive income	40,405	620	41,025
Treasury stock acquired through surrender of shares for tax withholding	(744)	—	(744)
Issuance of stock through employee share- based compensation plans	907	—	907
Share-based compensation expense	3,018	—	3,018
Conversion of debt to common stock	100,497	—	100,497

Equity at June 30, 2011	$774,096	$7,288	$781,384

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Attributable to
	Attributable	Noncontrolling
	to Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2009	$383,209	$6,492	$389,701
Comprehensive income:
Net income (loss)	103,347	(331)	103,016
Other comprehensive income:
Adjustments to unrealized components of defined benefit pension plan, net of tax	149	—	149
Cumulative translation adjustment	1,867	—	1,867

Total other comprehensive income	2,016	—	2,016

Comprehensive income (loss)	105,363	(331)	105,032
Treasury stock acquired through surrender of shares for tax withholding	(234)	—	(234)
Issuance of stock through employee share-based compensation plans	655	—	655
Share-based compensation expense	1,993	—	1,993

Equity at June 30, 2010	$490,986	$6,161	$497,147

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Raw materials and purchased components	$165,404	$145,043
Work-in-process	52,331	46,029

Total inventories	$217,735	$191,072

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	867,315	838,237
Machinery and equipment	2,875,193	2,749,445
Software and computer equipment	179,904	176,376
Furniture, fixtures and other equipment	20,451	20,611
Construction in progress	17,573	50,610

	4,086,719	3,961,562
Less accumulated depreciation and amortization	(2,513,241)	(2,424,336)

Total property, plant and equipment, net	$1,573,478	$1,537,226

The following table reconciles our activity related to property, plant and equipment additions as reflected on the Consolidated Balance Sheets to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Six
	Months Ended
	June 30,
	2011	2010
	(In thousands)

Property, plant and equipment additions	201,981	$230,825
Net change in related accounts payable and deposits	22,648	(87,897)

Purchases of property, plant and equipment	$224,629	$142,928

9.	Intangible Assets

Acquired intangibles as of June 30, 2011, consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$52,644	$(48,470)	$4,174
Customer relationships	16,940	(10,157)	6,783

Total intangibles	$69,584	$(58,627)	$10,957

Acquired intangibles as of December 31, 2010, consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$52,587	$(47,864)	$4,723
Customer relationships	16,940	(8,139)	8,801

Total intangibles	$69,527	$(56,003)	$13,524

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization of identifiable intangible assets for the three months ended June 30, 2011 and 2010 was $1.3 million and $1.3 million, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2011 and 2010 was $2.6 million and $2.5 million, respectively. Based on the amortizing assets recognized in our balance sheet at June 30, 2011, amortization for each of the next five years is estimated as follows:

(In thousands)

2011 Remaining	$2,629
2012	3,725
2013	3,356
2014	644
2015	343
Thereafter	260

Total amortization	$10,957

10.	Investments

Investments consist of the following:

	June 30,		December 31,
	2011		2010
	Carrying		Carrying
	Value	Ownership	Value	Ownership
	(In thousands)	Percentage	(In thousands)	Percentage

Investment in unconsolidated affiliate	$32,027	30.0%	$28,215	30.0%

J-Devices Corporation

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices. J-Devices is a variable interest entity, but as we are not the primary beneficiary, the investment is accounted for under the equity method as an unconsolidated affiliate.

Our investment includes our 30% equity interest and call options to acquire additional equity interests. The call options, at our discretion, permit us to subscribe to new or existing J-Devices’ shares until our maximum ownership ratio is 60%, 66% and 80% beginning in 2012, 2014 and 2015, respectively. In 2014 and beyond, Toshiba has at its discretion, a put option which allows Toshiba to sell shares to us if we have exercised any of our call options. The exercise price for all options is determined using a contractual pricing formula based primarily upon the financial position of J-Devices at the time of exercise.

Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices’ net income or loss, which includes J-Devices’ income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. For the three and six months ended June 30, 2011, our equity in earnings in J-Devices, net of J-Devices’ income taxes in Japan, was $2.1 million and $3.6 million, respectively. For the three and six months ended June 30, 2010, our equity in earnings in J-Devices, net of J-Devices’ income taxes in Japan, was $1.6 million and $2.7 million, respectively. In addition, as a change in our investment in unconsolidated affiliate, we record equity method adjustments for the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three and six months ended June 30, 2011, we recognized $0.2 million and $0.4 million, respectively, in interest income. For the three and six months ended June 30, 2010, we recognized $0.3 million and $0.6 million, respectively, in interest income. Our lease receivables, net consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Current (Other accounts receivable)	$12,727	$12,327
Non-current (Other assets)	16,474	22,795

Total lease receivable, net	$29,201	$35,122

11.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Payroll and benefits	$60,856	$69,903
Customer advances and deferred revenue	36,963	34,164
Accrued interest	12,422	12,332
Accrued severance plan obligations (Note 13)	7,027	6,131
Income taxes payable	2,497	10,422
Other accrued expenses	40,897	45,842

Total accrued expenses	$160,662	$178,794

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2011	2010
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
9.25% Senior notes due June 2016	—	264,283
7.375% Senior notes due May 2018	345,000	345,000
6.625% Senior notes due June 2021, $75 million related party	400,000	—
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	—	42,579
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	—	100,000
Debt of subsidiaries:
Working capital facility, LIBOR plus 1.7%, due January 2011	—	15,000
Working capital facility, LIBOR plus 2.8%, due January 2012 and April 2012	20,000	—
Term loan, TIBOR plus 0.65%, due July 2011	385	2,680
Term loan, TIBOR plus 0.8%, due September 2012	14,546	19,848
Term loan, bank funding rate-linked base rate plus 1.99% due May 2013	113,000	123,000
Term loan, bank base rate plus 0.5% due April 2014	128,568	149,996
Term loan, 90-day primary commercial paper rate plus 0.835% due April 2015	51,854	51,042
KRW 50 billion revolving credit facility, CD base interest rate plus 2.20%	—	—
Secured equipment and property financing	—	872

	1,323,353	1,364,300
Less: Short-term borrowings and current portion of long-term debt	(99,275)	(150,081)

Long-term debt (including related party)	$1,224,078	$1,214,219

There have been no borrowings under our senior secured revolving credit facility as of June 30, 2011; however, we have utilized $0.4 million of the available letter of credit sub-limit of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of June 30, 2011. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts and the banks could accelerate our obligation to pay all outstanding amounts.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In June 2011, we used the net proceeds from the issuance of the 6.625% Senior Notes due 2021 (the “2021 Notes”), discussed below, to fund the tender offer and call for redemption of the entire $264.3 million aggregate principal amount of our outstanding 9.25% Senior Notes due 2016 (the “2016 Notes”), to refinance the entire $42.6 million of our 2.50% Convertible Senior Subordinated Notes due May 2011, to pay related fees, expenses and accrued interest and for general corporate purposes. We purchased $156.7 million of the 2016 Notes in the tender offer and $107.6 million in the call. We recorded a $12.8 million loss on extinguishment related to the premiums and fees paid for the tender (approximately $7.8 million) and call (approximately $5.0 million) of the 2016 Notes and a $2.7 million charge for the write-off of the associated unamortized deferred debt issuance costs. Both charges are included in loss on debt retirement, net in our Consolidated Statement of Income for the three and six months ended June 30, 2011.

In May 2011, we issued $400.0 million of the 2021 Notes. The 2021 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on June 1 and December 1 of each year at a rate of 6.625%, commencing on December 1, 2011. In addition, we entered into a Registration Rights Agreement with the initial purchasers of the 2021 Notes where we agreed to use our reasonable best efforts to cause to become effective a registration statement to exchange the 2021 Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 210 days of the issuance of the 2021 Notes, we have agreed to pay additional interest on the notes up to 0.5%. In connection with the issuance of the 2021 Notes, Mr. James J. Kim, our Executive Chairman of the Board of Directors and our largest stockholder, and 915 Investments, LP, an affiliate of Mr. James J. Kim (collectively, the “Kim Purchasers”) agreed to purchase $75.0 million aggregate principal amount of the 2021 Notes. In addition, we entered into a letter agreement with the Kim Purchasers pursuant to which we agreed to register the resale of the 2021 Notes held by the Kim Purchasers on a shelf registration statement upon request of the Kim Purchasers at any time after May 20, 2012. We incurred $5.9 million of debt issuance costs associated with the 2021 Notes in the three months ended June 30, 2011.

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members. Following a call for redemption of the entire $100.0 million aggregate principal amount of the December 2013 Notes, holders of all $100.0 million of the outstanding December 2013 Notes converted their notes into an aggregate of 13,351,131 shares of our common stock in January 2011. There was no gain or loss recorded as a result of the conversion. Forfeited accrued interest of $0.9 million and unamortized deferred debt costs of $0.4 million were included in the net carrying amount of the debt recorded to our capital accounts upon conversion.

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd. (“AATS”), a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. The facility was collateralized with certain real property and buildings in China. Principal amounts borrowed were required to be repaid within twelve months of the drawdown date and could be prepaid at any time without penalty. In January 2011, the outstanding balance of $15.0 million was repaid at maturity. In January 2011, AATS entered into a new $50.0 million U.S. dollar denominated working capital facility agreement with the same Chinese bank maturing in January 2013. The new facility bears interest at LIBOR plus 2.8% (3.25% as of June 30, 2011), which is payable in semi-annual payments. All other terms and conditions are consistent with the prior facility. At June 30, 2011, $20.0 million was outstanding under the facility. The working capital facility contains certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these facilities, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million at inception) term loan with a Taiwanese bank due April 2015. The term loan accrues interest at the 90-day commercial paper rate plus 0.835%. The interest rate at June 30, 2011, was 2.34%. The term

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

loan is collateralized with certain land, buildings and equipment in Taiwan. In March 2011, we amended the principal repayment schedule. As a result, semiannual principal payments of 150 million Taiwan dollars (approximately $5.2 million) will begin in April 2012 and the remaining 600 million Taiwan dollars (approximately $20.7 million) will be due on the final maturity date.

In June 2011, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a KRW 50.0 billion (approximately $46 million at inception) revolving credit facility with a Korean Bank with a term of 12 months. The loan bears interest at the CD base interest rate (as quoted by Korea Financial Investment Association) plus 2.20%. Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with certain land, buildings and equipment at our ATK facilities. There have been no borrowings under this revolving credit facility as of June 30, 2011.

In July 2011, ATK entered into a $50.0 million three-year secured term loan with a Korean bank (the “ATK Loan”) and drew $7.4 million with the remainder to be drawn throughout the three-year term. The ATK Loan bears interest at LIBOR plus 2.96% and is due in full upon maturity in 2014. The ATK Loan is secured by substantially all land, factories and equipment located at our ATK facilities. The proceeds from the term loan will be used to fund future capital expenditures.

Our secured bank debt agreements and the indentures governing our outstanding notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of June 30, 2011.

13.	Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Components of net periodic pension cost:
Service cost	$1,642	$1,454	$3,270	$2,904
Interest cost	921	928	1,830	1,842
Expected return on plan assets	(887)	(581)	(1,762)	(1,153)
Amortization of transitional obligation	2	3	3	6
Amortization of prior service cost	78	70	156	140
Recognized actuarial loss (gain)	23	6	45	13

Total net periodic pension cost	$1,779	$1,880	$3,542	$3,752

For the three and six months ended June 30, 2011, we contributed $0.1 million and $0.2 to the pension plans, respectively. We expect to contribute approximately $3.3 million during the remainder of 2011.

For the three and six months ended June 30, 2010, we contributed $7.4 million and $7.5 million to the pension plans, respectively.

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

The provision recorded for severance benefits for the three months ended June 30, 2011 and 2010 was $7.8 million and $6.3 million, respectively. The provision recorded for severance benefits for the six months ended June 30, 2011 and 2010 was $13.5 and $10.5 million, respectively. The balance recorded in non-current pension and severance obligations for accrued severance at our Korean subsidiary was $96.3 million and $82.5 million at June 30, 2011 and December 31, 2010, respectively. Total pension and severance obligations at June 30, 2011 and December 31, 2010, were $103.3 million and $88.6 million, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring basis

Our financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash and cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds and restricted cash are valued using quoted market prices in active markets for identical assets as summarized in the following table as of June 30, 2011:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$261,730	$—	$—	$261,730
Restricted cash	19,715	—		$19,715

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Such measurements are generally obtained from third party

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

appraisal reports. Impairment losses on property, plant and equipment included in cost of sales for the three months ended June 30, 2011 and 2010, were $0.1 million and $0.7 million, respectively. Impairment losses on property, plant and equipment included in cost of sales for the six months ended June 30, 2011 and 2010, were $1.1 million and $1.3 million, respectively.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)

Carrying value of debt	$1,323,353	$1,364,300

Fair value of debt	$1,639,911	$1,806,231

The estimated fair value of the debt is based primarily on quoted market prices reported on the respective balance sheet dates for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality and risk profile.

15.	Commitments and Contingencies

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of June 30, 2011, we have $0.4 million of standby letters of credit outstanding and have an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact to us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future. Attorney fees related to legal matters are expensed as incurred. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described below, except where noted otherwise, based on our belief that liabilities, while possible, are not probable. Further, except where noted otherwise, any possible range of loss cannot be reasonably estimated at this time.

Arbitration Proceedings with Tessera, Inc.

On March 2, 2006, Tessera, Inc. filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”), captioned Tessera, Inc. v. Amkor Technology, Inc. The subject

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Following Tessera’s favorable decision in the U.S International Trade Commission in May 2009 against some of our customers, Tessera began making repeated statements to customers and others claiming that we were in breach of the royalty provisions of the License Agreement. We informed Tessera that we believed we were in full compliance with the License Agreement and of our intent to continue making the royalty payments when due in accordance with the terms of the License Agreement.

On August 7, 2009, we filed a request for arbitration in the ICC against Tessera, captioned Amkor Technology, Inc. v. Tessera, Inc. (the “Arbitration”). We instituted this action in order to obtain declaratory relief confirming that we are a licensee in good standing under our 1996 License Agreement with Tessera and that the License Agreement remains in effect. We are also seeking damages and injunctive relief regarding Tessera’s tortious interference with our contractual relations and prospective economic advantage, including Tessera’s false and misleading statements questioning our status as a licensee under the License Agreement.

On November 2, 2009, Tessera filed an answer to our request for arbitration and counterclaims in the ICC. In the answer and counterclaims, Tessera denied Amkor’s claims. Tessera also alleged breach of contract, seeking termination of the License Agreement and asserting that Amkor owes Tessera additional royalties under the License Agreement, including royalties for use of thirteen U.S. and six foreign patents that Tessera did not assert in the previous arbitration. Tessera has since dropped its claims on five of those patents. Tessera also alleged that Amkor tortiously interfered with Tessera’s prospective business relationships and seeks damages. On February 17, 2011, Tessera sent Amkor a notice of termination of the License Agreement.

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

The first hearing regarding the issues from the previous arbitration was held in December 2010 and in July 2011, the Panel issued its decision in the first phase of the Arbitration. The Panel found that we do not owe any of the approximately $18 million of additional royalties claimed by Tessera for packages assembled by us for customers who had been involved in proceedings with Tessera before the U.S. International Trade Commission. The Panel also did not grant Tessera’s request to terminate the License Agreement in the first phase of the arbitration and deferred making any determination regarding termination until the full Arbitration is completed.

Our request for a declaration confirming that we are in compliance with the License Agreement and that our royalty calculations from the previous arbitration were correct was denied. The Panel found that we had materially breached the License Agreement by not paying the full amount of royalties due and by failing to satisfy the audit provisions of the License Agreement. The amount of royalties claimed by Tessera that remain unpaid is approximately $700,000, and we estimate that the amount owed, after applying offsets, is approximately $125,000.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The hearing on Tessera’s assertion of infringement on additional patents (now ten U.S. and four foreign patents) and the payment of additional royalties under the License Agreement relating to the additional asserted patents is currently scheduled for August 2011. Tessera initially claimed that the amount in dispute in the Arbitration was approximately $100 million and is now claiming more than $400 million of royalties under the License Agreement for the additional patents. We believe this amount is speculative and strongly dispute these claims. However, the outcome of this matter is uncertain and an adverse decision could have a material adverse effect on our results of operations, cash flows and financial condition.

In connection with the Arbitration, we deposited $17.0 million in an escrow account, which is classified as restricted cash in current assets at June 30, 2011. This amount represented our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owed on packages assembled by us for one of our customers involved in proceedings with Tessera before the U.S. ITC related to the patents at issue in the prior arbitration. As a result of the Panel’s decision in the first phase of the Arbitration, we expect that the funds held in escrow will be returned to us.

In May 2011, Tessera filed a new Request for Arbitration against Amkor seeking undisclosed damages and a declaration that the License Agreement has been terminated. Amkor disputes that Tessera has a right to terminate the License Agreement or that the License Agreement has been terminated. We believe that Tessera’s claims in this new arbitration are without merit.

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

On November 18, 2003, we also filed a complaint in the U.S. District Court for the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, compensatory damages and treble damages due to willful infringement plus interest, costs and attorney’s fees. This District Court action has been stayed pending resolution of the ITC case.

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

We have two reportable segments, packaging and test. Packaging and test are integral steps in the process of manufacturing semiconductor devices, and our customers will engage with us for both packaging and test services, or just packaging or test services.

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended June 30, 2011
Net sales	$612,363	75,210	60	$687,633
Gross profit	$109,379	20,663	(225)	$129,817
Three Months Ended June 30, 2010
Net sales	$677,937	71,128	100	$749,165
Gross profit	$159,932	19,281	(14)	$179,199
Six Months Ended June 30, 2011
Net sales	$1,210,169	142,342	72	$1,352,583
Gross profit	$220,685	36,149	(331)	$256,503
Six Months Ended June 30, 2010
Net sales	$1,258,524	136,191	188	$1,394,903
Gross profit	$282,041	34,503	(389)	$316,155
Gross Property, Plant and Equipment
June 30, 2011	$3,122,741	816,536	147,442	$4,086,719
December 31, 2010	$3,018,216	800,125	143,221	$3,961,562

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these activities. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” for the six months ended June 30, 2010, consists of asset impairments.

	Employee	Contractual	Asset
	Separation Costs	Obligations	Impairments	Total
	(In thousands)

Accrual at December 31, 2010	$670	$—	$—	$670
Charges	23	—	—	23
Cash Payments	(589)	—	—	(589)

Accrual at June 30, 2011	$104	$—	$—	$104

	Employee	Contractual	Asset
	Separation Costs	Obligations	Impairments	Total
	(In thousands)

Accrual at December 31, 2009	$3,938	$2,813	$—	$6,751
Charges	2,045	41	282	2,368
Cash Payments	(893)	(2,854)	—	(3,747)
Non-cash Amounts	—	—	(282)	(282)

Accrual at June 30, 2010	$5,090	$—	$—	$5,090

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to and utilized in other factories. In June 2011, we sold the facility in Singapore for $13.3 million in cash, net of goods and services tax, and recorded a gain of less than $0.1 million, with no net tax effect.

The liability for one-time involuntary termination benefits for employees that provided service beyond a minimum retention period was recognized over the service period. During the three and six months ended June 30, 2011, charges for termination benefits were not significant. During the three months ended June 30, 2010, we recorded charges for termination benefits of $1.1 million, of which $0.8 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. During the six months ended June 30, 2010, we recorded charges for termination benefits of $2.0 million, of which $1.4 million and $0.6 million were recorded in cost of sales and selling, general and administrative expenses, respectively.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. In January 2010, we made a final payment related to the early termination of our lease of one of our facilities that was vacated and relief from our existing $1.1 million asset retirement obligation related to the leased property. Asset impairments of $0.3 million during the six months ended June 30, 2010, relate to non-transferable machinery and equipment.

All amounts accrued at June 30, 2011, are classified in current liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to defined benefit pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system and (15) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2011 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

Our packages are designed based on application and chip specific requirements including the type of interconnection technology employed, size, thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services.

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

On March 11, 2011, operations at our facility in Kitakami, Japan, were interrupted by the Tohoku earthquake near Sendai and the aftershocks that followed. Although the facility suffered some minor damage to buildings and equipment, as well as a complete shutdown of power and utilities, the facility recovered quickly and was substantially operational for the three months ended June 30, 2011.

Japan is a major supplier of semiconductors, silicon wafers, specialty chemicals, substrates, equipment and other supplies to the electronics industry. We have been able to partially mitigate the impact of the earthquake by working closely with our customers and suppliers to understand the situation, identify the potential exposure and mitigate the risk, where possible. We believe our results for the three months ended June 30, 2011, were impacted to some extent by substrate and semiconductor wafer shortages.

Our net sales for the three months ended June 30, 2011, were $687.6 million compared to $749.2 million for the three months ended June 30, 2010. The decrease was driven primarily by weakness in demand for our ball grid array packaging solutions, primarily in consumer electronics and networking, as well as the supply chain situation in Japan.

Gross margin of 18.9% for the three months ended June 30, 2011, was down from 23.9% for the three months ended June 30, 2010. Gross margin in the three months ended June 30, 2011, decreased from the prior year period due to lower utilization of our packaging assets and the negative impact of foreign currency exchange rate movements. Also affecting gross margin in the three months ended June 30, 2011, were higher other manufacturing costs and the increased cost of gold used in many of our wirebond packages.

Our net income for the three months ended June 30, 2011, was $14.5 million, or $0.07 per diluted share, compared to net income of $59.1 million, or $0.23 per diluted share, for the three months ended June 30, 2010. The decrease is primarily attributable to the decrease in gross profit, an increase in income tax expense and unfavorable foreign currency exchange rate movements during the three months ended June 30, 2011. Partially offsetting these increased expenses was a decline in interest expense and selling, general and administrative costs. Net income for the three months ended June 30, 2011, includes a $15.5 million loss on the extinguishment of debt, or $0.05 per diluted share. Net income for the three months ended June 30, 2010, includes a $17.8 million loss on the refinancing of debt, or $0.06 per diluted share.

Our capital additions totaled $97.0 million for the three months ended June 30, 2011, compared to $158.1 million for the three months ended June 30, 2010. Our spending was focused primarily on new capacity for flip chip assembly and test services in support of communications and improvements to our manufacturing facilities. We expect our capital additions for the full year 2011 will be approximately $425 million.

Cash provided by operating activities was $233.9 million for the six months ended June 30, 2011, as compared to cash provided by operating activities of $190.5 million for the six months ended June 30, 2010. We experienced positive free cash flow of $9.3 million for the six months ended June 30, 2011, which decreased $38.3 million from the prior year comparable period. The decrease in free cash flow was primarily due to increased purchases of property, plant and equipment which were partially offset by increased collections on accounts receivable. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first six months of 2011.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At June 30, 2011, our cash and cash equivalents totaled approximately $475.5 million with an aggregate of $37.2 million of debt due through the end of 2011. In May 2011, we issued $400.0 million of our 6.625% Senior Notes due 2021. We used the majority of the proceeds of that note issuance to refinance the $42.6 million principal balance outstanding of our 2.5% convertible senior subordinated notes due May 2011 and redeem in full the $264.3 million outstanding principal amount of our 9.25% Senior Notes due 2016.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	18.9%	23.9%	19.0%	22.7%
Depreciation and amortization	12.1%	10.5%	12.3%	11.1%
Operating income	8.1%	13.4%	7.8%	12.2%
Income before income taxes	2.6%	7.7%	3.5%	7.3%
Net income attributable to Amkor	2.1%	7.9%	2.9%	7.4%

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Net sales	$687,633	$749,165	$(61,532)	(8.2)%	$1,352,583	$1,394,903	$(42,320)	(3.0)%
Packaging net sales	612,363	677,937	(65,574)	(9.7)%	1,210,169	1,258,524	(48,355)	(3.8)%
Test net sales	75,210	71,128	4,082	5.7%	142,342	136,191	6,151	4.5%

Net Sales.  Net sales in the three and six months ended June 30, 2011, decreased compared to the three and six months ended June 30, 2010. Ball grid array packaging solutions decreased as demand for consumer electronics and networking applications decreased. Leadframe packaging solutions decreased primarily due to weakness in demand and inventory adjustments for consumer applications. Chip scale packaging (“CSP”) solutions decreased in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due to weakness in demand for our packaging solutions supporting memory products. The decrease was partially offset by growth in flip chip CSP, flip chip stacked CSP and fine pitch copper pillar flip chip packaging solutions supporting wireless products, such as smart phones. Chip scale packaging increased in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to growth in the chip scale packaging solutions noted above. The growth is primarily the result of strength in demand experienced in the three months ended March 31, 2011. Net sales were also negatively impacted by the supply chain situation in Japan in both the three and six months ended June 30, 2011.

Packaging Net Sales.  Packaging net sales in the three months ended June 30, 2011, decreased compared to the three months ended June 30, 2010. The decrease in the three months ended June 30, 2011, is primarily due to weakness in demand for our ball grid array and chip scale packaging solutions and the supply chain situation in Japan. Packaging unit volume decreased 0.5 billion units to 2.2 billion units during the three months ended June 30, 2011, compared to 2.7 billion units during the three months ended June 30, 2010, primarily due to a decrease in unit demand for our leadframe packaging solutions, as well as inventory adjustments for consumer applications.

Packaging net sales in the six months ended June 30, 2011, decreased compared to the six months ended June 30, 2010. The decrease in the six months ended June 30, 2011, is primarily due to a decrease in demand for our ball grid array, leadframe packaging solutions and the supply chain situation in Japan, partially offset by growth in our chip scale packaging solutions. Packaging unit volume decreased 0.9 billion units to 4.3 billion units for the six months ended June 30, 2011, compared to 5.2 billion units in the six months ended June 30, 2010, primarily due to a decrease in unit demand for our leadframe packaging solutions, as well as inventory adjustments for consumer applications.

Test Net Sales.  Test net sales in the three and six months ended June 30, 2011, increased compared to the three and six months ended June 30, 2010. The increase is primarily attributable to increased demand for smart phones.

Cost of Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Cost of sales	$557,816	$569,966	$(12,150)	(2.1)%	$1,096,080	$1,078,748	$17,332	1.6%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 42.8% for the three and six months ended June 30, 2011 from 42.4% and 42.2% for the three and six months ended June 30, 2010, respectively. The increase as a percentage of sales is primarily due to the increased cost of gold used in many of our wirebond packages. Material costs in absolute dollars decreased in the three and six months ended June 30, 2011, primarily due to weakness in some of our packaging solutions as discussed above.

Labor costs as a percentage of net sales increased to 14.9% and 14.5% for the three and six months ended June 30, 2011, respectively, from 12.7% and 12.9% for the three and six months ended June 30, 2010, respectively. Labor costs as a percentage of sales were negatively impacted by lower utilization of our manufacturing assets and foreign currency exchange rate movements in the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, as substantially all of our manufacturing operations’ workforce is paid in local currencies. Additionally, labor costs in absolute dollars increased due to unfavorable foreign currency exchange rate movements and salary increases, partially offset by cost savings from the closure of our Singapore manufacturing operations.

Other manufacturing costs as a percentage of net sales increased to 23.4% and 23.7% for the three and six months ended June 30, 2011, respectively, from 21.0% and 22.2% for the three and six months ended June 30, 2010, respectively. Other manufacturing costs as a percentage of sales were negatively impacted by foreign currency exchange rate movements, lower utilization of our manufacturing assets and increased depreciation as a result of our continued investments in property, plant and equipment. Other manufacturing costs in absolute dollars also increased in the three and six months ended June 30, 2011, due to increased depreciation as a result of our continued investments in property, plant and equipment.

Gross Profit

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Gross profit	$129,817	$179,199	$(49,382)		$256,503	$316,155	$(59,652)
Gross margin	18.9%	23.9%	(5.0	) %	19.0%	22.7%	(3.7	) %

Gross profit and gross margin for the three and six months ended June 30, 2011, decreased compared to the three and six months ended June 30, 2010. The decline in gross profit was primarily due to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets, including assets supporting our ball grid array and chip scale packaging solutions for the three months ended June 30, 2011 and assets supporting our ball grid array and leadframe packaging solutions for the six months ended June 30, 2011. Gross margin was also negatively impacted by unfavorable foreign currency exchange rate movements, increased depreciation expense as a result of our continued investment in property, plant and equipment and the increased cost of gold used in many of our wirebond packages.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)

Packaging gross profit	$109,379	$159,932	$(50,553)	$220,685	$282,041	$(61,356)
Packaging gross margin	17.9%	23.6%	(5.7)%	18.2%	22.4%	(4.2)%

Packaging Gross Profit.  Gross profit and gross margin for packaging sales for the three and six months ended June 30, 2011, decreased compared to the three and six months ended June 30, 2010. The decrease in gross profit and margin was primarily attributable to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets, negative foreign currency exchange rate movements, increased depreciation expense resulting from our continued investment in property, plant and equipment and the increased cost of gold used in many of our wirebond packages.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)

Test gross profit	$20,663	$19,281	$1,382	$36,149	$34,503	$1,646
Test gross margin	27.5%	27.1%	0.4%	25.4%	25.3%	0.1%

Test Gross Profit.  Gross profit and gross margin for test sales for the three and six months ended June 30, 2011, remained consistent with the three and six months ended June 30, 2010.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Selling, general and administrative	$61,284	$66,356	$(5,072)	(7.6)%	$125,842	$122,652	$3,190	2.6%

Selling, general and administrative expenses for the three months ended June 30, 2011, decreased compared to the three months ended June 30, 2010. The decrease was primarily driven by reduced contracted services, primarily associated with the implementation of our global ERP information system in the three months ended June 30, 2010 and reduced employee compensation and benefit costs as a result of decreased bonus attainment levels. The decrease was partially offset by increased professional fees.

Selling, general and administrative expenses for the six months ended June 30, 2011, increased compared to the six months ended June 30, 2010. The increase was primarily driven by increased employee compensation and benefit costs and professional fees. The increase was partially offset by reduced contracted services primarily associated with the implementation of our global ERP information system in the six months ended June 30, 2010 and reduced employee compensation and benefit costs as a result of decreased bonus attainment levels.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Research and development	$12,559	$12,095	$464	3.8%	$24,688	$23,768	$920	3.9%

Research and development activities are currently focused on developing new package interconnect solutions and test services. In addition, research and development is focused on improving the efficiency and capabilities of our existing production processes. Our key areas for research and development initiatives include 3D packaging, advanced flip chip packaging, advanced micro-electromechanical system packaging and testing, fine pitch copper pillar bumping and packaging, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level processing and wafer level fan out technology and manufacturing cost reduction initiatives. Research and development expenses for the three and six months ended June 30, 2011, remained consistent with the three and six months ended June 30, 2010, both in dollars and as a percentage of net sales.

Other Expense, Net

	For the Three Months Ended				For the Six Months Ended
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Interest expense, net	$21,886	$27,376	$(5,490)	(20.1)%	$42,668	$52,824	$(10,156)	(19.2)%
Loss on debt retirement, net	15,531	17,807	(2,276)	(12.8)%	15,531	17,807	(2,276)	(12.8)%
Foreign currency loss (gain)	2,932	(421)	3,353	796.4%	4,663	554	4,109	741.7%
Other income, net	(2,414)	(1,757)	(657)	37.4%	(4,076)	(3,099)	(977)	31.5%

Other expense, net	$37,935	$43,005	$(5,070)	(11.8)%	$58,786	$68,086	$(9,300)	(13.7)%

Other expense, net for the three and six months ended June 30, 2011, decreased compared to the three and six months ended June 30, 2010. This decrease was driven primarily by a reduction in interest expense and debt retirement costs, partially offset by an increase in foreign currency loss. The reduction in interest expense, of $5.5 million and $10.2 million during the three and six months ended June 30, 2011, respectively, was primarily due to debt refinanced with lower interest rate instruments during the three months ended June 30, 2010 and the conversion in January 2011 of our 6.25% Convertible Notes due 2013. We recorded $15.5 million of debt retirement costs related to the debt transactions described above during the three and six months ended June 30, 2011. We recorded $17.8 million of debt retirement costs related to the redemption of the full $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 and the $358.3 million principal amount of our 7.75% Senior Notes due 2013 during the three and six months ended June 30, 2010. Partially offsetting the decrease is a $3.4 million and $4.1 million increase in foreign currency loss in the three and six months ended June 30, 2011, respectively, from the remeasurement of certain subsidiaries’ balance sheet items.

Income Tax Expense (Benefit)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)

Income tax expense (benefit)	$3,594	$(1,200)	$4,794	399.5%	$6,976	$(1,367)	$8,343	610.3%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three and six months ended June 30, 2011, is attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes, deferred taxes on undistributed earnings from our investment in J-Devices and state income taxes. The tax benefit for the three and six months ended June 30, 2010, is attributable to tax expense in certain foreign jurisdictions, foreign withholding taxes, and minimum taxes offset by the release of a valuation allowance of $5.3 million on the net deferred tax assets of a Taiwanese subsidiary.

During 2011, our subsidiaries in China, Korea, the Philippines and Taiwan operated under tax holidays which will expire in whole or in part at various dates through 2015. We expect our effective tax rate to increase as the tax holidays expire so that the income earned in these jurisdictions will be subject to higher statutory income tax rates.

At June 30, 2011, we had U.S. net operating loss carryforwards totaling $395.6 million which expire at various times through 2031. Additionally, at June 30, 2011, we had $73.2 million of non-U.S. net operating loss carryforwards, the vast majority of which will expire at various times through 2018. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facility, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of June 30, 2011, we had cash and cash equivalents of $475.5 million and availability of $99.6 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

We sponsor an accrued severance plan for our Korean subsidiary, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan; however, if we retain our existing severance plan, we will be required to pay increased taxes. If we decide to adopt a new plan, we would be required to significantly fund the existing liability. Our Korean severance liability was $103.3 million as of June 30, 2011.

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices. Our investment includes our 30% equity interest and call options to acquire additional equity interests. The call options, at our discretion, permit us to subscribe to new or existing J-Devices’ shares until our maximum ownership ratio is 60%, 66% and 80% beginning in 2012, 2014 and 2015, respectively. In 2014 and beyond, Toshiba has at its discretion, a put option which allows Toshiba to sell shares to us if we have exercised any of our call options. The exercise price for all options is determined using a contractual pricing formula based primarily upon the financial position of J-Devices at the time of exercise and would require funding if we exercised our option.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We have debt of $1,323.4 million outstanding at June 30, 2011, of which $99.3 million is current. This includes $250.0 million of our 6.0% Convertible Notes due 2014, which we expect will be converted into equity rather than being paid at maturity. At June 30, 2011, we have an aggregate of $37.2 million of debt coming due through the end of 2011, and $102.3 million of debt due in 2012.

In January 2011, all $100.0 million of our 6.25% Convertible Notes due 2013 were converted into an aggregate of 13,351,131 shares of our common stock.

In March 2011, we amended the principal repayment schedule of our term loan in Taiwan. As a result, semiannual principal payments of 150 million Taiwan dollars (approximately $5.2 million) will begin in April 2012 and the remaining 600 million Taiwan dollars (approximately $20.7 million) will be due on the final maturity date.

In May 2011, we issued $400.0 million of 6.625% Senior Notes due 2021 (the “2021 Notes). We used the net proceeds from the issuance of the 2021 Notes to fund the tender offer and call for redemption of the entire

$264.3 million aggregate principal amount of our outstanding 9.25% Senior Notes due 2016, to refinance our 2.50% Convertible Senior Subordinated Notes due May 2011, to pay related fees, expenses and accrued interest and for general corporate purposes.

In June 2011, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a KRW 50.0 billion (approximately $46 million at inception) revolving credit facility with a Korean Bank with a term of 12 months. There have been no borrowings under this revolving credit facility as of June 30, 2011.

In July 2011, ATK entered into a $50.0 million three-year secured term loan with a Korean bank and drew $7.4 million, with the remainder to be drawn throughout the three-year term. The proceeds from the term loan will be used to fund future capital expenditures.

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

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. We have never paid a dividend to our stockholders and we do not have any current plans to do so.

We were in compliance with all debt covenants at June 30, 2011 and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the six months ended June 30, 2011, were $202.0 million. Our spending was focused primarily on new capacity for flip chip assembly and test services in support of communications and improvements to our manufacturing facilities. We expect that our capital additions for the full year 2011 will be approximately $425 million. This includes approximately $25 million for research and development initiatives including next generation interconnect technologies such as wafer-level fan out and Through Silicon Via. Ultimately, the amount of our 2011 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to property, plant and equipment purchases reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Six
	Months Ended
	June 30,
	2011	2010
	(In thousands)

Property, plant and equipment additions	$201,981	$230,825
Net change in related accounts payable and deposits	22,648	(87,897)

Purchases of property, plant and equipment	$224,629	$142,928

Cash Flows

Cash provided by operating activities was $233.9 million for the six months ended June 30, 2011, compared to cash provided by operating activities of $190.5 million for the six months ended June 30, 2010. We experienced positive free cash flow of $9.3 million for the six months ended June 30, 2011, which decreased $38.3 million from the prior year comparable period primarily due to increased purchases of property, plant and equipment which were partially offset by increased collections on accounts receivable.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2010, were as follows:

	For the Six
	Months Ended
	June 30,
	2011	2010
	(In thousands)

Operating activities	$233,897	$190,508
Investing activities	(208,009)	(143,881)
Financing activities	44,595	(4,236)

Operating activities:  Our cash flow from operating activities for the six months ended June 30, 2011, increased by $43.4 million compared to the six months ended June 30, 2010. Operating income for the six months ended June 30, 2011, adjusted for depreciation and amortization, other operating activities and non-cash items, decreased $43.4 million. The decrease is primarily attributable to decreased gross profit. This decrease was partially offset by net interest expense savings of $10.2 million in the six months ended June 30, 2011, as a result of debt refinanced with lower interest rate instruments during the three months ended June 30, 2010 and 2011 and the conversion of the December 2013 Notes in January 2011.

Changes in assets and liabilities increased operating cash flow for the six months ended June 30, 2011, compared to a decrease in the six months ended June 30, 2010. Accounts receivable has decreased in the six months ended June 30, 2011, compared to an increase in the comparable period in 2010, reflecting improved collection of receivables. The increase in operating cash flow for the six months ended June 30, 2011, was partially offset by decreases in accounts payable and accrued expenses.

Investing activities:  Our cash flows used in investing activities for the six months ended June 30, 2011, increased by $64.1 million. This increase was primarily due to an $81.7 million increase in purchases of property, plant and equipment. Our capital additions were focused primarily on new capacity for flip chip assembly and test services in support of communications and improvements to our manufacturing facilities.

Financing activities:  Our cash flows provided by financing activities for the six months ended June 30, 2011, increased by $48.8 million. The net cash provided by financing activities for the six months ended June 30, 2011, was primarily driven by the issuance of our $400.0 million of 6.625% Senior Notes due 2021 offset by $354.7 million of repayments, made up of $264.3 million of principal, and $7.8 million in tender premiums, on the 9.25% Senior Notes due 2016, $42.6 million for our 2.50% Convertible Senior Subordinated Notes due May 2011, $31.4 million on our Korean term loans and $7.7 million of other foreign amortizing debt. We also incurred $5.9 million in debt issuance costs associated with the issuance of the 2021 Notes.

Our net cash used in financing activities for the six months ended June 30, 2010, was $4.2 million which was primarily driven by the refinancing of existing debt with new debt, including term loans at our Japanese, Korean and Taiwanese subsidiaries and the issuance of our 7.375% Senior Notes due 2018 (the “2018 Notes”). We also incurred $7.6 million in debt issuance costs in the six months ended June 30, 2010, primarily associated with the issuance of the 2018 Notes.

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

	For the Six
	Months Ended
	June 30,
	2011	2010
	(In thousands)

Net cash provided by operating activities	$233,897	$190,508
Purchases of property, plant and equipment	(224,629)	(142,928)

Free cash flow	$9,268	$47,580

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
		2011 -
	Total	Remaining	2012	2013	2014	2015	Thereafter
	(In thousands)

Total debt(1)	$1,323,353	$37,237	$102,349	$136,227	$281,799	$20,741	$745,000
Scheduled interest payment obligations(2)	498,210	39,156	75,761	71,059	57,254	52,070	202,910
Purchase obligations(3)	103,330	103,330	—	—	—	—	—
Operating lease obligations	32,727	4,420	6,708	6,460	6,359	5,016	3,764
Severance obligations(4)	103,326	3,579	6,895	6,433	5,987	5,575	74,857

Total contractual obligations	$2,060,946	$187,722	$191,713	$220,179	$351,399	$83,402	$1,026,531

(1)	Total debt decreased less than $0.1 million from December 31, 2010. In January 2011, the entire $100.0 million aggregate principal amount of the December 2013 Notes was converted into our common stock. In May 2011, we issued $400 million of our 6.625% Senior Notes due 2021 and refinanced the $42.6 million principal balance outstanding of our 2.5% convertible senior subordinated notes due May 2011. In June 2011, we repaid $264.3 million principal amount of our 9.25% Senior Notes due 2016. Also in June 2011, we repaid $39.0 million of annual amortizing debt.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2011, for variable rate debt.

(3)	Represents capital-related purchase obligations outstanding at June 30, 2011, for capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2011, include:

•	$22.6 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $3.3 million to the defined benefit pension plans during the remainder of 2011.

•	$6.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three months ended June 30, 2011, there have been no significant changes in our critical accounting policies as reported in our 2010 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We did not enter into any derivative transactions in the six months ended June 30, 2011, and have no outstanding contracts as of June 30, 2011.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2011, our income before income taxes would have been approximately $20 million lower. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 57% of the net monetary exposure.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2011, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the six months ended June 30, 2011, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with increased operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the six months ended June 30, 2011, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of June 30, 2011, our operating income would have been approximately $36.6 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the six months ended June 30, 2011 and 2010, was a net foreign translation gain of $0.5 million and $1.9 million, respectively, and was recognized as an adjustment to equity through other comprehensive loss.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of June 30, 2011, we had a total of $1,323.4 million of debt of which 75.2% was fixed rate debt and 24.8% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $100.0 million senior secured revolving credit facility, of which no amounts were drawn as of June 30, 2011. As of December 31, 2010, we had a total of $1,364.3 million of debt of which 73.4% was fixed rate debt and 26.6% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2011:

	2011 -
	Remaining	2012	2013	2014	2015	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$—	$—	$250,000	$—	$745,000	$995,000	$1,300,950
Average interest rate	—	—	—	6.0%	—	7.0%	6.7%
Variable rate debt (In thousands)	$37,237	$102,349	$136,227	$31,799	$20,741	$—	$328,353	$338,961
Average interest rate	3.4%	3.3%	4.0%	3.1%	2.3%	—	3.6%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. On July 1, 2011, we implemented several significant ERP modules at a subsidiary, including modules associated with financial reporting, inventory costing and invoicing. We believe the ERP modules implemented have maintained or enhanced our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods. We will complete our evaluation and testing of the internal control changes as of December 31, 2011.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets and consumer demand. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future. If we are unable to offset a decline in average selling prices, by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of June 30, 2011, our total debt balance was $1,323.4 million, of which $99.3 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the six months ended June 30, 2011, we had capital additions of $202.0 million and for the full year 2011, we currently expect to make capital additions of approximately $425 million.

In addition, we have a significant level of debt, with $1,323.4 million outstanding at June 30, 2011, $99.3 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $37.2 million due in 2011, $102.3 million due in 2012, $136.2 million due in 2013, $281.8 million due in 2014, $20.7 million due in 2015 and $745.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2010, we paid $96.6 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of June 30, 2011, we had cash and cash equivalents of $475.5 million and availability of $99.6 million under our $100.0 million senior secured revolving credit facility which matures in April 2015.

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

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under their credit commitments to us. For example, we currently have a $100.0 million senior secured revolving credit facility with three banks in the U.S. If any of these banks are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $103.3 million as of June 30, 2011. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their service based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. We have recently implemented several significant ERP modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. We are making a significant investment to implement a new ERP system to replace many of our existing systems. We face risks in connection with our current project to install a new ERP for our business. These risks include:

•	we may face delays in the design and implementation of the system;

•	the cost of the system may exceed our plans and expectations; and

•	disruptions resulting from the implementation of the system may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.

Our business could be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to continue to implement a new ERP system over a multi-year program on a company-wide basis.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 59.2%, 54.2% and 53.4% of our net sales in the six months ended

June 30, 2011, and the years ended December 31, 2010 and 2009, respectively. Two customers each accounted for greater than 10% of our sales during the six months ended June 30, 2011. No customer accounted for greater than 10% of our sales during the year ended December 31, 2010. A single customer accounted for more than 10% of our sales during the year ended December 31, 2009.

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

Impairment Charges — Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets including property, plant and equipment, intellectual property and other intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have had and could have a significant adverse impact on our results of operations and our operating flexibility under our debt covenants.

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc. and complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, both of which are described in more detail in Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters, Including the Recent Earthquake and Tsunami in Japan.

We have significant packaging and test and other operations in locations which are subject to natural disasters such as earthquakes, tsunamis, typhoons, floods and other severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have significant operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition and results of operations. For example, on March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Japan is a major supplier of semiconductors, silicon wafers, specialty chemicals, substrates, equipment and other supplies to the electronics industry, and the earthquake could have an impact on the overall supply chain for electronics. A number of our suppliers and customers are also located in Japan. Some of these suppliers and customers have been impacted by the events in Japan and continue to be affected by unreliable power, shipping constraints and issues with their respective suppliers. Additionally, many of our customers in Japan and in other parts of the world may be unable to obtain adequate supplies of components as a result of the events in Japan, which could reduce the demand for our packaging and test services. As a result, our business, financial condition and results of operations could be adversely affected by the events in Japan or future natural disasters of a similar nature.

Fire, Flood or Other Calamity — With Our Operations Conducted in a Limited Number of Facilities, a Fire, Flood or Other Calamity at one of Our Facilities Could Adversely Affect Us.

We conduct our packaging and test operations at a limited number of facilities. Significant damage or other impediments to any of these facilities, whether as a result of fire, flood, weather, the outbreak of infectious diseases (such as SARs or flu), civil strife, industrial strikes, breakdowns of equipment, difficulties or delays in obtaining materials and equipment, natural disasters, terrorist incidents, industrial accidents or other causes could temporarily disrupt or even shut down our operations, which would have a material adverse effect on our business, financial condition and results of operations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and may not have sufficient capacity to service customer demands in our other facilities. For example, our operations in Asia are vulnerable to regional typhoons that can bring with them destructive winds and torrential rains, which could in turn cause plant closures and transportation interruptions. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. While we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses.

Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.

As of June 30, 2011, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 87,899,000 shares, or approximately 44%, of our outstanding common stock. Approximately 13,351,000 of these shares (the “2013 Convert Shares”) were acquired upon the conversion in January 2011 of all $100.0 million of our 6.25% Convertible Subordinated Notes due 2013. The Kim family also has options to acquire approximately 923,000 shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately

49,595,000 shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138,417,000 shares, or approximately 56%, of our outstanding common stock.

The 2013 Convert Shares and the 2014 Convert Shares are each subject to separate voting agreements that require the Kim family to vote these respective shares in a “neutral manner” on all matters submitted to Amkor stockholders for a vote, so that such 2013 Convert Shares and 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2013 Convert Shares or 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of Amkor common stock. The voting agreement for the 2013 Convert Shares terminates upon the earliest of (i) December 1, 2013, (ii) at such time as no principal amount of the 2013 Notes or any 2013 Convert Shares remain outstanding, (iii) a change of control transaction (as defined in the voting agreement) or (iv) the mutual agreement of the Kim family and Amkor. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially own any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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
Joanne Solomon
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer)

Date: August 4, 2011

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

4.1		Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 20, 2011).
4.2		Form of Note for Amkor Technology, Inc.’s 6.625% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 20, 2011).
4.3		Registration Rights Agreement, dated May 20, 2011, by and among Amkor Technology, Inc. and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 20, 2011).
10.1		Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 20, 2011).
10.2		Severance Agreement and Release, dated May 23, 2011, by and between James Fusaro and Amkor Technology, Inc.
31.1		Certification of Kenneth T. Joyce, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Joanne Solomon, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.