Form 10-Q
period 2011-09-30
AMKOR TECHNOLOGY INC
filed 2011-11-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 28, 2011 was 181,153,701.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net sales	$740,007	$793,971	$2,092,590	$2,188,874
Cost of sales	617,768	605,713	1,713,848	1,684,461
Gross profit	122,239	188,258	378,742	504,413
Operating expenses:
Selling, general and administrative	65,011	57,735	190,853	180,387
Research and development	13,233	12,669	37,921	36,437
Total operating expenses	78,244	70,404	228,774	216,824
Operating income	43,995	117,854	149,968	287,589
Other expense (income):
Interest expense	17,594	19,614	55,992	66,393
Interest expense, related party	3,492	3,812	8,902	11,437
Interest income	(648)	(695)	(1,788)	(2,275)
Foreign currency (gain) loss	(3,005)	8,456	1,658	9,010
Loss on debt retirement, net	—	235	15,531	18,042
Equity in earnings of unconsolidated affiliate	(3,034)	(2,174)	(6,641)	(4,883)
Other income, net	(226)	(85)	(695)	(475)
Total other expense, net	14,173	29,163	72,959	97,249
Income before income taxes	29,822	88,691	77,009	190,340
Income tax expense	2,499	10,321	9,475	8,954
Net income	27,323	78,370	67,534	181,386
Net loss (income) attributable to noncontrolling interests	44	(350)	(576)	(19)
Net income attributable to Amkor	$27,367	$78,020	$66,958	$181,367
Net income attributable to Amkor per common share:
Basic	$0.14	$0.42	$0.34	$0.99
Diluted	$0.11	$0.30	$0.28	$0.70
Shares used in computing per common share amounts:
Basic	195,364	183,340	195,510	183,280
Diluted	278,068	282,495	278,529	282,523

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$483,390	$404,998
Restricted cash	19,719	17,782
Accounts receivable:
Trade, net of allowances	351,636	392,327
Other	22,326	17,970
Inventories	224,046	191,072
Other current assets	35,332	37,918
Total current assets	1,136,449	1,062,067
Property, plant and equipment, net	1,614,786	1,537,226
Intangibles, net	9,725	13,524
Investments	36,883	28,215
Restricted cash	2,178	1,945
Other assets	89,366	93,845
Total assets	$2,889,387	$2,736,822
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$100,322	$150,081
Trade accounts payable	470,146	443,333
Accrued expenses	204,807	178,794
Total current liabilities	775,275	772,208
Long-term debt	1,000,638	964,219
Long-term debt, related party	225,000	250,000
Pension and severance obligations	118,492	103,543
Other non-current liabilities	6,454	10,171
Total liabilities	2,125,859	2,100,141
Commitments and contingencies (see Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued
Common stock, $0.001 par value, 500,000 shares authorized, 197,292 and 183,467 shares issued, and 186,256 and 183,420 shares outstanding, in 2011 and 2010, respectively	197	183
Additional paid-in capital	1,610,274	1,504,927
Accumulated deficit	(823,312)	(890,270)
Accumulated other comprehensive income	19,024	15,457
Treasury stock, at cost, 11,036 and 47 shares in 2011 and 2010, respectively	(49,899)	(284)
Total Amkor stockholders’ equity:	756,284	630,013
Noncontrolling interests in subsidiaries	7,244	6,668
Total equity	763,528	636,681
Total liabilities and equity	$2,889,387	$2,736,822
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$67,534	$181,386
Depreciation and amortization	249,543	237,225
Loss on debt retirement, net	10,557	10,562
Other operating activities and non-cash items	1,537	(707)
Changes in assets and liabilities	46,621	(61,504)
Net cash provided by operating activities	375,792	366,962
Cash flows from investing activities:
Purchases of property, plant and equipment	(324,349)	(276,672)
Proceeds from the sale of property, plant and equipment	15,333	2,399
Financing lease payment from unconsolidated affiliate	7,741	10,087
Other investing activities	(5,654)	(10,781)
Net cash used in investing activities	(306,929)	(274,967)
Cash flows from financing activities:
Borrowings under revolving credit facilities	26,567	18,261
Payments under revolving credit facilities	(21,567)	(49,253)
Proceeds from issuance of long-term debt	348,236	611,007
Proceeds from issuance of long-term debt, related party	75,000	—
Payments of long-term debt, net of certain redemption premiums and discounts	(373,655)	(643,793)
Payments for debt issuance costs	(5,875)	(7,737)
Payments for repurchase of common stock	(41,543)	—
Proceeds from the issuance of stock through share-based compensation plans	933	881
Payments of tax withholding for restricted shares	(793)	—
Net cash provided by (used in) financing activities	7,303	(70,634)
Effect of exchange rate fluctuations on cash and cash equivalents	2,226	731
Net increase in cash and cash equivalents	78,392	22,092
Cash and cash equivalents, beginning of period	404,998	395,406
Cash and cash equivalents, end of period	$483,390	$417,498
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$43,515	$56,813
Income taxes	$15,245	$4,971
Non cash investing and financing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes due December 2013	$100,000	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2010, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the SEC on February 24, 2011. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

Treasury Stock. Treasury stock is acquired by us when outstanding shares are repurchased or otherwise acquired by us, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain restricted share awards under our equity incentive plans. The repurchased shares and the withheld shares are accounted for as treasury stock at cost. See Notes 3 and 14 for more information.

2.    New Accounting Standards

Recently Adopted Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, to require additional disclosures related to activity within Level 3 of the fair value hierarchy. This ASU is effective for reporting periods beginning after December 15, 2010. Our adoption of ASU 2010-06 on January 1, 2011, did not have an impact on our financial statements.

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

3.    Share-Based Compensation Plans

All of our share-based compensation to employees is measured at fair value and expensed over the service period (generally the vesting period). The following table presents share-based compensation expense attributable to stock options and restricted shares. There is no deferred income tax benefit.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Stock options	$497	$591	$1,550	$1,850
Restricted shares	532	149	2,497	883
Total share-based compensation expense	$1,029	$740	$4,047	$2,733

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of sales	$7	$7	$13	$20
Selling, general and administrative	890	638	3,510	2,379
Research and development	132	95	524	334
Total share-based compensation expense	$1,029	$740	$4,047	$2,733

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2011:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	7,843	$10.26
Granted	120	6.46
Exercised	(187)	4.99
Forfeited or expired	(1,545)	11.63
Outstanding at September 30, 2011	6,231	$10.00	3.10	$109
Fully vested and expected to vest at September 30, 2011	6,195	$10.01	3.07	$109
Exercisable at September 30, 2011	5,678	$10.17	2.69	$109

There were no options granted during the three months ended September 30, 2011 and 2010. The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the nine months ended September 30, 2011 and 2010.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Expected life (in years)	6.2	6.0
Risk-free interest rate	2.4%	3.0%
Volatility	67%	71%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$4.06	$5.00

The intrinsic value of options exercised for the three and nine months ended September 30, 2011, was less than $0.1 million and $0.4 million, respectively. The intrinsic value of options exercised for the three and nine months ended September 30, 2010, was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2011 and 2010, cash received for stock option exercises was $0.9 million and $0.9 million, respectively. No tax benefits were realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $1.8 million as of September 30, 2011, which is expected to be recognized over a weighted-average period of 1.4 years beginning October 1, 2011. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Restricted Shares

The following table summarizes our restricted share activity for the nine months ended September 30, 2011:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2010	372	$5.96
Awards granted	809	7.70
Awards vested	(306)	6.81
Awards forfeited	(116)	7.18
Nonvested at September 30, 2011	759	$7.29

Awards vested include 150,000 shares granted to retirement eligible recipients whose restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. The fair value of these shares upon vesting during 2011 was $1.1 million.

The valuation of restricted shares is determined based on the fair market value of the underlying shares on the date of grant and amortized on a straight-line basis over the four-year vesting period. The unrecognized compensation cost, including a forfeiture estimate, was $3.9 million as of September 30, 2011, which is expected to be recognized over a weighted average period of approximately 2.7 years beginning October 1, 2011. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.    Income Taxes

Our income tax expense of $9.5 million for the nine months ended September 30, 2011, primarily reflects $4.7 million of expense related to income taxes at certain of our foreign operations, $1.6 million of foreign withholding taxes, $2.9 million of deferred taxes on undistributed earnings from our investment in J-Devices and $0.3 million of state income taxes. Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At September 30, 2011, we had U.S. net operating loss carryforwards totaling $393.7 million, which expire at various times through 2031. Additionally, at September 30, 2011, we had $78.5 million of non-U.S. net operating loss carryforwards, the majority of which will expire at various times through 2021.

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

Our gross unrecognized tax benefits decreased from $10.5 million at December 31, 2010, to $9.6 million as of September 30, 2011, primarily due to a $1.0 million settlement of an uncertain tax position offset by a $0.1 million increase in the reserve resulting from the evaluation of new information obtained during the nine months ended September 30, 2011. At September 30, 2011, substantially all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. We are seeking rulings from local taxing authorities to confirm the availability of unrecognized tax benefits related to revenue attribution and eligibility for certain tax incentives. The rulings are currently expected within the next twelve months, at which time our unrecognized tax benefits may be reduced by up to $7.9 million. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income attributable to Amkor	$27,367	$78,020	$66,958	$181,367
Income allocated to participating securities	(106)	(159)	(259)	(369)
Net income available to Amkor common stockholders	27,261	77,861	66,699	180,998
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	106		259
Interest on 2.5% convertible notes, due 2011, net of tax	—	329	—	988
Interest on 6.25% convertible notes, due 2013, net of tax	—	1,592	—	4,777
Interest on 6.0% convertible notes, due 2014, net of tax	4,026	4,026	12,077	12,077
Net income attributable to Amkor — diluted	$31,393	$83,808	$79,035	$198,840

Weighted average shares outstanding — basic	195,364	183,340	195,510	183,280
Effect of dilutive securities:
Stock options	46	161	213	276
Unvested restricted shares	—	66	148	39
2.5% convertible notes, due 2011	—	2,919	—	2,919
6.25% convertible notes, due 2013	—	13,351	—	13,351
6.0% convertible notes, due 2014	82,658	82,658	82,658	82,658
Weighted average shares outstanding — diluted	278,068	282,495	278,529	282,523
Net income attributable to Amkor per common share:
Basic	$0.14	$0.42	$0.34	$0.99
Diluted	0.11	0.30	0.28	0.70

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Stock options and restricted share awards	6,122	6,900	5,158	6,819
2.5% convertible notes, due 2011	—	—	1,459	—
6.25% convertible notes, due 2013	—	—	929	—
Total potentially dilutive shares	6,122	6,900	7,546	6,819

6.    Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2010	$630,013	$6,668	$636,681
Comprehensive income:
Net income	66,958	576	67,534
Other comprehensive income:
Pension liability adjustment, net of tax	(1,127)	—	(1,127)
Adjustments to unrealized components of defined benefit pension plan, net of tax	348	—	348
Cumulative translation adjustment	4,346	—	4,346
Total other comprehensive income	3,567	—	3,567
Comprehensive income	70,525	576	71,101
Treasury stock acquired through surrender of shares for tax withholding	(793)	—	(793)
Issuance of stock through employee share-based compensation plans	933	—	933
Share-based compensation expense	4,047	—	4,047
Repurchase of common stock	(48,938)	—	(48,938)
Conversion of debt to common stock	100,497	—	100,497
Equity at September 30, 2011	$756,284	$7,244	$763,528

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2009	$383,209	$6,492	$389,701
Comprehensive income:
Net income	181,367	19	181,386
Other comprehensive income:
Adjustments to unrealized components of defined benefit pension plan, net of tax	223	—	223
Cumulative translation adjustment	6,245	—	6,245
Total other comprehensive income	6,468	—	6,468
Comprehensive income	187,835	19	187,854
Treasury stock acquired through surrender of shares for tax withholding	(274)	—	(274)
Issuance of stock through employee share-based compensation plans	989	—	989
Share-based compensation expense	2,733	—	2,733
Equity at September 30, 2010	$574,492	$6,511	$581,003

7.    Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials and purchased components	$172,462	$145,043
Work-in-process	51,584	46,029
Total inventories	$224,046	$191,072

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	869,165	838,237
Machinery and equipment	2,964,363	2,749,445
Software and computer equipment	183,599	176,376
Furniture, fixtures and other equipment	20,635	20,611
Construction in progress	16,780	50,610
	4,180,825	3,961,562
Less accumulated depreciation and amortization	(2,566,039)	(2,424,336)
Total property, plant and equipment, net	$1,614,786	$1,537,226

The following table reconciles our activity related to property, plant and equipment additions as reflected on the Consolidated Balance Sheets to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Property, plant and equipment additions	$325,350	$402,354
Net change in related accounts payable and deposits	(1,001)	(125,682)
Purchases of property, plant and equipment	$324,349	$276,672

9.    Intangible Assets

Acquired intangibles as of September 30, 2011, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$35,581	$(31,680)	$3,901
Customer relationships	16,940	(11,116)	5,824
Total intangibles	$52,521	$(42,796)	$9,725

Acquired intangibles as of December 31, 2010, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$52,587	$(47,864)	$4,723
Customer relationships	16,940	(8,139)	8,801
Total intangibles	$69,527	$(56,003)	$13,524

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization of identifiable intangible assets for the three months ended September 30, 2011 and 2010 was $1.3 million and $1.8 million, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2011 and 2010 was $3.9 million and $4.2 million, respectively. Based on the amortizing assets recognized in our balance sheet at September 30, 2011, amortization for each of the next five years is estimated as follows:

(In thousands)
2011 Remaining	$1,165
2012	3,729
2013	3,479
2014	727
2015	346
Thereafter	279
Total amortization	$9,725

10.    Investments

Investments consist of the following:

	September 30, 2011		December 31, 2010
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$36,883	30.0%	$28,215	30.0%

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

Our investment includes our 30% equity interest and call options to acquire additional equity interests. The call options, at our discretion, permit us to acquire new or outstanding J-Devices' shares until our maximum ownership ratio is 60%, 66% and 80% beginning in 2012, 2014 and 2015, respectively. In 2014 and beyond, Toshiba has, at its discretion, a put option which allows Toshiba to sell shares to us if we have exercised any of our call options. The exercise price for all options is determined using a contractual pricing formula based primarily upon the financial position of J-Devices at the time of exercise.

Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices' net income or loss, which includes J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. For the three and nine months ended September 30, 2011, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $3.0 million and $6.6 million, respectively. For the three and nine months ended September 30, 2010, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $2.2 million and $4.9 million, respectively.

In addition, as a change in our investment in unconsolidated affiliate, we record equity method adjustments for the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment as well as other adjustments required by the equity method.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. In October 2011, J-Devices purchased approximately $4 million of this leased assembly and test equipment from our subsidiary. For the three and nine months ended September 30, 2011, we recognized $0.2 million and $0.6 million respectively, in interest income. For the three and nine months ended September 30, 2010, we recognized $0.2 million and $0.8 million, respectively, in interest income. Our lease receivables, net consist of the following:

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
Current (Other accounts receivable)	$13,293	$12,327
Non-current (Other assets)	14,088	22,795
Total lease receivable, net	$27,381	$35,122

11.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Payroll and benefits	$70,198	$69,903
Customer advances and deferred revenue	40,977	34,164
Accrued interest	28,933	12,332
Accrued severance plan obligations (Note 13)	6,886	6,131
Income taxes payable	5,591	10,422
Other accrued expenses	52,222	45,842
Total accrued expenses	$204,807	$178,794

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2011	December 31, 2010
	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
9.25% Senior notes, due June 2016	—	264,283
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	—
Senior subordinated notes:
2.5% Convertible senior subordinated notes, due May 2011	—	42,579
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes, due December 2013, related party	—	100,000
Debt of subsidiaries:
Working capital facility, LIBOR plus 1.7%, due January 2011	—	15,000
Working capital facility, LIBOR plus 2.8%, due January 2012 and April 2012	20,000	—
KRW 50 billion revolving credit facility, CD base interest rate plus 2.20%, due June 2012	—	—
Term loan, TIBOR plus 0.65%, due July 2011	—	2,680
Term loan, TIBOR plus 0.8%, due September 2012	12,532	19,848
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013	108,000	123,000
Term loan, bank base rate plus 0.5%, due April 2014	117,854	149,996
Term loan, bank base rate plus 2.96%, due July 2014	18,917	—
Term loan, 90-day primary commercial paper rate plus 0.835%, due April 2015	49,338	51,042
Term loan, bank funding rate-linked base rate plus 1.7%, due March 2016	4,319	—
Secured equipment and property financing	—	872
	1,325,960	1,364,300
Less: Short-term borrowings and current portion of long-term debt	(100,322)	(150,081)
Long-term debt (including related party)	$1,225,638	$1,214,219

There have been no borrowings under our senior secured revolving credit facility as of September 30, 2011; however, we have utilized $0.4 million of the available letter of credit sub-limit of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of September 30, 2011. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts and the banks could accelerate our obligation to pay all outstanding amounts.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Both charges are included in loss on debt retirement, net in our Consolidated Statement of Income for the nine months ended September 30, 2011.

In May 2011, we issued $400.0 million of the 2021 Notes. The 2021 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on June 1 and December 1 of each year at a rate of 6.625%, commencing on December 1, 2011. As a result of an agreement we entered into with the initial purchasers of the 2021 Notes, we filed a registration statement which became effective in September 2011, to exchange the 2021 Notes for freely tradable 2021 Notes issued by us. In connection with the issuance of the 2021 Notes, Mr. James J. Kim, our Executive Chairman of the Board of Directors and our largest stockholder, and 915 Investments, LP, an affiliate of Mr. James J. Kim (collectively, the “Kim Purchasers”) agreed to purchase $75.0 million aggregate principal amount of the 2021 Notes. In addition, we entered into a letter agreement with the Kim Purchasers pursuant to which we agreed to register the resale of the 2021 Notes held by the Kim Purchasers on a shelf registration statement upon request of the Kim Purchasers at any time after May 20, 2012. We incurred $5.9 million of debt issuance costs associated with the 2021 Notes in the nine months ended September 30, 2011.

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

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd. (“AATS”), a Chinese subsidiary, entered into a $50.0 million working capital facility agreement with a Chinese bank maturing in January 2011. The facility was collateralized with certain real property and buildings in China. Principal amounts borrowed were required to be repaid within twelve months of the drawdown date and could be prepaid at any time without penalty. In January 2011, the outstanding balance of $15.0 million was repaid at maturity and AATS entered into a new $50.0 million working capital facility agreement with the same Chinese bank maturing in January 2013. The new facility bears interest at LIBOR plus 2.8% (3.23% as of September 30, 2011), which is payable in semi-annual payments. All other terms and conditions are consistent with the prior facility. At September 30, 2011, $20.0 million was outstanding under the facility. The working capital facility contains certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these facilities, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

In June 2011, Amkor Technology Korea, Inc., a Korean subsidiary ("ATK") entered into a KRW 50.0 billion (approximately $46 million at inception) revolving credit facility with a Korean bank with a term of 12 months. The loan bears interest at the CD base interest rate (as quoted by Korea Financial Investment Association) plus 2.20%. Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with certain land, buildings and equipment located at our ATK facilities. There is no outstanding balance under this revolving credit facility as of September 30, 2011.

In July 2011, ATK entered into a $50.0 million three-year secured term loan facility with a Korean bank (the “ATK Loan”). As of September 30, 2011, we had drawn $18.9 million under the ATK Loan which bears interest at LIBOR plus 2.96% (3.25% as of September 30, 2011). As amended in October 2011, future draws on the ATK Loan will bear interest at LIBOR plus a bank determined spread throughout the three-year term. The ATK Loan is due in full upon maturity in July 2014. The ATK Loan is secured by substantially all of the land, factories and equipment located at our ATK facilities. The proceeds from the term loan will be used to fund future capital expenditures.

In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million at inception) term loan with a Taiwanese bank due April 2015. The term loan accrues interest at the 90-day commercial paper rate plus 0.835%. The interest rate at September 30, 2011, was 2.40%. The term loan is collateralized with certain land, buildings and equipment in Taiwan. In March 2011, we amended the principal repayment schedule. As a result, semiannual principal payments of 150 million Taiwan dollars (approximately $4.7 million at inception) will begin in April 2012 and the remaining 600 million Taiwan dollars (approximately $18.9 million at inception) will be due on the final maturity date.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In September 2011, ATK entered into a $50.0 million four and a half-year secured term loan facility with a Korean bank due in March 2016. As of September 30, 2011, we had drawn $4.3 million, with the remainder to be drawn throughout the four and half-year term. The loan bears interest at the bank funding rate-linked base rate plus 1.7% (5.07% as of September 30, 2011). Principal is payable on a quarterly basis for three years after a one and a half year grace period. The loan is secured by substantially all of the land, factories and equipment located at our ATK facilities. The proceeds from the term loan will be used to fund future capital expenditures.

Our secured bank debt agreements and the indentures governing our outstanding notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of September 30, 2011.

13.    Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,694	$1,499	$4,964	$4,403
Interest cost	937	944	2,767	2,786
Expected return on plan assets	(897)	(591)	(2,659)	(1,744)
Amortization of transitional obligation	1	3	5	9
Amortization of prior service cost	67	72	223	212
Recognized actuarial loss	21	7	66	20
Net periodic pension cost	1,823	1,934	5,366	5,686
Curtailments	769	—	769	—
Settlements	168	—	168	—
Total pension expense	$2,760	$1,934	$6,303	$5,686

During the nine months ended September 30, 2011, we recognized curtailment and settlement losses of $0.9 million resulting from the remeasurement of our Philippine defined benefit plan due to reductions in workforce at that location (See Note 19).

For the three and nine months ended September 30, 2011, we contributed $3.2 million and $3.4 million to the pension plans, respectively. We expect to contribute approximately $0.2 million to the pension plans during the remainder of 2011. For the three and nine months ended September 30, 2010, we contributed $0.1 million and $7.6 million to the pension plans, respectively.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision recorded for severance benefits for the three months ended September 30, 2011 and 2010 was $8.1 million and $6.4 million, respectively. The provision recorded for severance benefits for the nine months ended September 30, 2011 and 2010 was $21.6 million and $17.0 million, respectively. The balance recorded in non-current pension and severance obligations for accrued severance at our Korean subsidiary was $93.9 million and $82.5 million at September 30, 2011 and December 31, 2010, respectively. Total pension and severance obligations at September 30, 2011 and December 31, 2010 were $100.8 million and $88.6 million, respectively.

14.    Treasury Stock

Stock Repurchase Programs

On August 30, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. The purchase of stock under this program may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, price, applicable legal requirements and other factors. The stock repurchase program will be funded with available cash and may be suspended or discontinued at any time. All shares repurchased are recorded as treasury stock at cost.

During the period from the commencement of the the stock repurchase program on August 30, 2011 through September 30, 2011, we purchased 10.9 million shares of common stock for an aggregate purchase price of $48.7 million, net of $0.2 million of commissions, for an average price of $4.47. At September 30, 2011, approximately $101.3 million was available to repurchase common stock pursuant to the stock repurchase program. At September 30, 2011, $7.4 million of the $48.7 million amount repurchased remained unpaid and is recorded in accrued expenses.

Shares for Tax Withholding

During the three and nine months ended September 30, 2011, we withheld 3,000 and 54,000 shares, respectively, from restricted shares that vested during the respective period to satisfy tax withholding obligations. Minimum tax withholding obligations that arose on the vesting of restricted shares were insignificant for the three months ended September 30, 2011 and $0.4 million for the nine months ended September 30, 2011. These shares are reflected as treasury stock at cost.

15.    Fair Value Measurements

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and Level 3, defined as unobservable inputs that are not corroborated by market data.

Assets and Liabilities that are Measured at Fair Value on a Recurring basis

Our financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash and cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds and restricted cash are valued using quoted market prices in active markets for identical assets as summarized in the following table as of September 30, 2011:

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Cash equivalent money market funds	$248,898	$—	$—	$248,898
Restricted cash	19,719	—	—	19,719

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Such measurements are generally obtained from third party appraisal reports. Impairment losses on property, plant and equipment included in cost of sales for the three months ended September 30, 2011 and 2010, were $1.4 million and $0.1 million, respectively. Impairment losses on property, plant and equipment included in cost of sales for the nine months ended September 30, 2011 and 2010, were $2.5 million and $1.4 million, respectively.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Carrying value of debt	$1,325,960	$1,364,300
Fair value of debt	$1,460,858	$1,806,231

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

16.    Commitments and Contingencies

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of September 30, 2011, we have $0.4 million of standby letters of credit outstanding and have an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers' specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

noted otherwise, any possible range of loss cannot be reasonably estimated at this time.

Arbitration Proceedings with Tessera, Inc.

On March 2, 2006, Tessera, Inc. ("Tessera") filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”), captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration was a license agreement (“License Agreement”) entered into between Tessera and our predecessor in 1996.

On October 27, 2008, the arbitration panel in that proceeding issued an interim order in this matter. While the panel found that most of the packages accused by Tessera were not subject to the patent royalty provisions of the License Agreement, the panel did find that past royalties were due to Tessera as damages for some infringing packages. The panel also denied Tessera's request to terminate the License Agreement.

On January 9, 2009, the panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the License Agreement. The award was for the period March 2, 2002 through December 1, 2008. The final award, plus interest, and the royalties through December 2008 amounting to $64.7 million was expensed in 2008 and paid when due in February 2009.

Following Tessera's favorable decision in the U.S International Trade Commission (the “ITC”) in May 2009 against some of our customers, Tessera began making repeated statements to customers and others claiming that we were in breach of the royalty provisions of the License Agreement. We informed Tessera that we believed we were in full compliance with the License Agreement and of our intent to continue making the royalty payments when due in accordance with the terms of the License Agreement.

On August 7, 2009, we filed a request for arbitration in the ICC against Tessera, captioned Amkor Technology, Inc. v. Tessera, Inc. (the “Arbitration”). We instituted this action in order to obtain declaratory relief confirming that we are a licensee in good standing under our 1996 License Agreement with Tessera and that the License Agreement remains in effect. We also included a claim seeking damages and injunctive relief regarding Tessera's tortious interference with our contractual relations and prospective economic advantage, including Tessera's false and misleading statements questioning our status as a licensee under the License Agreement.

On November 2, 2009, Tessera filed an answer to our request for arbitration and counterclaims in the ICC. In the answer and counterclaims, Tessera denied Amkor's claims. Tessera also alleged breach of contract, seeking termination of the License Agreement and asserting that Amkor owes Tessera additional royalties under the License Agreement, including royalties for use of thirteen U.S. and six foreign patents that Tessera did not assert in the previous arbitration. Tessera has since dropped its claims on five of those patents. Tessera also alleged that Amkor tortiously interfered with Tessera's prospective business relationships and seeks damages. On February 17, 2011, Tessera sent Amkor a notice of termination of the License Agreement.

We filed our response to Tessera's answer on January 15, 2010, denying Tessera's claims and filed a motion with the panel seeking priority consideration and phased early determination of issues from the previous arbitration decision, including the proper method for calculating royalties under the License Agreement for periods subsequent to December 1, 2008. On March 28, 2010, the panel granted our request for priority consideration and phased early determination.

The first hearing regarding the issues from the previous arbitration was held in December 2010, and in July 2011, the Panel issued its decision in the first phase of the Arbitration. The Panel found that we do not owe any of the approximately $18 million of additional royalties claimed by Tessera for packages assembled by us for customers who had been involved in proceedings with Tessera before the ITC. The Panel also did not grant Tessera's request to terminate the License Agreement in the first phase of the arbitration and deferred making any determination regarding termination until the full Arbitration is completed.

Our request for a declaration confirming that we are in compliance with the License Agreement and that our royalty calculations from the previous arbitration were correct was denied. The Panel found that we had materially breached the License Agreement by not paying the full amount of royalties due and by failing to satisfy the audit provisions of the License Agreement. The final amount of royalties and interest owed relating to the first phase of the Arbitration was approximately $0.5 million, which is included in accrued expenses as of September 30, 2011.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The hearing on Tessera's assertion of infringement on additional patents (now ten U.S. and four foreign patents) and the payment of additional royalties under the License Agreement relating to the additional asserted patents was held in August 2011. Prior to the hearing, Tessera and Amkor agreed to dismiss their respective claims for tortious interference. Post-hearing oral argument is currently scheduled for November 2011. Tessera initially claimed that the amount in dispute in the Arbitration was approximately $100 million and is now claiming more than $400 million of royalties under the License Agreement for the additional patents. We believe this amount is speculative and strongly dispute these claims. However, the outcome of this matter is uncertain, and an adverse decision could have a material adverse effect on our results of operations, cash flows and financial condition.

In connection with the Arbitration, we deposited $17.0 million in an escrow account, which is classified as restricted cash in current assets at September 30, 2011. This amount represented our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owed on packages assembled by us for one of our customers involved in proceedings with Tessera before the ITC related to the patents at issue in the prior arbitration. As a result of the Panel's decision in the first phase of the Arbitration, we expect that the funds held in escrow will be returned to us.

In May 2011, Tessera filed a new request for arbitration against Amkor seeking undisclosed damages and a declaration that the License Agreement has been terminated. Amkor disputes that Tessera has a right to terminate the License Agreement or that the License Agreement has been terminated. We believe that Tessera's claims in this new arbitration are without merit.

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

On November 17, 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the ITC in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking, under Section 337 of the Tariff Act of 1930, an exclusion order barring the importation by Carsem of infringing products. We allege that by making, using, selling, offering for sale or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Packages, Carsem has infringed on one or more of our MicroLeadFrame packaging technology claims in the Amkor Patents.

On November 18, 2003, we also filed a complaint in the U.S. District Court for the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, compensatory damages and treble damages due to willful infringement plus interest, costs and attorney's fees. This District Court action has been stayed pending resolution of the ITC case.

The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and, on November 18, 2004, issued an Initial Determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, that we have a domestic industry in our patents and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of Section 337 of the Tariff Act.

We filed a petition in November 2004 to have the ALJ's ruling reviewed by the full ITC. On March 31, 2005, the ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination on remand finding that Carsem infringed some of our patent claims and that Carsem had violated Section 337 of the Tariff Act.

On remand, the ITC had also authorized the ALJ to reopen the record on certain discovery issues related to a subpoena of documents from a third party. An order by the U.S. District Court for the District of Columbia enforcing the subpoena became final on January 9, 2009, and the third party produced documents pursuant to the subpoena.

On July 1, 2009, the ITC remanded the investigation for a second time to the ALJ to reopen the record to admit into evidence documents and related discovery obtained from the enforcement of the above-referenced third-party subpoena.

Following a two-day hearing, on October 30, 2009, the ALJ issued an Initial Determination reaffirming his prior ruling that the Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor's patent claims relating to MicroLeadFrame package technology, that all of Amkor's asserted patent claims are valid and that Carsem violated Section 337 of the Tariff Act.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On December 16, 2009, the ITC ordered a review of the ALJ's Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor's asserted patents. The ITC remanded the investigation to the ALJ to make further findings in light of the ITC's ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ's ruling did not disturb the prior finding that Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor's patent claims relating to MicroLeadFrame technology, the ALJ found that some of Amkor's patent claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the ITC issued a Notice of Commission Final Determination, in which the ITC determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. We have appealed the ITC's ruling to the U.S. Court of Appeals for the Federal Circuit.

17.    Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. ("Acqutek") under arms-length transactions at terms consistent with our non-related party vendors. James J. Kim, our Executive Chairman of the Board of Directors, owned approximately 16.2% of Acqutek at December 31, 2010. In July 2011, James J. Kim sold all of his shares in Acqutek, and no longer holds any interest in the company. As a result, Acqutek will no longer be considered a related party. Purchases of inventory from Acqutek for the three months ended September 30, 2011 and 2010, were $1.1 million and $1.9 million, respectively. Purchases of inventory from Acqutek for the nine months ended September 30, 2011 and 2010, were $3.7 million and $8.4 million, respectively. Amounts due to Acqutek at September 30, 2011 and December 31, 2010, were $0.7 million and $1.2 million, respectively.

18.    Business Segments

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

	Packaging	Test	Other	Total
	(In thousands)
Three Months Ended September 30, 2011
Net sales	$667,301	72,655	51	$740,007
Gross profit	$104,654	17,909	(324)	$122,239
Three Months Ended September 30, 2010
Net sales	$712,397	81,526	48	$793,971
Gross profit	$158,361	29,738	159	$188,258
Nine Months Ended September 30, 2011
Net sales	$1,877,470	214,997	123	$2,092,590
Gross profit	$325,339	54,058	(655)	$378,742
Nine Months Ended September 30, 2010
Net sales	$1,970,921	217,717	236	$2,188,874
Gross profit	$440,402	64,241	(230)	$504,413
Gross Property, Plant and Equipment
September 30, 2011	$3,171,129	861,621	148,075	$4,180,825
December 31, 2010	$3,018,216	800,125	143,221	$3,961,562

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.    Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” consists of asset impairments and pension plan curtailments and settlements.

	Employee Separation Costs	Contractual Obligations	Asset Impairments	Total
	(In thousands)
Accrual at December 31, 2010	$670	$—	$—	$670
Charges	4,811	—	—	4,811
Cash Payments	(4,518)	—	—	(4,518)
Non-cash Amounts	(936)	—	—	(936)
Accrual at September 30, 2011	$27	$—	$—	$27

	Employee Separation Costs	Contractual Obligations	Asset Impairments	Total
	(In thousands)
Accrual at December 31, 2009	$3,938	$2,813	$—	$6,751
Charges	2,466	41	282	2,789
Cash Payments	(3,274)	(2,854)	—	(6,128)
Non-cash Amounts	—	—	(282)	(282)
Accrual at September 30, 2010	$3,130	$—	$—	$3,130

Philippines Manufacturing Operations

During the three months ended September 30, 2011, we reduced our workforce by approximately 500 employees at our manufacturing operations in the Philippines. We recorded $4.8 million in charges for one-time termination benefits including $0.9 million in curtailment and settlement charges, of which $4.4 million and $0.4 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to September 30, 2011.

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to, and utilized in, other factories. In June 2011, we sold the facility in Singapore for $13.3 million in cash, net of goods and services tax, and recorded a gain of less than $0.1 million, with no net tax effect.

The liability for one-time involuntary termination benefits for employees that provided service beyond a minimum retention period was recognized over the service period. During the three and nine months ended September 30, 2011, charges for termination benefits were not significant. During the three months ended September 30, 2010, we recorded charges for termination benefits of $0.4 million, of which $0.3 million and $0.1 million were recorded in cost of sales and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2010, we recorded charges for termination benefits of $2.5 million, of which $1.7 million and $0.8 million were recorded in cost of sales and selling, general and administrative expenses, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. In January 2010, we made a final payment related to the early termination of our lease of one of our facilities that was vacated and relief from our existing $1.1 million asset retirement obligation related to the leased property. Asset impairments of $0.3 million during the nine months ended September 30, 2010, relate to non-transferable machinery and equipment. All amounts accrued at September 30, 2011 are classified in current liabilities.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the migration of wirebond products to flipchip products, (2) the amount, timing and focus of our expected capital investments, (3) our ability to fund our operating activities for the next twelve months, (4) the effect of capacity utilization rates on our gross margin, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and the repurchase of common stock, (8) our ongoing evaluation of staffing levels, (9) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (10) payment of dividends, (11) compliance with our covenants, (12) expected contributions to defined benefit pension plans, (13) liability for unrecognized tax benefits, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system and (17) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2011 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

Overview

Amkor is one of the world's leading providers of outsourced semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of tiny transistor elements into complex patterns of electronic circuitry on silicon wafers, thereby creating large numbers of individual semiconductor devices or integrated circuits on each wafer (generally referred to as “chips” or “die”). The majority of wafers are tested and cut into pieces called chips. The chips are attached through wire bonding to a substrate or leadframe, or to a substrate in the case of flip chip interconnect, and then encased in a protective material. For a wafer-level package, the electrical interconnections are created directly on the surface of the wafer without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

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

Our net sales for the three months ended September 30, 2011, were $740.0 million compared to $794.0 million for the three months ended September 30, 2010. The decrease was driven primarily by weakness in demand for our leadframe and ball grid array packaging solutions, as well as our test services. The decrease is primarily due to the continuing migration of wirebond products to flipchip and the decreased demand in many of our end markets as a result of uncertainty in the macroeconomic environment. Leadframe package sales and test services decreased due to weakness in the auto, industrial, computing and consumer end markets, while ball grid array package sales decreased due primarily to weakness in the consumer and networking end markets.

Gross margin of 16.5% for the three months ended September 30, 2011, was down from 23.7% for the three months ended September 30, 2010. Gross margin in the three months ended September 30, 2011, decreased from the prior year period primarily due to lower utilization of our packaging and test assets, the negative impact of foreign currency exchange rate movements, the increased cost of gold used in many of our wirebond packages, price erosion and restructuring activities at our Philippine manufacturing operations. The migration of wirebond products to flipchip has created underutilized wirebond capacity faster than we have been able to redeploy these assets, which has been one of the primary contributors to our 2011 decrease in utilization.

Our net income for the three months ended September 30, 2011, was $27.4 million, or $0.11 per diluted share, compared to net income of $78.0 million, or $0.30 per diluted share, for the three months ended September 30, 2010. The decrease was primarily attributable to the decrease in gross profit and higher professional service fees. Partially offsetting these reductions in net income were favorable foreign currency exchange rate movements affecting balance sheet items denominated in foreign currencies and lower income tax expense.

Our capital additions totaled $123.4 million for the three months ended September 30, 2011, compared to $171.5 million for the three months ended September 30, 2010. Our spending was focused primarily on new capacity for flip chip assembly and test services in support of communications. We expect our capital additions for the full year 2011 will be approximately $425 million to $450 million. Our expected capital additions for the remainder of 2011 primarily support smartphones and tablets, leadframe efficiency improvements through high-density matrix packaging, as well as research and development initiatives including next generation interconnect technologies such as wafer-level fan out and Through Silicon Via.

As part of our continued focus on generating cash flow and driving greater factory and administrative efficiencies, we reduced employee and contractor headcount at our manufacturing operations in the Philippines. These reductions resulted in charges for one-time termination benefits of $3.9 million and $0.9 million of related pension plan curtailment and settlement charges.

On March 11, 2011, operations at our facility in Kitakami, Japan were interrupted by the Tohoku earthquake near Sendai and the aftershocks that followed. Although the facility suffered some minor damage to buildings and equipment, as well as a complete shutdown of power and utilities, the facility recovered quickly and was substantially operational by April 2011. Japan is also a major supplier of semiconductors, silicon wafers, specialty chemicals, substrates, equipment and other supplies to the electronics industry, and the damage caused by the earthquake and subsequent tsunami adversely affected the electronics supply chain and some of our customers located in Japan. We believe our results during the nine months ended September 30, 2011, were impacted by the events in Japan, including, to some extent, by substrate and semiconductor wafer shortages.

Cash provided by operating activities was $375.8 million for the nine months ended September 30, 2011, as compared to cash provided by operating activities of $367.0 million for the nine months ended September 30, 2010. We generated positive free cash flow of $51.4 million for the nine months ended September 30, 2011, which decreased $38.8 million from the prior year comparable period. The decrease in free cash flow was primarily due to lower gross profit and increased purchases of property, plant and equipment, which was partially offset by increased collections on accounts receivable. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At September 30, 2011, our cash and cash equivalents totaled approximately $483.4 million with an aggregate of $18.6 million of debt due through the end of 2011. In May 2011, we issued $400.0 million of our 6.625% Senior Notes due 2021. We used the majority of the proceeds of that note issuance to refinance the $42.6 million principal balance outstanding of our 2.5% convertible senior subordinated notes due May 2011 and redeem in full the $264.3 million outstanding principal amount of our 9.25% Senior Notes due 2016.

On August 30, 2011, the Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. The purchase of stock under this program may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, price, applicable legal requirements and other factors. The stock repurchase program will be funded with available cash and may be suspended or discontinued at any time. Through September 30, 2011, we had repurchased 10.9 million shares for $48.7 million under this program.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	16.5%	23.7%	18.1%	23.0%
Depreciation and amortization	11.2%	10.4%	11.9%	10.8%
Operating income	5.9%	14.8%	7.2%	13.1%
Income before income taxes	4.0%	11.2%	3.7%	8.7%
Net income attributable to Amkor	3.7%	9.8%	3.2%	8.3%

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)
Net sales	$740,007	$793,971	$(53,964)	(6.8)%	$2,092,590	$2,188,874	$(96,284)	(4.4)%
Packaging net sales	667,301	712,397	(45,096)	(6.3)%	1,877,470	1,970,921	(93,451)	(4.7)%
Test net sales	72,655	81,526	(8,871)	(10.9)%	214,997	217,717	(2,720)	(1.2)%

Net Sales. Net sales in the three and nine months ended September 30, 2011, decreased compared to the three and nine months ended September 30, 2010. Leadframe packaging solutions and test services decreased primarily due to weakness in the auto, industrial, computing, and consumer end markets. Ball grid array packaging solutions decreased due to weakness in the consumer, networking, and computing end markets. These decreases were partially offset by increases in chip scale packaging ("CSP") solutions, such as flip chip CSP, flip chip stacked CSP and fine pitch copper pillar flip chip packaging. This CSP growth was driven by strong demand for communications products supporting smartphones and tablets. For the nine months ended September 30, 2011, net sales were also negatively impacted by the supply chain situation in Japan.

Packaging Net Sales. Packaging net sales in the three months ended September 30, 2011, decreased compared to the three months ended September 30, 2010. The decrease in the three months ended September 30, 2011, was primarily due to weakness in demand for our leadframe and ball grid array packaging solutions. Leadframe package sales decreased due to weakness in demand for auto and industrial products, computer equipment, and consumer electronics, while ball grid array packaging solutions decreased as demand for consumer electronics, networking equipment and computer equipment decreased. Packaging unit volume decreased 0.8 billion units to 2.1 billion units during the three months ended September 30, 2011, compared to 2.9 billion units during the three months ended September 30, 2010, primarily due to a decrease in unit demand for our leadframe packaging solutions and wirebond chip scale package products.

Packaging net sales in the nine months ended September 30, 2011, decreased compared to the nine months ended September 30, 2010. The decrease in the nine months ended September 30, 2011, was primarily due to a decrease in demand for our ball grid array and leadframe packaging solutions, partially offset by growth in our chip scale packaging solutions. Packaging unit volume decreased 1.7 billion units to 6.4 billion units for the nine months ended September 30, 2011, compared to 8.1 billion units in the nine months ended September 30, 2010, primarily due to a decrease in unit demand for our leadframe packaging solutions and wirebond chip scale package products.

Test Net Sales.   Test net sales in the three and nine months ended September 30, 2011, decreased compared to the three and nine months ended September 30, 2010. The decrease was primarily attributable to weakness in demand for consumer electronics and computer equipment. The decrease was partially offset by increased demand for smart phones for the nine months ended September 30, 2011.

Cost of Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)
Cost of sales	$617,768	$605,713	$12,055	2.0%	$1,713,848	$1,684,461	$29,387	1.7%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 45.5% and 43.8% for the three and nine months ended September 30, 2011 from 43.3% and 42.6% for the three and nine months ended September 30, 2010, respectively. The increase as a percentage of sales was primarily due to the increased cost of gold used in many of our wirebond packages. Material costs in absolute dollars decreased in the three and nine months ended September 30, 2011, primarily due to the decline in net sales as discussed above.

Labor costs as a percentage of net sales increased to 15.2% and 14.8% for the three and nine months ended September 30, 2011, respectively, from 12.2% and 12.6% for the three and nine months ended September 30, 2010, respectively. Labor costs as a percentage of sales, and in absolute dollars, were negatively impacted by foreign currency exchange rate movements as substantially all of our manufacturing operations' workforce is paid in local currencies. Restructuring activities at our Philippine manufacturing operations in the three and nine months ended September 30, 2011, also increased labor costs compared to the three and nine months ended September 30, 2010. In addition, labor costs increased due to higher compensation for our manufacturing operations' workforce during the nine months ended September 30, 2011.

Other manufacturing costs as a percentage of net sales increased to 22.7% and 23.3% for the three and nine months ended September 30, 2011, respectively, from 20.8% and 21.7% for the three and nine months ended September 30, 2010, respectively. Other manufacturing costs as a percentage of sales, and in absolute dollars, were negatively impacted by foreign currency exchange rate movements, partially offset by overhead cost savings from the closure of our Singapore manufacturing operations. In addition, other manufacturing costs also increased due to increased depreciation during the nine months ended September 30, 2011, as a result of our continued investments in property, plant and equipment.

Gross Profit

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Gross profit	$122,239	$188,258	$(66,019)	$378,742	$504,413	$(125,671)
Gross margin	16.5%	23.7%	(7.2)%	18.1%	23.0%	(4.9)%

Gross profit and gross margin for the three and nine months ended September 30, 2011, decreased compared to the three and nine months ended September 30, 2010. The decline in gross profit was primarily due to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets, including assets supporting our leadframe and wirebond chip scale packaging solutions for the three and nine months ended September 30, 2011. The migration of wirebond products to flipchip has created underutilized wirebond capacity faster than we have been able to redeploy these assets, which has been one of the primary contributors to our 2011 decrease in utilization. Gross margin was also negatively impacted by foreign currency exchange rate movements, the increased cost of gold used in many of our wirebond packages, price erosion and the restructuring activities at our Philippine manufacturing operations.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Packaging gross profit	$104,654	$158,361	$(53,707)	$325,339	$440,402	$(115,063)
Packaging gross margin	15.7%	22.2%	(6.5)%	17.3%	22.3%	(5.0)%

Packaging Gross Profit.   Gross profit and gross margin for packaging sales for the three and nine months ended September 30, 2011, decreased compared to the three and nine months ended September 30, 2010. The decrease in gross profit and margin was primarily attributable to weakness in demand for our leadframe and ball grid array packaging solutions and the corresponding lower level of utilization of our manufacturing assets, including assets supporting our leadframe and wirebond chip scale packaging solutions. The migration of wirebond products to flipchip has created underutilized wirebond capacity faster than we have been able to redeploy these assets, which has been one of the primary contributors to our 2011 decrease in utilization. Packaging gross margin was also negatively impacted by foreign currency exchange rate movements, the increased cost of gold used in many of our wirebond packages, price erosion and the restructuring activities at our Philippine manufacturing operations.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Test gross profit	$17,909	$29,738	$(11,829)	$54,058	$64,241	$(10,183)
Test gross margin	24.6%	36.5%	(11.9)%	25.1%	29.5%	(4.4)%

Test Gross Profit.   Gross profit and gross margin for test sales for the three and nine months ended September 30, 2011, decreased compared to the three and nine months ended September 30, 2010. The decrease in gross profit and margin was primarily driven by lower utilization of our test assets during the three and nine months ended September 30, 2011.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)
Selling, general and administrative	$65,011	$57,735	$7,276	12.6%	$190,853	$180,387	$10,466	5.8%

Selling, general and administrative expenses for the three and nine months ended September 30, 2011, increased compared to the three and nine months ended September 30, 2010. The increase was primarily driven by increased professional fees, higher employee compensation and benefits primarily due to merit increases and increased share-based compensation expense. The increase was partially offset by lower depreciation expense. In addition, in the nine months ended September 30, 2010, the increased selling, general and administrative expense was offset by reduced contracted services primarily associated with the implementation of our global ERP information system.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)
Research and development	$13,233	$12,669	$564	4.5%	$37,921	$36,437	$1,484	4.1%

Research and development activities are currently focused on developing new package interconnect solutions and test services. In addition, research and development is focused on improving the efficiency and capabilities of our existing production processes. Our key areas for research and development initiatives include 3D packaging, advanced flip chip packaging, advanced micro-electromechanical system packaging and testing, fine pitch copper pillar bumping and packaging, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technologies, wafer level processing and wafer level fan out technology and manufacturing cost reduction initiatives. Research and development expenses for the three and nine months ended September 30, 2011, remained consistent with the three and nine months ended September 30, 2010, both in dollars and as a percentage of net sales.

Other Expense, Net

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)
Interest expense, net	$20,438	$22,731	$(2,293)	(10.1)%	$63,106	$75,555	$(12,449)	(16.5)%
Foreign currency (gain) loss	(3,005)	8,456	(11,461)	(135.5)%	1,658	9,010	(7,352)	(81.6)%
Loss on debt retirement, net	—	235	(235)	(100.0)%	15,531	18,042	(2,511)	(13.9)%
Equity in earnings of unconsolidated affiliate	(3,034)	(2,174)	(860)	39.6%	(6,641)	(4,883)	(1,758)	36.0%
Other income, net	(226)	(85)	(141)	165.9%	(695)	(475)	(220)	46.3%
Total other expense, net	$14,173	$29,163	$(14,990)	(51.4)%	$72,959	$97,249	$(24,290)	(25.0)%

Other expense, net for the three and nine months ended September 30, 2011, decreased compared to the three and nine months ended September 30, 2010. This decrease was driven primarily by reductions in foreign currency losses and net interest expense, as well as increases in our equity in earnings of J-Devices. The reduction in foreign currency losses of $11.5 million and $7.4 million during the three and nine months ended September 30, 2011, respectively, was primarily attributable to the depreciation of the Taiwan dollar and Korean won during the three months ended September 30, 2011, and the resulting impact on our balance sheet items denominated in those currencies. The reduction in net interest expense of $2.3 million and $12.4 million during the three and nine months ended September 30, 2011, respectively, was primarily due to debt refinanced with lower interest rate instruments and the conversion of our 6.25% Convertible Notes due 2013. In addition to these expense reductions, our equity in earnings of J-Devices increased by $0.9 million and $1.8 million during the three and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2011, we recorded $15.5 million of debt retirement costs related to the debt transactions described above. We recorded $18.0 of debt retirement costs primarily related to the redemption of the full $53.5 million outstanding principal amount of our 7.125% Senior Notes due 2011 and the $358.3 million principal amount of our 7.75% Senior Notes due 2013 during the nine months ended September 30, 2010.

Income Tax Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	(In thousands, except percentages)
Income tax expense	$2,499	$10,321	$(7,822)	(75.8)%	$9,475	$8,954	$521	5.8%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three and nine months ended September 30, 2011, was attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes, deferred taxes on undistributed earnings from our investment in J-Devices and state income taxes. Income tax expense for the three and nine months ended September 30, 2010, was attributable to tax expense in certain foreign jurisdictions, foreign withholding taxes and minimum taxes. Income tax expense in the nine months ended September 30, 2010, was reduced by the utilization of net operating loss and credit carryforwards of a Taiwanese subsidiary and a $3.2 million release of a valuation allowance at that subsidiary.

Income tax expense for the three months ended September 30, 2011, decreased compared to the three months ended September 30, 2010, as a result of a decrease in profits. However, despite a decrease in profits, income tax expense for the nine months ended September 30, 2011 increased compared to the nine months ended September 30, 2010, primarily as a result of higher tax rates in Korea where our tax holiday rates have started to increase and in Taiwan where we no longer maintain a valuation allowance.

During 2011, our subsidiaries in China, Korea, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2018. During the three months ended September 30, 2011, we obtained an extension of our tax holidays in Korea due to additional investments. We expect our effective tax rate to increase as the tax holidays expire so that the income earned in these jurisdictions will be subject to higher statutory income tax rates.

At September 30, 2011, we had U.S. net operating loss carryforwards totaling $393.7 million which expire at various times through 2031. Additionally, at September 30, 2011, we had $78.5 million of non-U.S. net operating loss carryforwards, the vast majority of which will expire at various times through 2021. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of September 30, 2011, we had cash and cash equivalents of $483.4 million and availability of $99.6 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

We sponsor an accrued severance plan for our Korean subsidiary, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, we will be required to pay increased taxes. If we decide to adopt a new plan, we would be required to significantly fund the existing liability. Our Korean severance liability was $100.8 million as of September 30, 2011.

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices. Our investment includes our 30% equity interest and call options to acquire additional equity interests. The call options, at our discretion, permit us to subscribe to new or existing J-Devices' shares until our maximum ownership ratio is 60%, 66% and 80% beginning in 2012, 2014 and 2015, respectively. In 2014 and beyond, Toshiba has at its discretion, a put option which allows Toshiba to sell shares to us if we have exercised any of our call options. The exercise price for all options is determined using a contractual pricing formula based primarily upon the financial position of J-Devices at the time of exercise and would require funding if we exercised our option.

From time to time, we evaluate our staffing levels compared to business needs and changes in demand in order to manage costs and improve performance. During the three months ended September 30, 2011, we reduced our work force by approximately 500 employees at our manufacturing operations in the Philippines and recorded one-time termination benefits of $3.9 million along with pension plan curtailment and settlement losses totaling $0.9 million. We are continuing to evaluate our staffing levels in light of current business demand.

On August 30, 2011, our Board of Directors authorized a stock repurchase program of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. Through September 30, 2011, we had repurchased 10.9 million shares for $48.7 million, net of $0.2 million of commissions, under this program. We anticipate continuing to repurchase stock based on the level of our cash balances, general business and market conditions, regulatory requirements and other factors, including alternative investment opportunities.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We have debt of $1,326.0 million outstanding at September 30, 2011, of which $100.3 million is current. This includes $250.0 million of our 6.0% Convertible Notes due 2014, which we expect will be converted into equity rather than being paid at maturity. At September 30, 2011, we have an aggregate of $18.6 million of debt coming due through the end of 2011, and $102.4 million of debt due in 2012.

In January 2011, all $100.0 million of our 6.25% Convertible Notes due 2013 were converted into an aggregate of 13,351,131 shares of our common stock.

In March 2011, we amended the principal repayment schedule of our term loan in Taiwan. As a result, semiannual principal payments of 150 million Taiwan dollars (approximately $4.7 million at inception) will begin in April 2012, and the remaining 600 million Taiwan dollars (approximately $18.9 million at inception) will be due on the final maturity date.

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

In June 2011, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a KRW 50.0 billion (approximately $46 million at inception) revolving credit facility with a Korean bank with a term of 12 months. There is no outstanding balance under this revolving credit facility as of September 30, 2011.

In July 2011, ATK entered into a $50.0 million three-year secured term loan facility with a Korean bank. As of September 30, 2011, we had drawn $18.9 million under the loan, with the remainder to be drawn throughout the three-year term. The proceeds from the term loan will be used to fund future capital expenditures.

In September 2011, ATK entered into a $50.0 million four and a half year secured term loan facility with a Korean bank due in March 2016. As of September 30, 2011, we have drawn $4.3 million, with the remainder to be drawn throughout the four and a half year term. The proceeds from the term loan will be used to fund future capital expenditures.

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

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. We have never paid a dividend to our stockholders and do not have any current plans to do so.

We were in compliance with all debt covenants at September 30, 2011 and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the nine months ended September 30, 2011, were $325.4 million. Our spending was focused primarily on new capacity for flip chip assembly and test services in support of communications. We expect that our capital additions for the full year 2011 will be approximately $425 million to $450 million. Our expected capital additions for the remainder of 2011 primarily support smartphones and tablets, leadframe efficiency improvements through high-density matrix packaging, as well as research and development initiatives including next generation interconnect technologies such as wafer-level fan out and Through Silicon Via. Ultimately, the amount of our 2011 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to property, plant and equipment purchases reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Property, plant and equipment additions	$325,350	$402,354
Net change in related accounts payable and deposits	(1,001)	(125,682)
Purchases of property, plant and equipment	$324,349	$276,672

Cash Flows

Cash provided by operating activities was $375.8 million for the nine months ended September 30, 2011, compared to cash provided by operating activities of $367.0 million for the nine months ended September 30, 2010. We experienced positive free cash flow of $51.4 million for the nine months ended September 30, 2011, which decreased $38.8 million from the prior year comparable period primarily due to lower gross profit and increased purchases of property, plant and equipment, which was partially offset by increased collections on accounts receivable.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2011 and 2010, were as follows:

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities	$375,792	$366,962
Investing activities	(306,929)	(274,967)
Financing activities	7,303	(70,634)

Operating activities:   Our cash flow from operating activities for the nine months ended September 30, 2011, increased by $8.8 million compared to the nine months ended September 30, 2010. Operating income for the nine months ended September 30, 2011, adjusted for depreciation and amortization, other operating activities and non-cash items, decreased by $123.1 million. The decrease is primarily attributable to decreased gross profit. This decrease was partially offset by net interest expense savings of $12.4 million as a result of debt refinanced with lower interest rate instruments and the conversion of the December 2013 Notes.

Changes in assets and liabilities increased operating cash flow for the nine months ended September 30, 2011 compared to a decrease in the nine months ended September 30, 2010. Accounts receivable decreased in the nine months ended September 30, 2011, compared to an increase in the comparable period in 2010, reflecting improved collection of receivables.

Investing activities:   Our cash flows used in investing activities for the nine months ended September 30, 2011, increased by $32.0 million. This increase was primarily due to a $47.7 million increase in purchases of property, plant and equipment partially offset by proceeds of $13.3 million, net of goods and services tax, from the sale of our Singapore facility. Our capital additions were focused primarily on new capacity for flip chip assembly and test services in support of communications.

Financing activities:   Our cash flows provided by financing activities for the nine months ended September 30, 2011, increased by $77.9 million. The net cash provided by financing activities for the nine months ended September 30, 2011, was driven by the issuance of our $400.0 million of 6.625% Senior Notes due 2021 and Korean borrowings of $23.2 million offset by $365.8 million of repayments, made up of $264.3 million of principal, and $7.8 million in tender premiums, on the 9.25% Senior Notes due 2016, $42.6 million for our 2.50% Convertible Senior Subordinated Notes due May 2011, $47.1 million of our Korean term loans and $10.9 million of other foreign amortizing debt. We also incurred $5.9 million in debt issuance costs associated with the issuance of the 2021 Notes. The increase in cash used for financing activities was due to the repurchase of $41.5 million of common stock under our authorized stock repurchase program.

Our net cash used in financing activities for the nine months ended September 30, 2010, was $70.6 million which was primarily driven by the refinancing of existing debt with new debt, including term loans at our Japanese, Korean and Taiwanese subsidiaries and the issuance of our 7.375% Senior Notes due 2018 (the “2018 Notes”) and repayments of long term debt. We also incurred $7.7 million in debt issuance costs in the nine months ended September 30, 2010, primarily associated with the issuance of the 2018 Notes.

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

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$375,792	$366,962
Purchases of property, plant and equipment	(324,349)	(276,672)
Free cash flow	$51,443	$90,290

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2011 - Remaining	2012	2013	2014	2015	Thereafter
	(In thousands)
Total debt	$1,325,960	$18,614	$102,355	$140,042	$300,212	$19,737	$745,000
Scheduled interest payment obligations (1)	480,655	19,710	76,616	71,754	57,594	52,070	202,911
Purchase obligations (2)	111,320	111,320	—	—	—	—	—
Operating lease obligations	30,824	2,072	6,993	6,589	6,387	5,019	3,764
Severance obligations (3)	100,821	1,745	6,855	6,383	5,943	5,534	74,361
Total contractual obligations	$2,049,580	$153,461	$192,819	$224,768	$370,136	$82,360	$1,026,036

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2011, for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at September 30, 2011, for capital additions.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2011, include:

•$24.6 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $0.2 million to the defined benefit pension plans during the remainder of 2011.

•$4.5 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

Contingencies, Indemnifications and Guarantees

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three months ended September 30, 2011, there have been no significant changes in our critical accounting policies as reported in our 2010 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risks. We did not enter into any derivative transactions in the nine months ended September 30, 2011, and have no outstanding contracts as of September 30, 2011.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2011, our income before income taxes would have been approximately $13.2 million lower. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 85% of the net monetary exposure.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2011, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the nine months ended September 30, 2011, approximately 59% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with increased operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the nine months ended September 30, 2011, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of September 30, 2011, our operating income would have been approximately $57.5 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the nine months ended September 30, 2011 and 2010, was a net foreign translation gain of $4.3 million and $6.2 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of September 30, 2011, we had a total of $1,326.0 million of debt of which 75.0% was fixed rate debt and 25.0% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $100.0 million senior secured revolving credit facility, of which no amounts were drawn as of September 30, 2011. As of December 31, 2010, we had a total of $1,364.3 million of debt of which 73.4% was fixed rate debt and 26.6% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2011:

	2011 - Remaining	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$—	$—	$250,000	$—	$745,000	$995,000	$1,130,088
Average interest rate	—%	—%	—%	6.0%	—%	7.0%	6.7%
Variable rate debt (In thousands)	$18,614	$102,355	$140,042	$50,212	$19,737	$—	$330,960	$330,770
Average interest rate	3.4%	3.3%	4.2%	3.1%	2.4%	—%	3.6%

For information regarding the fair value of our long-term debt, see Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a company-wide basis. During the three months ended September 30, 2011, we implemented several significant ERP modules at a subsidiary, including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represents a change in our internal control over financial reporting. We believe the ERP modules implemented have maintained or enhanced our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the new ERP system modules discussed above, there have not been any other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will complete our evaluation and testing of the internal control changes as of December 31, 2011.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries - We Operate in Volatile Industries and Industry Downturns and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past. For example, the recent financial crisis and global recession resulted in a downturn in the semiconductor industry that adversely affected our business and results of operations in late 2008 and in 2009. Although the world economy recovered somewhat in 2010, economic growth slowed in 2011 in the U.S. and internationally. In view of this slow growth and the recent economic uncertainty in Europe, consumer demand in the U.S. and globally may be adversely impacted which may harm the semiconductor industry and our business.

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

Fluctuations in Operating Results and Cash Flows - Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined.

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

High Fixed Costs - Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

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

Guidance - Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows - Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Volatility in customer forecasts and reduced visibility caused by economic uncertainty and fluctuations in global consumer demand make it particularly difficult to predict future results. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, if analysts and investors do not react favorably, or if analysts were to discontinue providing coverage of our company, the trading prices of our securities may be adversely impacted.

Declining Average Selling Prices - The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers and by driving engineering and technological changes in our packaging and test processes, which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future. If we are unable to offset a decline in average selling prices, by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

The reasons IDMs may shift their internal capacity include:

•	their desire to realize higher utilization of their existing packaging and test capacity, especially during downturns in the semiconductor industry;

•	their unwillingness to disclose proprietary technology;

•	their possession of more advanced packaging and test technologies; and

•	the guaranteed availability of their own packaging and test capacity.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of September 30, 2011, our total debt balance was $1,326.0 million, of which $100.3 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2011, we had capital additions of $325.4 million and for the full year 2011, we currently expect to make capital additions of approximately $425 million to $450 million.

In addition, we have a significant level of debt, with $1,326.0 million outstanding at September 30, 2011, $100.3 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $18.6 million due in 2011, $102.4 million due in 2012, $140.0 million due in 2013, $300.2 million due in 2014, $19.7 million due in 2015 and $745.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2010, we paid $96.6 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of September 30, 2011, we had cash and cash equivalents of $483.4 million and availability of $99.6 million under our $100.0 million senior secured revolving credit facility which matures in April 2015.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flows from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. Moreover, the health of the worldwide banking system and financial markets affects the liquidity in the global economic environment. Volatility in fixed income, credit and equity markets could make it difficult for us to maintain our existing credit facilities or refinance our debt. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $100.8 million as of September 30, 2011. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their service based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

We Face Warranty Claims, Product Return and Liability Risks, the Risk of Economic Damage Claims and the Risk of Negative Publicity if Our Packages Fail.

Our packages are incorporated into a number of end products, and our business is exposed to warranty claims, product return and liability risks, the risk of economic damage claims and the risk of negative publicity if our packages fail.

We receive warranty claims from our customers for quality excursions in our packaging which occurs from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers' products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs, suffer other economic losses and our credibility and the market's acceptance of our packages could be harmed.

Absence of Backlog - The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers' demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, financial condition and cash flows.

Risks Associated With International Operations - We Depend on Our Factories and Operations in China, Japan, Korea, the Philippines and Taiwan. Many of Our Customers' and Vendors' Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers' and vendors' operations are located outside the U.S. The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•	regulatory limitations imposed by foreign governments, including limitations or taxes imposed on the payment of dividends and other payments by non-U.S. subsidiaries;

•	fluctuations in currency exchange rates;

•	political, military, civil unrest and terrorist risks, particularly an increase in tensions between North Korea and South Korea;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	changes in regulatory requirements, tariffs, customs, duties and other restrictive trade barriers or policies;

•	difficulties in staffing, retention and employee turnover and managing foreign operations, including foreign labor disruptions; and

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate.

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

Our Management Information Systems May Prove Inadequate - We Face Risks in Connection With Our Current Project to Install a New Enterprise Resource Planning System For Our Business.

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

Difficulties Consolidating and Evolving Our Operational Capabilities - We Face Challenges as We Integrate Diverse Operations.

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

Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely.

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

Loss of Customers - The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 60.2%, 54.2% and 53.4% of our net sales in the nine months ended September 30, 2011, and the years ended December 31, 2010 and 2009, respectively. Two customers each accounted for greater than 10% of our sales during the nine months ended September 30, 2011. No customer accounted for greater than 10% of our sales during the year ended December 31, 2010. A single customer accounted for more than 10% of our sales during the year ended December 31, 2009.

The demand for our services from each customer is directly dependent upon the customer's level of business activity, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we currently assemble or test and a number of other factors. Each of these factors could vary significantly from year to year, resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that these key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our sales and profitability. For example, our facility in Iwate, Japan is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement that expires in December 2013 with International Business Machines, or IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions - We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

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

Impairment Charges - Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws.

Our corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities' determinations to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows.

Intellectual Property -Our Business Will Suffer if We Are Not Able to Develop New Proprietary Technology, Protect Our Proprietary Technology and Operate Without Infringing the Proprietary Rights of Others.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc. and complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, both of which are described in more detail in Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

Packaging and Test - Packaging and Test Processes Are Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide.

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

In addition, in line with industry practice, new customers usually require us to pass a lengthy and rigorous qualification process that may take several months. If we fail to qualify packages with potential customers or customers, such failure could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Competition - We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities.

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, we may in the future have to compete with companies (including semiconductor foundries) that may enter the market or offer new or emerging technologies that compete with our packages and services. For example, one of the major semiconductor foundries has indicated that it is considering an expansion of its operations to include packaging and test services.

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

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union's Restriction of Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive imposes strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In response to this directive, and similar laws and developing legislation in countries like China, Japan and Korea, we have implemented changes in a number of our manufacturing processes in an effort to achieve compliance across all of our package types. Complying with existing and possible future environmental laws and regulations, including laws and regulations relating to climate change, may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters, Including the Recent Earthquake and Tsunami in Japan.

We have significant packaging and test and other operations in locations which are subject to natural disasters such as earthquakes, tsunamis, typhoons, floods and other severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have significant operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, on March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan's power and other infrastructure, as well as its economy. Japan is a major supplier of semiconductors, silicon wafers, specialty chemicals, substrates, equipment and other supplies to the electronics industry, and the earthquake could have an impact on the overall supply chain for electronics. A number of our suppliers and customers are also located in Japan. Some of these suppliers and customers have been impacted by the events in Japan and continue to be affected by unreliable power, shipping constraints and issues with their respective suppliers. Additionally, many of our customers in Japan and in other parts of the world may be unable to obtain adequate supplies of components as a result of the events in Japan, which could reduce the demand for our packaging and test services. In addition, in October 2011, Thailand experienced substantial flooding which has affected the facilities and operations of customers and suppliers in our industry. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by the events in Japan, Thailand or future natural disasters of a similar nature.

Fire, Flood or Other Calamity - With Our Operations Conducted in a Limited Number of Facilities, a Fire, Flood or Other Calamity at one of Our Facilities Could Adversely Affect Us.

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

Continued Control By Existing Stockholders - Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.

As of September 30, 2011, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 87,899,000 shares, or approximately 47%, of our outstanding common stock. Approximately 13,351,000 of these shares (the “2013 Convert Shares”) were acquired upon the conversion in January 2011 of all $100.0 million of our 6.25% Convertible Subordinated Notes due 2013. The Kim family also has options to acquire approximately 923,000 shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49,595,000 shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138,417,000 shares, or approximately 58%, of our outstanding common stock.

The 2013 Convert Shares and the 2014 Convert Shares are each subject to separate voting agreements that require the Kim family to vote these respective shares in a “neutral manner” on all matters submitted to Amkor stockholders for a vote, so that such 2013 Convert Shares and 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor's stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2013 Convert Shares or 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of Amkor common stock. The voting agreement for the 2013 Convert Shares terminates upon the earliest of (i) December 1, 2013, (ii) at such time as no principal amount of the 2013 Notes or any 2013 Convert Shares remain outstanding, (iii) a change of control transaction (as defined in the voting agreement) or (iv) the mutual agreement of the Kim family and Amkor. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially own any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

Subject to the requirements imposed by the voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim's family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended September 30, 2011.

Issuer Repurchase of Equity Securities

The following table provides information about the repurchase of our common stock during the three months ended September 30, 2011. See Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

July 1-July 31	99,649	$7.67	—	—
August 1-August 31	560,103	4.34	556,760	$147,585,109
September 1-September 30	10,348,609	4.48	10,345,322	101,277,881
Total	11,008,361	$4.50	10,902,082

(a)	Includes 106,279 shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)	On August 30, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses.

Item 6.        Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Joanne Solomon
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: November 3, 2011

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*
This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.