Form 10-K
period 2011-12-31
AMKOR TECHNOLOGY INC
filed 2012-02-24
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $675.8 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of January 27, 2012, was as follows: 168,348,463 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. Amkor®, Amkor Technology®, ChipArray®, FlipStack®, FusionQuad®, MicroLeadFrame® and TMV® are registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above registered trademarks in this report may occur without the respective superscript symbol (®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

PART I

Item 1.	Business

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement.

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

•	Developing expertise in high-volume manufacturing processes and

•
Having a diversified operational scope with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, the Philippines, Taiwan and the United States (“U.S.”).

Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of tiny transistor elements into complex patterns of electronic circuitry on silicon wafers, thereby creating large numbers of individual semiconductor devices or integrated circuits on each wafer (generally referred to as “chips” or “die”). Each device on the wafer is tested and the wafer is cut into pieces called chips. The chips are attached through wirebonding to a substrate or leadframe, or to a substrate in the case of flip chip interconnect and then encased in a protective material to create a package. For a wafer-level package, the electrical interconnections are created directly on the surface of the wafer without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

Our packaging services are designed to meet application and chip specific requirements including the type of interconnect technology employed; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services.

Our customers include, among others: Altera Corporation; Analog Devices, Inc.; Broadcom Corporation; Infineon Technologies AG; International Business Machines Corporation (“IBM”); LSI Corporation; Qualcomm Incorporated; ST Microelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

Amkor’s web site is http://www.amkor.com. Amkor makes available free of charge through its web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our web site, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct, our Code of Ethics for Directors and other information and materials. The information on Amkor’s web site is not incorporated by reference into this report.

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:

•
An increasing demand for mobile and internet-connected devices, including world-wide adoption of mobile “smart” phones and tablets that can access the web and provide multimedia capabilities. The demand for digital video content has driven a range of higher performance internet connected home and mobile consumer electronics products including the rapidly growing smartphone and tablet categories.

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
Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles.

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

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at a high level of utilization for an extended period of time to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Contract service providers of packaging and test services, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

Contract service providers can facilitate a more efficient supply chain and help shorten time-to-market for new products.

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Semiconductor companies frequently do not have sufficient time to develop their packaging and test capabilities or deploy the equipment and expertise to implement new packaging technology in volume. For this reason, semiconductor companies are leveraging the resources and capabilities of contract service providers of packaging and test services to deliver their new products to market more quickly.

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

COMPETITIVE STRENGTHS AND STRATEGY

We believe we are well-positioned in the outsourced packaging and test services market. To build upon our industry position and to remain one of the preferred providers of semiconductor packaging and test services, we are pursuing the following strategies:

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, FusionQuad, flip chip ball grid array, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and three dimensional or “3D” stacking interconnect solutions. We have been investing in our technology leadership in electroplated wafer bumping, wafer-level processing and 3D packaging technologies. We have also been a leader in developing environmentally friendly integrated circuit packaging, which involves the elimination of lead and certain other materials.

In the area of 3D packaging, we have been a market and technology leader in both stacked die, such as stacked chip scale packages and FlipStack, and stacked package technologies such as PoP and TMV. The semiconductor industry is now entering a new period of 3D packaging development where Through Silicon Via (“TSV”) interconnect technology will be used to create 3D integrated circuits. We continue to invest in developing the key processes and package assembly technologies required for our customers to deliver 3D chip solutions to market. We are a leader in wafer thinning, micro-bumping and TSV-based flip chip stacking technologies, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy new 3D packaging technologies with high density TSV interconnections.

We provide a complete range of test engineering services from test program development to full product characterization for radio frequency mixed signal, logic and memory devices. We are a major provider of radio frequency test services and a leader in strip test, an innovative parallel test solution that offers customers lower cost, faster index time and improved yields.

We have approximately 400 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies.

Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies

Our customers include most of the world’s largest semiconductor companies and over the last four decades, we have developed long-standing relationships with many of these companies. We believe that our production excellence has been a key factor in our success in attracting and retaining customers. We work with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower our costs.

We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We collaborate with customers and leading OEMs to develop comprehensive packaging solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor companies and OEM electronic companies, we gain access to technology roadmaps for next generation semiconductor designs and obtain the opportunity to develop new packages that satisfy their future requirements.

Broad Offering of Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and other design challenges, and we employ a large number of package design engineers to solve these challenges. We produce hundreds of package types which encompass more than 1,000 unique products, representing one of the broadest package offerings in the semiconductor industry. These packaging solutions are driven by the needs of our customers for more electrical connections, enhanced electrical or thermal performance, smaller package size and lower cost.

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

Geographically Diversified Operational Base

We have a broad and geographically diversified operational footprint. Our operations comprise more than five million square feet of manufacturing space strategically located in five countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide cost effective solutions to our customers by:

•	Offering capacity to absorb large orders and accommodate quick turn-around times;

•	Obtaining favorable pricing on materials and equipment, where possible, by using our purchasing power and leading industry position;

•	Qualifying production of customer devices at multiple manufacturing sites to mitigate the risks of supply disruptions and

•	Providing capabilities and solutions for customer-specific requirements.
Competitive Cost Structure and Disciplined Capital Investment

We believe that a competitive cost structure and disciplined capital investment decisions are key factors for achieving profitability and generating free cash flow. There has been a continuous push throughout the entire semiconductor supply chain for lower cost solutions. Some of our cost control efforts have included: (1) increasing strip densities to drive higher throughput; (2) developing smaller gold wire diameter solutions; (3) migrating from gold wire to copper wire for certain wirebond packages and (4) increasing labor productivity.

We operate in a cyclical industry. During an industry downturn, similar to the downturn in late 2008 and 2009, we take actions to reduce our costs and drive greater factory and administrative efficiencies. Cost control efforts can include reducing labor costs by temporarily lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies where available.

PACKAGING AND TEST SERVICES

The following table sets forth, for the periods indicated, the amount of packaging and test net sales and the percentage of such net sales:

	Year Ended December 31,
	2011		2010		2009
	(In millions, except percentage of net sales)
Packaging services
Chip scale package	$965	34.8%	$954	32.5%	$695	31.9%
Ball grid array	625	22.5%	747	25.4%	500	23.0%
Leadframe	692	24.9%	761	25.9%	587	26.9%
Other packaging	211	7.6%	188	6.4%	152	7.0%
Total packaging services	2,493	89.8%	2,650	90.2%	1,934	88.8%
Test services	283	10.2%	289	9.8%	245	11.2%
Total net sales	$2,776	100.0%	$2,939	100.0%	$2,179	100.0%

Packaging Services

We offer a broad range of package formats and services to our customers. Our package services are divided into three families: chip scale package, ball grid array and leadframe. We also provide other packaging services, such as wafer bumping which supports our flip chip and wafer-level packages. The differentiating characteristics of package formats can include: (1) size, (2) number of electrical connections, (3) thermal and electrical characteristics, (4) number of chips incorporated, (5) types of interconnect technologies employed and (6) integration of active and passive components.

The following table sets forth the various combinations of interconnect technologies and package carriers, and some characteristics, for each package family.

	Chip Scale Package	Ball Grid Array	Leadframe

Interconnect Technology	Wirebond Flip Chip	Wirebond Flip Chip	Wirebond

Package Carrier	Substrate Wafer Level	Substrate	Leadframe

Characteristics	Small Form Factor Low to High I/O Density Low to Medium Power Consumption 2D and 3D Configurations	Large Form Factor High I/O Density Medium to High Power Consumption	Variety of Form Factors Low to Medium I/O Density Low Cost Low to High Power Consumption 2D and 3D Configurations

Interconnect Technologies

Wirebonding and flip chip are the two interconnect technologies used to connect the die to the package carrier.

Wirebond:  With wirebond packages, the die is mounted face up on the substrate or leadframe and very fine gold or copper wires are attached from the perimeter of the die to the substrate or leadframe. Wirebonding is generally considered to be the most cost-effective and flexible interconnect technology and is used to assemble the majority of semiconductor packages.

Flip Chip:  With flip chip packages, the interconnection between the die and substrate is made through a conductive “bump” that is placed directly on the die surface utilizing a process called wafer bumping. The bumped die is then “flipped over” and placed face down, with the bumps connecting directly to the substrate. Flip chip packages provide a higher density interconnection capability than wirebond packages as flip chip technology uses the entire surface area of the die, and sometimes the perimeter as well, instead of just the perimeter used by wirebond packages. Flip chip technology also provides enhanced thermal and electrical performance, and enables smaller die and thinner and smaller form factors (or physical package dimensions).

Hybrid:  Certain 3D and system-in-package applications may contain both wirebond and flip chip die in a single package. These structures are commonly referred to as FlipStack and are supported in both chip scale and ball grid array package structures.

Package Carrier

Leadframe:  Leadframe packages utilize metal (typically copper) as the package carrier and typically place the electrical interconnect leads to the system board around the perimeter of the package. Leadframe packages are used in virtually every electronic device and remain the most practical and cost-effective solution for many low to medium pin count applications. Traditional leadframe packages are typically not cost or form factor effective for pin counts above 200. To address this limitation, Amkor developed FusionQuad, a proprietary leadframe package that integrates internal leads with perimeter leads to enable pin counts of up to 376.

Substrate:  Substrate packages utilize a laminate as the package carrier. Laminate substrates are composed of multiple layers of epoxy resin, woven glass fibers and metal conductors. These substrate packages have the electrical interconnects to the system board on the bottom of the package in the form of solder balls that are distributed across the bottom surface of the package (called a “ball grid array” format). The chip is attached to the substrate through either wirebond or flip chip technologies. Substrate packages were developed to facilitate the higher number of interconnections required by many advanced semiconductor devices.

Wafer-Level:  Wafer-level packages do not use a leadframe or substrate as the package carrier. The interconnect bumping process is carried out on the entire wafer at the chip level using proprietary process technologies. The bumped wafer is subsequently singulated into individual chips (“diced”) and the wafer-level package is subsequently attached directly to the system board.

Chip Scale Packages

Chip scale packages are substrate-based packages where the package size is not much larger than the chip itself, and which have very small form factors and fine ball pitches (or distance between balls). The size advantage provided by chip scale packaging technologies has made this the package of choice for a wide variety of applications that require very small form factors such as wireless handsets and mobile consumer electronic devices. For example, we have developed a fine pitch copper pillar flip chip packaging solution which creates interconnections at finer pad pitches using fine pitch copper pillar bumping and a newly developed packaging process to reduce the number of substrate layers and facilitate very thin packages.

Advances in packaging technology now allow the placement of two or more chips on top of each other within a single package. This concept, known as 3D packaging, permits a higher level of semiconductor density and greater functionality. Some of our 3D chip scale packages include:

•	Stacked chip scale packages that contain two or more chips placed on top of each other and are ideal for chipsets and memory applications and

•
PoP solutions using extremely thin chip scale packages that are stacked on top of each other, enabling the integration of logic and memory in a single footprint, as well as multiple memory applications.

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

Examples of ball grid array packages include:

•
Flip chip ball grid array packages that incorporate a face down bumped die onto a substrate using a ball grid array format and are increasingly being used with advanced silicon nodes enabling our customers to implement more powerful new applications and smaller devices and

•
Plastic ball grid array packages that use wirebond technology in applications requiring higher pin count than chip scale or leadframe packages, but typically have lower interconnect density than flip chip.

Leadframe Packages

Leadframe packages place the electrical interconnects to the system board around the perimeter of the package. Wirebonding technology is used to interconnect the chip to the leadframe package carrier. Leadframe-based packages are the most widely used package family in the semiconductor industry.

Traditional leadframe-based packages support a wide variety of device types and applications. Two of our most popular traditional leadframe package types are small outline integrated circuit and quad flat package, commonly known as “dual” and “quad” products, respectively, based upon the number of sides from which the leads extend. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.

Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, and which have the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We are developing increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. One of our more successful advanced leadframe package offerings is the MicroLeadFrame family of quad flat no lead packages.

Other Packaging Services

Other packaging services is primarily composed of wafer bumping services. Wafer bumping is a preliminary step in the manufacture of both flip chip and wafer-level packages. The wafer bumping process consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides, and providing a pad metallurgy that will protect the interconnections while making good mechanical and electrical connection between the bump and the substrate.

Test Services

Amkor provides a complete range of semiconductor testing services including wafer testing or probe, various types of final testing, strip testing and complete end-of-line test services up to and including final shipping. We have testing operations in our facilities in China, Japan, Korea, the Philippines and Taiwan which enables fast feedback, streamlined logistics and shorter cycle times. We also offer many specialized logistical services including security certification and anti-counterfeit measures. Substantially all of our test business is derived from packages we assemble.

We test a variety of device types across all of our package families including radio frequency, analog and mixed signal, digital, power management, memory and various combinations such as application-specific integrated circuits, multi chip modules, system-in-package, and stacked chips. Testing solutions vary depending upon the complexity of the device. Specialized solutions are required for packages that also process non-electric stimuli, including sensors, accelerometers, gyrometers and various types of micro-electro-mechanical devices.

Test Development Services

We offer a full range of test software, hardware, integration and product engineering services, and we support a range of business models and test capabilities. Some customers develop their test solutions and provide them to us, while other customers need our engineering resources. We support a variety of co-development and collaboration models. Our test development centers located in China, Korea, the Philippines and the U.S. are in close proximity to many of our customers' design centers.

Wafer Test Services

Wafer test, also referred to as wafer probe, is performed after wafer fabrication or wafer bumping to screen out defective devices prior to packaging. We offer a range of wafer test coverage that can be tailored based on the cost and complexity of the die, the package and the product. These services range from coarse level screening for major defects all the way up to probing at high digital speeds and can include full radio frequency transmit and receive and testing at multiple temperatures. Wafer testing can also involve a range of wafer mapping and inspection operations.

Final Test Services

After the packaging process, final test is performed to ensure that the packaged device meets the customer’s requirements. Final test spans a range of rigor and complexity depending on the device and end market application. More rigorous types of final test include testing multiple times under different electrical and temperature conditions and before and after device reliability stresses, such as burn-in. In addition to electrical testing, specialized solutions are required for packages that also process non-electric stimuli.

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

End Market	Applications	Amkor Packaging and Test Services

Communications	Handsets (Cell Phones, Feature Phones, Smart Phones) Tablets Wireless LAN Handheld Devices
Flip Chip Chip Scale Package
Stacked Chip Scale Package
Flip Chip Stacked Chip Scale Package
Fine Pitch Copper Pillar Flip Chip Chip Scale Package
ChipArray Ball Grid Array
Test Services
MicroLeadFrame
Package-on-Package
Micro-electro-mechanical Systems

Consumer	Gaming Television Set Top Boxes Portable Media Digital Cameras	Flip Chip Ball Grid Array Thin Quad Flat Pack Plastic Ball Grid Array Test Services MicroLeadFrame ChipArray Ball Grid Array

Computing	Desk Top Computer Laptop Computer Notebook Computer Netbook Computer Hard Disc Drive Computer Server Displays Printers Other Peripherals	Thin Quad Flat Pack Plastic Ball Grid Array MicroLeadFrame ChipArray Ball Grid Array Test Services Small Outline Integrated Circuit Flip Chip Ball Grid Array

Networking	Servers Routers Switches	Flip Chip Ball Grid Array Plastic Ball Grid Array ChipArray Ball Grid Array Test Services

Other	Automotive Industrial	Small Outline Integrated Circuit Plastic Ball Grid Array Thin Quad Flat Pack MicroLeadFrame Test Services Micro-electro-mechanical Systems

For packaging and test segment information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new packaging solutions and test services, and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. By concentrating our research and development on our customers’ needs for innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards. In addition, we leverage our research and development by licensing our leading edge technology, such as MicroLeadFrame, Fine Pitch Copper Pillar Flip Chip, TMV, Lead Free Bumping and FusionQuad.

Our areas for research and development include:

•	3D packaging;

•	Advanced flip chip packaging;

•	Advanced micro-electromechanical system packaging and testing;

•	Copper Pillar bumping and packaging;

•	Copper wire interconnects;

•	Engineering and characterization tools;

•	Laminate and leadframe packaging;

•	Manufacturing cost reductions;

•	TMV technology;

•	TSV technology;

•	Wafer Level Fan Out technology and

•	Wafer level processing.
We have key development partners within our customer and supplier base. We work with our partners and allocate our resources to develop applications that have promising potential for a healthy return on investment.

As of December 31, 2011, we had approximately 400 employees engaged in research and development activities. In 2011, 2010 and 2009, we spent $50.4 million, $47.5 million and $44.5 million, respectively, on research and development.

MARKETING AND SALES

Our marketing and sales offices are located throughout Asia, Europe and North America. Our support personnel manage and promote our packaging and test services and provide key customer and technical support.

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

Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends;

•	Managing the start-up of specific packaging and test programs;

•	Working to improve our customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to ensure package reliability and

•	Collaborating with our customers on continuous quality improvement initiatives.
Further, we implement direct electronic links with our customers to:

•
Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, including production yields, device specifications and quality indices and

•	Connect our customers to our sales and marketing personnel world-wide and to our factories.
SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia. In addition, semiconductor companies generally reduce their production during the holidays at the end of December which results in a decrease in units for packaging and test services during the first quarter. Our business is tied to market conditions in the semiconductor industry which is highly cyclical. The semiconductor industry has experienced significant and sometimes prolonged cyclical downturns in the past. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

CUSTOMERS

As of December 31, 2011, we had approximately 225 customers, including many of the largest semiconductor companies in the world. The table below lists our top 25 customers in 2011 based on net sales:

Altera Corporation	Micron Technology, Inc.
Analog Devices, Inc.	Nordic Semiconductor ASA
Atmel Corporation	ON Semiconductor Corporation
Avago Technologies Limited	Panasonic Corporation
Broadcom Corporation	Qualcomm Incorporated
Cypress Semiconductor Corporation	Renesas Electronics Corporation
Entropic Communications, Inc.	Samsung Electronics Co., Ltd.
Freescale Semiconductor, Inc.	Sony Corporation
Global Unichip Corp.	ST Microelectronics N.V.
Infineon Technologies AG	Texas Instruments Incorporated
International Business Machines Corporation (“IBM”)	Toshiba Corporation
LSI Corporation	Xilinx, Inc.
Maxim Integrated Products, Inc.

Our top 25 customers accounted for 83.1% of our net sales in 2011, and our ten largest customers accounted for approximately 61.0%, 54.2% and 53.4% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Qualcomm Incorporated and Texas Instruments Incorporated each accounted for more than 10% of our consolidated net sales in 2011. No customer accounted for more than 10% of our consolidated net sales in 2010. Qualcomm Incorporated accounted for more than 10% of our consolidated net sales in 2009.

For segment information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

MATERIALS AND EQUIPMENT

Materials

Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are leadframes, laminate substrates, gold and copper wire, mold compound, epoxy, tubes and trays. The silicon wafer is generally consigned from the customer. We do not take ownership of the customer consigned wafer, and title and risk of loss remains with the customer for these materials. Test materials constitute a very small portion of our total test cost. We purchase materials based on customer forecasts, and our customers are generally responsible for any unused materials which we purchased based on such forecasts.

We obtain the materials required for packaging services from various suppliers. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. We work closely with our primary material suppliers to ensure that materials are available and delivered on time and, we also negotiate world-wide pricing agreements with our major suppliers to take advantage of the scale of our operations.

Equipment

Our ability to meet the changing demand from our customers for manufacturing capacity depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.

Packaging Equipment

The primary types of equipment used in providing our packaging services are wirebonders and die bonders. In addition, we maintain a variety of other packaging equipment, including mold, singulation, die attach, ball attach and wafer backgrind, along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our packages through the use of relatively low cost tooling, although equipment used in advanced packaging can be more difficult to redeploy than equipment used in traditional wirebond packaging.

We also purchase wafer bumping equipment to facilitate our flip chip and wafer level packaging services. Wafer bump equipment includes sputter and spin coaters, electroplating equipment and reflow ovens. This equipment tends to have longer lead times for order and installation than other packaging equipment and is sold in relatively larger increments of capacity.

Test Equipment

The primary equipment used in the testing process includes testers, handlers and probers. Handlers are used to transfer individual or small groups of packaged integrated circuits to a tester. Test equipment is generally a more capital intensive portion of the process and tends to have longer delivery lead times than most types of packaging equipment. We focus our capital additions on standardized tester platforms in order to maximize test equipment utilization where possible.

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
Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our integrated device manufacturer customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. In the future we may also compete with companies (including semiconductor foundries) that may enter the market or offer new or emerging technologies that compete with our packaging and test services. In addition, we compete with companies that offer only test services and not packaging.

The principal elements of competition in the semiconductor packaging and test services market include:

•	technical competence;

•	quality;

•	price;

•	breadth of packaging and test services offered, including turnkey services;

•	new package and test design, technology innovation and implementation;

•	cycle times;

•	customer service and

•	available capacity and ability to invest in capacity, geographic location and scale of manufacturing.
We believe that we generally compete favorably with respect to each of these elements.

INTELLECTUAL PROPERTY

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad and their durations vary depending on the jurisdiction in which each patent is filed. Although our patents are an important element of our intellectual property strategy as a whole, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

We also protect certain details about our processes, products and strategies as trade secrets by maintaining the confidentiality of the information we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks. We have promoted and will continue to promote our particular brands through advertising and other marketing techniques.

EMPLOYEES

As of December 31, 2011, we had approximately 18,300 full-time employees. Of the total employee population, approximately 13,400 were engaged in manufacturing services, 2,900 were engaged in manufacturing support, 400 were engaged in research and development, 200 were engaged in marketing and sales and 1,400 were engaged in administration, business management and finance. We believe that our relations with our employees are good, and we have never experienced a work stoppage in any of our factories. Our employees in France, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan and Korea are members of a union and we operate subject to collective bargaining agreements that we have entered into with the unions in Japan and Korea.

Item 1A.	Risk Factors

The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part II, Item 7 of this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also impair our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.

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

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined. Although the world economy recovered somewhat in 2010, the slow rate of economic growth in 2011 and the recent economic uncertainty in Europe could adversely affect consumer demand in the U.S. and globally, which may negatively impact our operating results.

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation, including precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	difficulties integrating acquisitions and the failure of our joint ventures to operate in accordance with business plans;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates and the cost of materials used in our packaging services such as gold and copper;

•	delay, rescheduling and cancellation of large orders and

•	fluctuations in our manufacturing yields.
It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets and consumer demand. Although the world economy recovered somewhat in 2010, the slow rate of economic growth in 2011 and the recent economic uncertainty in Europe could continue to cause volatility in customer forecasts and reduce our visibility regarding future demand in the semiconductor industry. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization of our human resources and packaging and test equipment. In particular, increases or decreases in our capacity utilization can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. For example, we experienced lower than optimum utilization in late 2008 and in 2009 due to a decline in world-wide demand for our packaging and test services which impacted our gross margin. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment assets. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. Although our capacity utilization at times has been strong, we cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher margins, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers and by driving engineering and technological changes in our packaging and test processes, which resulted in reduced manufacturing costs. We expect downward pressure on average selling prices for our packaging and test services to continue in the future. If we are unable to offset a decline in average selling prices, by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

Decisions by Our Integrated Device Manufacturer Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by integrated device manufacturers, or IDMs. Our IDM customers continually evaluate the need for outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

The reasons IDMs may shift their internal capacity include:

•	their desire to realize higher utilization of their existing packaging and test capacity, especially during downturns in the semiconductor industry;

•	their unwillingness to disclose proprietary technology;

•	their possession of more advanced packaging and test technologies and

•	the guaranteed availability of their own packaging and test capacity.
In addition, to the extent we limit capacity commitments for certain customers, these customers may increase their level of in-house packaging and test capabilities, which could make it more difficult for us to regain their business when we have available capacity.

In a downturn in the semiconductor industry, IDMs could respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. Also, the IDMs could curtail or reverse the trend of outsourcing packaging and test services. If we experience a significant loss of IDM business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of December 31, 2011, our total debt balance was $1,346.7 million, of which $59.4 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

Our substantial indebtedness could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under our indentures to purchase notes tendered as a result of a change in control of Amkor;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	increase the volatility of the price of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.
We May Have Difficulty Funding Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2011, we had capital additions of $453.0 million and in 2012, we currently expect to make capital additions of approximately $300 million for projects already planned for 2012. The actual amount of our 2012 capital additions may vary materially and will depend on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities to service customer demand and the availability of cash flow from operations or financing.

In addition, we have a significant level of debt, with $1,346.7 million outstanding at December 31, 2011, $59.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $59.4 million due in 2012, $138.9 million due in 2013, $378.4 million due in 2014, $24.0 million due in 2015, $1.0 million due in 2016 and $745.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2011, we paid $81.3 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2011, we had cash and cash equivalents of $434.6 million and availability of $99.7 million under our $100.0 million senior secured revolving credit facility which matures in April 2015.

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

The breach of any of these covenants by us or the failure by us to meet any of the financial ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

We Have Significant Severance Plan Obligations Associated With Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $106.5 million as of December 31, 2011. Existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we would be required to fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to currently deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Under the existing Korean plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements in Part II, Item 8 to this Annual Report on Form 10-K.

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

We receive warranty claims from our customers which occur from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs, or suffer other economic losses and our credibility and the market’s acceptance of our packages could be harmed.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows would be adversely affected.

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

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers’ and vendors’ operations are located outside the U.S.  The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•	regulations imposed by foreign governments, including limitations or taxes imposed on the payment of dividends and other payments by non-U.S. subsidiaries;

•	fluctuations in currency exchange rates;

•	political, military, civil unrest and terrorist risks, particularly an increase in tensions between North Korea and South Korea;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	changes in regulatory requirements, tariffs, customs, duties and other restrictive trade barriers or policies;

•	difficulties in staffing, retention and employee turnover and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights and

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate.
Changes in the U.S. Tax Law Regarding Earnings Of Our Subsidiaries Located Outside the U.S. Could Materially Affect Our Future Results.

There have been proposals to change U.S. tax laws that would significantly impact how U.S. corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form any of these proposals might be enacted into law, if adopted they could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.

We Face Risks in Connection with the Continuing Development and Implementation of Changes to Our Management Information Systems

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. We have made and continue to make significant investments to implement and evolve our management information systems. In addition, we are implementing a new shop floor system in certain of our factories. We face risks in connection with current and future projects to install new management information systems or upgrade our existing systems. These risks include:

•	we may face delays in the design and implementation of the system;

•	the cost of the system may exceed our plans and expectations and

•
disruptions resulting from the implementation of the system may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.

Our business could be materially and adversely affected if our management information systems are disrupted or if we are unable to successfully install new systems or improve, upgrade, integrate or expand upon our existing systems.

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

Difficulties Consolidating and Integrating Our Operations — We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility consolidations, strategic acquisitions, joint ventures and other partnering arrangements. For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. These changes can strain our managerial, financial, operational and other resources. We may continue to face these challenges in the future. For example, we currently have a 30% investment in J-Devices, with options to acquire additional equity interests up to 80%. If we were to acquire these interests, we would need to integrate the J-Devices operation with our existing systems. The J-Devices integration or other future acquisitions, consolidations and partnering arrangements could result in operating inefficiencies, increased costs and a burden on our resources as we integrate operations.

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely.

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronic industry supply chain impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, in acceptable quality or at competitive prices.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new requirements regarding the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. Industry associations and some of our customers are also implementing initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packaging do not come from the conflict areas. We may incur additional costs associated with complying with the new requirements and customer initiatives. These new requirements and customer initiatives could affect the sourcing and availability of metals used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the metals we use in our manufacturing process. If we are unable to certify that the metals we use in our packages are conflict-free, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal time frame or to increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment on a timely basis could delay or impair our ability to meet customer orders. If we are unable to meet customer orders, we could lose potential and existing customers. Generally, we acquire our equipment on a purchase order basis and do not enter into long-term equipment agreements. As a result, we could experience adverse changes in pricing, currency risk and potential shortages in equipment in a strong market, which could have a material adverse effect on our results of operations.

We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs that reduce the material content and cost, such as the use of shorter, thinner, gold wire and migration to copper wire. However, we typically do not have long-term contracts that permit us to impose price adjustments, and market conditions may limit our ability to do so. Significant price increases may adversely impact our gross margin in future periods to the extent we are unable to pass along past or future commodity price increases to our customers.

Loss of Customers — The Loss of Certain Customers or Reduced Orders from Existing Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 61.0%, 54.2% and 53.4% of our net sales in the years ended December 31, 2011, 2010 and 2009, respectively. Two customers each accounted for more than 10% of our consolidated net sales in 2011, no customer exceeded 10% of consolidated net sales in 2010 and one customer exceeded 10% of our consolidated net sales in 2009.

The demand for our services from each customer is directly dependent upon that customer’s level of business activity, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we currently package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our sales and profitability. For example, our facility in Iwate, Japan is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In 2011, one customer accounted for 17% of our consolidated net sales, representing approximately 15% of our packaging net sales and 30% of our test net sales. In 2011, another customer accounted for 11% of our consolidated net sales, substantially all of which were packaging net sales. If we were to lose either or both of our two largest customers, or if they significantly reduced their level of business with us, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Furthermore, if we cannot generate or raise additional funds to pay for capital additions, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing;

•	volatility in fixed income, credit and equity markets and

•	economic, political and other global conditions.
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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in these legal proceedings or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development, capital expenditures and acquisitions in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types, which could adversely affect our ability to meet customer orders and adversely impact our business.

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

Our competitors may develop, patent or gain access to know-how and technology similar to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The semiconductor industry is characterized by frequent claims regarding the infringement of patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us or our customers, we could be required to:

•	discontinue the use of certain processes;

•	cease to provide the services at issue;

•	pay substantial damages;

•	develop non-infringing technologies or

•	acquire licenses to such technology.
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, both of which are described in more detail in Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

Packaging and Test — Packaging and Test Processes Are Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide.

Semiconductor packaging and test services are complex processes that require significant technological and process expertise. Defective packages primarily result from:

•	contaminants in the manufacturing environment;

•	human error;

•	equipment malfunction;

•	changing processes to address environmental requirements;

•	defective raw materials or

•	defective plating services.
Testing is also complex and involves sophisticated equipment and software. Similar to many software programs, these software programs are complex and may contain programming errors or “bugs.” The testing equipment is also subject to malfunction. In addition, the testing process is subject to operator error.

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

In addition, in line with industry practice, new customers usually require us to pass a lengthy and rigorous qualification process that may take several months. If we fail to qualify packages with potential customers or existing customers, such failure could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities.

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. If one or more of these competitors were to significantly exceed our expenditures on capacity expansion, our market share and business could be negatively impacted. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, in the future we may compete with companies (including semiconductor foundries) that may enter the market or offer new or emerging technologies that compete with our packages and services. For example, one of the major semiconductor foundries, which is substantially larger and has greater financial resources than we do, has indicated that it is considering an expansion of its operations to include packaging and test services.

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

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses liquid chemicals, gases and materials. These processes generate by-products that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local laws and regulations in the U.S., as well as environmental laws and regulations in foreign jurisdictions, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. We may become liable under environmental laws for the cost of cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties. In such an event, we could be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and could also be subject to revocation of permits negatively affecting our operations.

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

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters, Including the Recent Earthquake and Tsunami in Japan.

We have significant packaging and test and other operations in locations which are subject to natural disasters such as earthquakes, tsunamis, typhoons, floods and other severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have significant operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, Japan experienced a severe earthquake and tsunami in 2011 that resulted in significant disruption in the electronics industry supply chain and adversely affected Japan's economy and consumer spending. In addition, in October 2011, Thailand experienced substantial flooding which has affected the facilities and operations of customers and suppliers in our industry. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by the events in Japan, Thailand or future natural disasters of a similar nature.

Fire, Flood or Other Calamity — With Our Operations Conducted in a Limited Number of Facilities, a Fire, Flood or Other Calamity at one of Our Facilities Could Adversely Affect Us.

We conduct our packaging and test operations at a limited number of facilities. Significant damage or other impediments to any of these facilities, whether as a result of fire, flood, weather, the outbreak of infectious diseases (such as SARs or flu), civil strife, industrial strikes, breakdowns of equipment, difficulties or delays in obtaining materials and equipment, natural disasters, terrorist incidents, industrial accidents or other causes could temporarily disrupt or even shut down our operations, which would have a material adverse effect on our business, financial condition and results of operations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. For example, our operations in Asia are vulnerable to regional typhoons that can bring with them destructive winds and torrential rains, which could in turn cause plant closures and transportation interruptions. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. While we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses.

Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can
Substantially Control The Outcome of All Matters Requiring Stockholder Approval.

As of January 27, 2012, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 87,899,000 shares, or approximately 52%, of our outstanding common stock. Approximately 13,351,000 of these shares (the “2013 Convert Shares”) were acquired upon the conversion in January 2011 of all $100.0 million of our 6.25% Convertible Subordinated Notes due 2013. The Kim family also has options to acquire approximately 985,000 shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49,595,000 shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138,479,000 shares, or approximately 63%, of our outstanding common stock.

The 2013 Convert Shares and the 2014 Convert Shares are each subject to separate voting agreements. The agreements require the Kim family to vote these respective shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such 2013 Convert Shares and 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2013 Convert Shares or 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the 2013 Convert Shares terminates upon the earliest of (i) December 1, 2013, (ii) at such time as no principal amount of the 2013 Notes or any 2013 Convert Shares remain outstanding, (iii) a change of control transaction (as defined in the voting agreement) or (iv) the mutual agreement of the Kim family and Amkor. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially own any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We provide packaging, test and development services at various facilities throughout China, Japan, Korea, the Philippines, Taiwan and the U.S. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

Location	Approximate Factory Size (Square Feet)	Services
Korea
Gwangju, Korea (1)	1,218,000	Packaging and test services; wafer bump services
Seoul, Korea (1)	698,000	Packaging services; package and process development
Pupyong, Korea (1)	404,000	Packaging and test services
Philippines
Muntinlupa, Philippines (2)	749,000	Packaging and test services; package and process development
Province of Laguna, Philippines (2)	625,000	Packaging and test services
China
Shanghai, China (3)	993,000	Packaging and test services; wafer bump services
Taiwan
Hsinchu, Taiwan (1)	496,000	Packaging and test services; wafer bump services
Lung Tan, Taiwan (1)	353,000	Packaging and test services; wafer bump services
Japan
Kitakami, Japan (4)	211,000	Packaging and test services
United States
Chandler, AZ (5)	5,000	Test process development; package and process development

(1)	Owned facility and land.

(2)
As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. We own buildings comprising 1,223,000 square feet and lease the remaining 151,000 square feet from one of the aforementioned realty companies.

(3)	We own buildings comprising 993,000 square feet, of which approximately 738,000 square feet were facilitized as of December 31, 2011. All land is leased.

(4)	Leased facility.

(5)	Of the 5,000 square feet in the U.S., 2,000 square feet is owned facility and land and 3,000 square feet is leased.
We previously owned a 165,000 square foot facility in Singapore (the land was leased) that was sold in June 2011. See Note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, San Diego and Santa Clara, California; Boston, Massachusetts; Greensboro, North Carolina and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore and Taiwan.

Item 3.	Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, acquisitions, licensing, contracts, tax, regulatory, employee relations and other matters. For a discussion of “Legal Proceedings,” see Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

	High	Low
2011
First Quarter	$8.49	$6.30
Second Quarter	7.00	5.64
Third Quarter	6.59	3.81
Fourth Quarter	5.17	4.06
2010
First Quarter	$7.55	$5.47
Second Quarter	8.81	5.45
Third Quarter	6.80	5.05
Fourth Quarter	7.78	6.06

There were approximately 165 holders of record of our common stock as of January 27, 2012.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders and we do not have any present plans for doing so. In addition, our secured bank debt agreements and the indentures governing our senior and senior subordinated notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources Section in Item 7 “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2011. See Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Annual Report on Form 10-K for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	6,950,956	$4.64	6,947,031	$69,038,913
November 1-November 30	5,105,323	4.52	5,087,981	46,039,163
December 1-December 31	5,638,233	4.43	5,636,175	21,070,958
Total	17,694,512	$4.54	17,671,187

(a)	Includes 23,325 shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
In August 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. During 2011, we purchased 28.6 million shares of common stock for an aggregate purchase price of $128.9 million, net of $0.6 million of commissions, for an average price of $4.51. At December 31, 2011, approximately $21.1 million was available to repurchase common stock pursuant to the stock repurchase program. In February 2012, our Board of Directors authorized the repurchase of an additional $150.0 million of our common stock.

PERFORMANCE GRAPH(1)

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

The following selected consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following selected consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007, have been derived from audited financial statements not included herein and, where applicable, such data was recast for the retrospective application of accounting guidance for noncontrolling interests in a consolidated subsidiary, which we became subject to beginning January 1, 2009. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements, both of which are included in this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,776,359	$2,939,483	$2,179,109	$2,658,602	$2,739,445
Cost of sales(a)	2,285,790	2,275,727	1,698,713	2,096,864	2,057,572
Gross profit	490,569	663,756	480,396	561,738	681,873
Operating expenses:
Selling, general and administrative	246,555	242,424	210,907	251,756	254,365
Research and development	50,386	47,534	44,453	56,227	41,650
Goodwill impairment(b)	—	—	—	671,117	—
Gain on sale of real estate and specialty test operations(c)	(42)	—	(281)	(9,856)	(4,833)
Total operating expenses	296,899	289,958	255,079	969,244	291,182
Operating income (loss)	193,670	373,798	225,317	(407,506)	390,691
Other expense (income):
Interest expense	74,212	85,595	102,396	118,729	133,896
Interest expense, related party	12,394	15,250	13,000	6,250	6,250
Interest income	(2,749)	(2,950)	(2,367)	(8,749)	(9,797)
Foreign currency loss (gain)(d)	2,178	13,756	3,339	(61,057)	8,961
Loss (gain) on debt retirement, net(e)	15,531	18,042	(15,088)	(35,987)	15,876
Equity in earnings of unconsolidated affiliates(f)	(7,085)	(6,435)	(2,373)	—	—
Other (income) expense, net	(1,030)	(619)	(113)	(1,004)	668
Total other expense, net	93,451	122,639	98,794	18,182	155,854
Income (loss) before income taxes	100,219	251,159	126,523	(425,688)	234,837
Income tax expense (benefit)(g)	7,124	19,012	(29,760)	31,788	12,597
Net income (loss)	93,095	232,147	156,283	(457,476)	222,240
Net (income) loss attributable to noncontrolling interests	(1,287)	(176)	(303)	781	(2,376)
Net income (loss) attributable to Amkor	$91,808	$231,971	$155,980	$(456,695)	$219,864
Net income (loss) attributable to Amkor per common share:
Basic	$0.48	1.26	0.85	(2.50)	1.22
Diluted	$0.39	0.91	0.67	(2.50)	1.11
Shares used in computing per common share amounts:
Basic(h)	190,829	183,312	183,067	182,734	180,597
Diluted	273,686	282,602	263,379	182,734	208,767
Other Financial Data:
Depreciation and amortization	$335,644	$323,608	$305,510	$309,920	$283,267
Purchases of property, plant and equipment	466,694	445,669	173,496	386,239	236,240

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$434,631	$404,998	$395,406	$424,316	$410,070
Working capital	354,644	289,859	327,088	306,174	310,341
Total assets	2,773,047	2,736,822	2,432,909	2,383,993	3,192,606
Total long-term debt	1,287,256	1,214,219	1,345,241	1,438,751	1,611,570
Total debt, including short-term borrowings and current portion of long-term debt	1,346,651	1,364,300	1,434,185	1,493,360	1,764,059
Additional paid-in capital	1,611,242	1,504,927	1,500,246	1,496,976	1,482,186
Accumulated deficit	(798,462)	(890,270)	(1,122,241)	(1,278,221)	(821,526)
Total Amkor stockholders’ equity	693,266	630,013	383,209	237,139	654,619
_______________________________________

(a)	During 2008, we recorded a charge of $61.4 million for unpaid royalties relating to the resolution of a patent license dispute, of which $49.0 million related to royalties for periods prior to 2008.

(b)	At December 31, 2008, we recorded a non-cash charge of $671.1 million to write off our remaining goodwill.

(c)
During 2011, we sold real property in Singapore used for operations that were exited as of December 31, 2010. The gain on the sale of the real property was not significant. During 2009, we sold land and dormitory buildings in Korea and recorded a gain of $0.3 million. During 2008, we sold land and a warehouse in Korea and recorded a gain of $9.9 million. During 2007, we recorded a gain of $3.1 million in connection with the sale of real property in Korea used for administrative purposes and a gain of $1.7 million related to an earn-out provision on the sale of our Wichita, Kansas specialty test operation.

(d)
We recognize foreign currency losses (gains) due to the remeasurement of certain of our foreign currency denominated monetary assets and liabilities. During 2008, the net foreign currency gain of $61.1 million is primarily attributable to the significant depreciation of the Korean won and the impact on the remeasurement of our Korean severance obligation.

(e)
During 2011, we recorded a net loss of $15.5 million related to the tender and call of our 9.25% Senior Notes due 2016 and the write-off of the associated unamortized deferred debt issuance costs. During 2010, we recorded a net loss of $18.0 million related to several debt transactions. These transactions included recording a net loss of $17.7 million related to the tender offer to purchase $125.7 million principal amount of our 9.25% Senior Notes due 2016 and the repurchase of an aggregate $411.8 million principal amount of our 7.125% Senior Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2009, we recorded a net gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes and 2.5% Convertible Senior Subordinated Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2008, we recorded a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In 2007, we recorded a loss of $15.9 million related to the refinancing of a second lien term loan.

(f)
During 2009, we made a 30% equity investment in J-Devices Corporation, which was accounted for using the equity method. We recognized equity in earnings of $7.1 million, $6.4 million and $2.4 million during 2011, 2010 and 2009, respectively.

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

(h)
In January 2011, the entire $100.0 million aggregate principal amount of the December 2013 Notes was converted into 13.4 million shares of common stock. Also during 2011 we repurchased 28.6 million shares under the Stock Repurchase Program authorized by our Board of Directors in August 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and the repurchase of common stock, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system and (15) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2011 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K as well as other reports we file with the Securities and Exchange Commission (“SEC”).

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of tiny transistor elements into complex patterns of electronic circuitry on silicon wafers, thereby creating large numbers of individual semiconductor devices or integrated circuits on each wafer (generally referred to as “chips” or “die”). Each device on the wafer is tested and the wafer is cut into pieces called chips. The chips are attached through wirebonding to a substrate or leadframe, or to a substrate in the case of flip chip interconnect, and then encased in a protective material to create a package. For a wafer-level package, the electrical interconnections are created directly on the surface of the wafer without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

Our packages are designed based on application and chip specific requirements including the type of interconnect technology employed; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services.

Our customers include, among others: Altera Corporation; Analog Devices, Inc.; Broadcom Corporation; Infineon Technologies AG; International Business Machines Corporation; LSI Corporation; Qualcomm Incorporated; ST Microelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

Our net sales decreased $163.1 million or 5.5% to $2,776.4 million in 2011 from $2,939.5 million in 2010. The decrease was driven by a decline of $157.0 million or 5.9% in packaging net sales as a result of weakness in the consumer, networking and computing end markets, partially offset by strength in the communications end market for smartphones and tablets. As the price of gold has continued to rise over the last few years, there has been a migration from gold wirebond to flip chip and copper wirebond packaging. The corresponding increase in flip chip demand was a driver of our net sales in 2011 while our net sales of copper wirebond packaging services during the year were not significant. Test net sales also decreased by $5.9 million or 2.1% due to weakness in the computing and consumer end markets, partially offset by strength in the communications end market.

Gross margin for 2011 decreased to 17.7% from 22.6% in 2010. The decrease in gross margin was primarily due to weakness in demand for our wirebond packaging solutions and the corresponding lower level of utilization of our wirebond manufacturing assets. Gross margin was also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar, the increased cost of gold that is used in most of our wirebond packages and charges recognized in connection with workforce reduction programs at our Philippine manufacturing operations.

In 2011, our capital additions totaled $453.0 million or 16.3% of net sales compared to $504.5 million or 17.2% of net sales in 2010. In 2011, 61% of our capital additions were made in packaging, 23% for test and 16% for research and development and infrastructure projects.

As part of our continued focus on generating cash flow and driving greater factory and administrative efficiencies, we reduced employee and contractor headcount at our manufacturing operations in the Philippines in 2011. For the year ended December 31, 2011, these reductions resulted in charges for one-time termination benefits of $8.3 million including $1.6 million of related pension plan curtailment and settlement charges.

We generated $50.1 million of free cash flow in the year ended December 31, 2011, a decrease of $46.8 million from the prior year. Cash provided by operating activities was $516.8 million for the year ended December 31, 2011, compared with $542.6 million for the year ended December 31, 2010. The decrease was primarily attributable to lower net sales and gross profit in 2011, which was partially offset by increased collections on accounts receivable. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At December 31, 2011, our cash and cash equivalents totaled approximately $434.6 million, with an aggregate of $59.4 million of debt maturities due through the end of 2012. In May 2011, we issued $400.0 million of our 6.625% Senior Notes due 2021. We used the proceeds of that note issuance to refinance the $42.6 million principal balance outstanding of our 2.5% Convertible Senior Subordinated Notes due May 2011, redeem in full the $264.3 million outstanding principal amount of our 9.25% Senior Notes due 2016 and for general corporate purposes. In January 2011, the entire $100.0 million aggregate principal amount of our 6.25% Convertible Subordinated Notes due December 2013 was converted into an aggregate of 13,351,131 shares of our common stock.

In August 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. Through December 31, 2011, we had repurchased 28.6 million shares for $128.9 million under this program. Additionally, in February 2012, our Board of Directors authorized the repurchase of an additional $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. Our stock repurchase program has been and is expected to be funded with available cash and may be suspended or discontinued at any time.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross margin	17.7%	22.6%	22.0%
Depreciation and amortization	12.1%	11.0%	14.0%
Operating income	7.0%	12.7%	10.3%
Income before income taxes	3.6%	8.5%	5.8%
Net income attributable to Amkor	3.3%	7.9%	7.2%

Net Sales

				Change
	2011	2010	2009	2011 over 2010		2010 over 2009
	(In thousands, except percentages)
Net sales	$2,776,359	$2,939,483	$2,179,109	$(163,124)	(5.5)%	$760,374	34.9%
Packaging net sales	2,493,283	2,650,257	1,933,600	(156,974)	(5.9)%	716,657	37.1%
Test net sales	282,942	288,871	245,237	(5,929)	(2.1)%	43,634	17.8%

Net Sales.  Net sales in 2011 decreased compared to 2010 primarily as a result of lower net sales of our packaging solutions. The decrease in packaging net sales was driven by weakness in the consumer, networking and computing end markets. These decreases were partially offset by strength in the communications end market for smartphones and tablets along with other advanced packaging solutions. Test net sales also decreased slightly due to weakness in the computing and consumer end markets partially offset by strength in the communications end market. Net sales for the year ended December 31, 2011, were also negatively impacted by the supply chain disruptions in Japan caused by the March 2011 earthquake and tsunami.

Net sales in 2010 increased compared to 2009 primarily driven by the recovery of the semiconductor industry and improved consumer spending across all of our end markets, resulting in an increase in demand for substantially all product lines in our packaging and test services. Chip scale packaging solutions increased due to demand for flip chip and 3-D stacking technologies for use in wireless data applications and smartphones. Ball grid array packaging solutions increased as demand for gaming, HDTVs, other consumer electronics and networking applications increased.

Packaging Net Sales. Packaging net sales in 2011 decreased compared to 2010. The decrease in packaging net sales was primarily driven by weakness in sales of our ball grid array and leadframe packaging solutions partially offset by strong sales of our chip scale packaging solutions supporting wireless communications products. Packaging unit volume decreased 1.7 billion units in 2011 to 8.1 billion units, compared to 9.8 billion units in 2010, primarily attributable to decreased demand for our leadframe packaging solutions.

Packaging net sales in 2010 increased compared to 2009. Packaging unit volume increased 2.1 billion units in 2010 to 9.8 billion units, compared to 7.7 billion units in 2009, primarily attributable to increased demand for our leadframe and chip scale packaging services. The increase in demand was due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn in 2009. Growth in ball grid array and chip scale packaging solutions with higher average sales prices per unit also contributed to the overall growth in net sales from 2009.

Test Net Sales.  Test net sales in 2011 decreased compared to 2010 primarily as a result of decreased demand from the computing and consumer end markets partially offset by increased test services for wireless communications products. Test net sales in 2010 increased compared to 2009 as overall demand continued to increase due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn in 2009.

Cost of Sales

				Change
	2011	2010	2009	2011 over 2010		2010 over 2009
	(In thousands, except percentages)
Cost of sales	$2,285,790	$2,275,727	$1,698,713	$10,063	0.4%	$577,014	34.0%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 44.1% in 2011 from 42.6% in 2010 primarily due to the increased cost of gold that is used in most of our wirebond packaging solutions. Material costs in absolute dollars decreased in 2011 as a result of the decline in net sales. Material costs as a percentage of net sales increased to 42.6% in 2010 from 39.7% in 2009 primarily due to a higher mix of ball grid array packages with higher material content as a percentage of net sales and the increased cost of gold that is used in most of our wirebond packages.

As a percentage of net sales, labor costs increased to 14.6% in 2011 from 12.7% in 2010. The increase in labor costs as a percentage of net sales was primarily the result of lower levels of utilization driven by decreased customer demand and the corresponding decrease in net sales. As substantially all of our manufacturing workforce is paid in Asian currencies, labor costs were also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar in 2011 compared to 2010. In addition, labor wage rates increased in 2011 and the year also includes a $7.7 million charge for workforce reduction programs at our Philippine manufacturing operations compared to a $3.7 million workforce reduction charge in 2010.

As a percentage of net sales, labor costs decreased to 12.7% in 2010 from 13.5% in 2009. The decrease in labor costs as a percentage of net sales was due primarily to higher levels of utilization and efficiencies driven by increased customer demand and the corresponding increase in net sales. Labor costs increased in 2010 partially due to an increase in our global labor headcount to approximately 19,900 employees at December 31, 2010 compared to 18,200 employees at December 31, 2009, the restoration in 2010 of the compensation cost reductions from 2009 and the expiration of other temporary cost reduction initiatives, such as foreign subsidy programs, which were available and utilized in 2009. As substantially all of our manufacturing workforce is paid in Asian currencies, labor costs were also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar in 2010 compared to 2009. Labor costs in 2010 included a charge of $3.7 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore and special termination benefits related to a voluntary early retirement program in Korea compared to a $10.1 million charge in 2009 for workforce reduction programs.

Other manufacturing costs as a percentage of net sales increased to 23.6% in 2011 from 22.1% in 2010. Other manufacturing costs increased as a percentage of net sales primarily as a result of lower levels of utilization driven by decreased customer demand and the corresponding decrease in net sales. The increase in other manufacturing costs in absolute dollars was primarily attributable to the appreciation of certain Asian based currencies against the U.S. dollar and increased depreciation from our continued investments in property, plant and equipment. These costs were partially offset by overhead cost savings from the closure of our Singapore manufacturing operations.

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

Gross Profit

				Change
	2011	2010	2009	2011 over 2010	2010 over 2009
	(In thousands, except percentages)
Gross profit	$490,569	$663,756	$480,396	$(173,187)	$183,360
Gross margin	17.7%	22.6%	22.0%	(4.9)%	0.6%

Gross profit and gross margin in 2011 decreased compared to 2010. The decrease was primarily due to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets. The market migration from wirebond to flip chip products has created underutilized wirebond capacity faster than we have been able to redeploy these assets, which has been one of the primary contributors to our 2011 decrease in utilization. Gross margin was also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar, the increased cost of gold that is used in most of our wirebond packages, increased depreciation expense as a result of our continued investment in property, plant and equipment and charges for workforce reduction programs at our Philippine manufacturing operations.

Gross profit and gross margin in 2010 increased compared to 2009. The increase was primarily due to higher levels of utilization and efficiencies driven by increased customer demand for all of our packaging and test services and the corresponding increase in net sales. Several factors partially offset the increase from customer demand. Our material costs were impacted by a higher mix of ball grid array packaging services with higher material content and the increased cost of gold that is used in most of our wirebond packages. We experienced increased labor costs to meet our customer demands, including additional headcount and restoration of compensation costs and other temporary cost reduction initiatives implemented in 2009. Other manufacturing costs increased in support of higher customer demand, including increased depreciation expense resulting from increased investment and capital spending activities. In addition, gross profit and gross margin were negatively impacted by foreign currency exchange rate movements in 2010.

				Change
	2011	2010	2009	2011 over 2010	2010 over 2009
	(In thousands, except percentages)
Packaging gross profit	$425,878	$584,190	$429,295	$(158,312)	$154,895
Packaging gross margin	17.1%	22.0%	22.2%	(4.9)%	(0.2)%

Packaging Gross Profit.  Gross profit and gross margin for packaging sales in 2011 decreased compared to 2010. The decrease in gross profit and gross margin was attributable to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets. The market migration of wirebond to flip chip products has created underutilized wirebond capacity faster than we have been able to redeploy these assets, which has been one of the primary contributors to our 2011 decrease in utilization. Gross margin was also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar, the increased cost of gold that is used in most of our wirebond packages, increased depreciation expense as a result of our continued investment in property, plant and equipment and charges for workforce reduction programs at our Philippine manufacturing operations.

Gross profit for packaging in 2010 increased compared to 2009. Gross margin for packaging in 2010 remained consistent with 2009. The increase in gross profit was primarily attributable to increased customer demand resulting from the recovery of the semiconductor industry.

				Change
	2011	2010	2009	2011 over 2010	2010 over 2009
	(In thousands, except percentages)
Test gross profit	$65,719	$79,621	$57,652	$(13,902)	$21,969
Test gross margin	23.2%	27.6%	23.5%	(4.4)%	4.1%

Test Gross Profit.  Gross profit and gross margin for test sales in 2011 decreased compared to 2010. The decrease in gross profit and gross margin was primarily driven by lower utilization of our test assets as well as higher labor costs and increased depreciation expense as a result of our continued investment in property, plant and equipment. Gross profit and gross margin for test sales in 2010 increased compared to 2009. The increase is attributable to increased customer demand and higher utilization of our test assets. Costs of sales for test are primarily fixed, with low material requirements. As utilization rates increase, we benefit from a higher degree of operating leverage.

Selling, General and Administrative Expenses

				Change
	2011	2010	2009	2011 over 2010		2010 over 2009
	(In thousands, except percentages)
Selling, general and administrative	$246,513	$242,424	$210,626	$4,089	1.7%	$31,798	15.1%

Selling, general and administrative expenses in 2011 increased compared to 2010. The increase was mainly attributable to increased professional fees and, to a lesser extent, higher employee compensation and benefits primarily due to merit increases and share-based compensation. These increases were offset by lower contracted services in 2011 for the continued implementation of our global enterprise resource planning information system. Selling, general and administrative expenses in 2010 increased compared to 2009. The increase was primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives during the global economic downturn, as well as an increase in depreciation expense associated with the implementation of our global enterprise resource planning information system.

Research and Development

				Change
	2011	2010	2009	2011 over 2010		2010 over 2009
	(In thousands, except percentages)
Research and development	$50,386	$47,534	$44,453	$2,852	6.0%	$3,081	6.9%

Research and development activities are focused on developing new package interconnect solutions and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer level processing.

Research and development expenses in 2011 increased compared to 2010. The increase in research and development expenses was primarily attributable to increased employee salary expenses. As a percentage of net sales, research and development expenses increased to 1.8% in 2011 compared to 1.6% in 2010 due to lower net sales and the increased research and development expenses. Research and development expenses in 2010 increased compared to 2009. As a percentage of net sales, research and development expenses decreased to 1.6% in 2010 compared to 2.0% in 2009 primarily due to higher net sales partially offset by increased activity and reinstatement of employee compensation and benefit costs. During 2009, we also recorded an impairment charge of $2.6 million related to certain research and development equipment, which did not recur in 2010.

Other Expense, Net

				Change
	2011	2010	2009	2011 over 2010		2010 over 2009
	(In thousands, except percentages)
Interest expense, net	$83,857	$97,895	$113,029	$(14,038)	(14.3)%	$(15,134)	(13.4)%
Foreign currency loss	2,178	13,756	3,339	(11,578)	(84.2)%	10,417	312.0%
Loss (gain) on debt retirement, net	15,531	18,042	(15,088)	(2,511)	(13.9)%	33,130	219.6%
Equity in earnings of unconsolidated affiliate	(7,085)	(6,435)	(2,373)	(650)	10.1%	(4,062)	171.2%
Other income, net	(1,030)	(619)	(113)	(411)	66.4%	(506)	447.8%
Total other expense, net	$93,451	$122,639	$98,794	$(29,188)	(23.8)%	$23,845	24.1%

Other expense, net in 2011 decreased compared to 2010. The decrease was driven by lower net interest expense, foreign currency losses and losses on debt retirement. The reduction in net interest expense of $14.0 million was primarily due to debt refinanced at lower interest rates and the conversion of our 6.25% Convertible Notes due 2013 into common stock. During 2011, we recorded a $2.2 million foreign currency loss from the remeasurement of certain subsidiaries' balance sheet items compared to a $13.8 million foreign currency loss in 2010. In 2011, we recorded $15.5 million of debt retirement costs related to the refinancing of the $42.6 million principal balance outstanding of our 2.5% Convertible Senior Subordinated Notes due May 2011 and the redemption in full of the $264.3 million outstanding principal amount of our 9.25% Senior Notes due 2016. In 2010, we recorded $18.0 million of debt retirement costs as a result of the redemption of the 7.125% Senior Notes due 2011 and the 7.75% Senior Notes due 2013.

Other expense, net in 2010 increased compared to 2009. This increase was driven by an increase in debt retirement costs. During 2010, we recorded $18.0 million of debt retirement costs related to the debt transactions described above. During 2009, we recorded a net gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes due 2011, our 2.5% Convertible Senior Subordinated Notes due 2011 and our 7.75% Senior Notes due in 2013. Also during 2010, we recorded a $13.8 million foreign currency loss from the remeasurement of certain subsidiaries’ balance sheet items compared to a $3.3 million foreign currency loss in 2009. Partially offsetting the increase is a reduction in net interest expense of $15.1 million during 2010 compared with the prior year resulting from various financing activities. In addition, during 2010 we recorded $6.4 million in earnings from an unconsolidated affiliate, J-Devices Corporation, compared to $2.4 million during 2009. Our investment in the unconsolidated affiliate was made in October 2009.

Income Tax Expense (Benefit)

				Change
	2011	2010	2009	2011 over 2010		2010 over 2009
	(In thousands, except percentages)
Income tax expense (benefit)	$7,124	$19,012	$(29,760)	$(11,888)	(62.5)%	$48,772	163.9%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced tax losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense in 2011 is attributable to tax incurred on profits earned in certain of our taxable foreign jurisdictions, foreign withholding taxes and minimum taxes partially offset by an income tax benefit related to changes in estimates of our uncertain tax positions and the income tax benefit of expenses expected to be deductible for tax purposes in future years at increased tax rates as our tax holidays expire. Income tax expense in 2010 is attributable to profits in certain of our taxable foreign jurisdictions, $5.4 million of net additions to estimates of our uncertain tax positions, foreign withholding taxes and minimum taxes partially offset by a $3.0 million income tax benefit from the release of a valuation allowance related to certain deferred tax assets in Taiwan. The income tax benefit for 2009 included a $25.6 million income tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary, $9.4 million of income tax credits, and an income tax benefit of $3.0 million related to changes in estimates of our uncertain tax positions. These benefits were partially offset by $6.2 million of income tax expense attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes and minimum taxes.

During 2011, our subsidiaries in China, Korea, the Philippines and Taiwan operated under tax holidays which will expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire and income earned in these jurisdictions is subject to higher statutory income tax rates. See Note 4 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a further discussion of income tax holidays.

At December 31, 2011, we had U.S. net operating loss carryforwards totaling $396.9 million which expire at various times through 2031. Additionally, at December 31, 2011, we had $44.1 million of non-U.S. net operating loss carryforwards, the vast majority of which will expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2011. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the effect of consumer buying patterns in the U.S., Europe and Asia. Semiconductor companies generally reduce their production during the holidays at the end of December which results in a reduction in demand for packaging and test services during the first two weeks of January.

The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
			(In thousands, except per share data)
Net sales	$683,769	$740,007	$687,633	$664,950	$750,609	$793,971	$749,165	$645,738
Cost of sales	571,942	617,768	557,816	538,264	591,266	605,713	569,966	508,782
Gross profit	111,827	122,239	129,817	126,686	159,343	188,258	179,199	136,956
Operating expenses:
Selling, general and administrative	55,660	65,011	61,284	64,558	62,037	57,735	66,356	56,296
Research and development	12,465	13,233	12,559	12,129	11,097	12,669	12,095	11,673
Total operating expenses	68,125	78,244	73,843	76,687	73,134	70,404	78,451	67,969
Operating income	43,702	43,995	55,974	49,999	86,209	117,854	100,748	68,987
Other expense, net	20,492	14,173	37,935	20,851	25,390	29,163	43,005	25,081
Income before income taxes	23,210	29,822	18,039	29,148	60,819	88,691	57,743	43,906
Income tax (benefit) expense	(2,351)	2,499	3,594	3,382	10,058	10,321	(1,200)	(167)
Net income	25,561	27,323	14,445	25,766	50,761	78,370	58,943	44,073
Net (income) loss attributable to noncontrolling interests	(711)	44	43	(663)	(157)	(350)	107	224
Net income attributable to Amkor	$24,850	$27,367	$14,488	$25,103	$50,604	$78,020	$59,050	$44,297
Net income attributable to Amkor per common share:
Basic	$0.14	$0.14	$0.07	$0.13	$0.28	$0.42	$0.32	$0.24
Diluted	0.11	0.11	0.07	0.10	0.20	0.30	0.23	0.18

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facility, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of December 31, 2011, we had cash and cash equivalents of $434.6 million and availability of $99.7 million under our $100.0 million first lien senior secured revolving credit facility. Cash provided by operating activities was $516.8 million for the year ended December 31, 2011 compared to $542.6 million for the year ended December 31, 2010. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt, the repurchase of common stock and for other corporate purposes.

We have a significant amount of indebtedness. Total debt at December 31, 2011 was $1,346.7 million. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to pay our debt and interest. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

During 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD is now owned 60% by the former shareholders of NMD, 30.0% by Amkor and 10% by Toshiba and has changed its name to J-Devices. Our investment includes our 30.0% equity interest and options to acquire additional equity interests. The options are exercisable at our discretion and permit us to increase our percentage ownership of J-Devices up to 60% in 2012, 66% in 2014 and 80% in 2015. In 2014 and beyond, Toshiba has the option, at its discretion, to sell the shares it owns to us if we have exercised any of our options. After we own 80% or more shares, the former shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the financial position of J-Devices at the time of exercise.

We sponsor an accrued severance plan for our Korean subsidiary which, under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be primarily limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $106.5 million as of December 31, 2011.

Included in our cash balance as of December 31, 2011, is $244.3 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur up to $17.3 million of foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

In August 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. Through December 31, 2011, we had repurchased 28.6 million shares for $128.9 million, net of $0.6 million of commissions, leaving a balance of $21.1 million available at December 31, 2011 for stock repurchase under this program. In February 2012, our Board of Directors authorized the repurchase of an additional $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program has been and is expected to be funded with available cash and may be suspended or discontinued at any time.

Debt Instruments and Related Covenants

In order to reduce leverage and future cash interest payments, we may from time to time repurchase or call our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or pursuant to the terms of the indentures or otherwise, and these transactions are subject to the terms of our indentures and other debt agreements, market conditions, and other factors.

In January 2011, all $100.0 million of our 6.25% Convertible Notes due 2013 were converted by the holders into an aggregate of 13,351,131 shares of our common stock.

In March 2011, we amended the principal repayment schedule of our term loan in Taiwan. As a result, principal payments of NT$150.0 million (approximately $4.7 million at inception) semiannually will begin in April 2012, and the remaining NT$600.0 million (approximately $18.9 million at inception) will be due upon maturity. In January 2012, the outstanding principal was converted from Taiwan dollars to U.S. dollars (approximately $50.0 million) to mitigate our foreign currency exposure.

In May 2011, we issued $400.0 million of 6.625% Senior Notes due 2021. We used the net proceeds from the notes to fund the tender offer and call for redemption of the entire $264.3 million aggregate principal amount of our outstanding 9.25% Senior Notes due 2016, to refinance our 2.50% Convertible Senior Subordinated Notes due 2011, to pay related fees, expenses and accrued interest and for general corporate purposes.

In June 2011, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a ₩50.0 billion (approximately $46 million at inception) revolving credit facility with a Korean bank with a term of 12 months. There is no outstanding balance under this revolving credit facility as of December 31, 2011.

In July 2011, ATK entered into a $50.0 million three-year secured term loan facility with a Korean bank. As of December 31, 2011, we had fully drawn on the loan. The proceeds from the term loan funded capital expenditures.

In September 2011, ATK entered into a $50.0 million four and a half-year secured term loan facility with a Korean bank due in March 2016. As of December 31, 2011, we have drawn $12.5 million, with the remainder available to be drawn throughout the four and a half-year term. The proceeds from the term loan will be used to fund capital expenditures.

In November 2011, ATK amended the term loan due 2014 to defer until maturity the four quarterly payments for 2012 totaling $42.9 million. All other terms and conditions remain the same.

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by calculations based upon cumulative net income. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We were in compliance with all debt covenants at December 31, 2011 and expect to remain in compliance with these covenants for at least the next twelve months. Additional information about our debt is available in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital Additions

In 2011, our capital additions totaled $453.0 million or approximately 16.3% of net sales. Of this total, approximately 61% of our capital additions were made in packaging, 23% for test, and 16% for research and development and infrastructure projects. Our spending was focused primarily on new capacity for flip chip packaging and test services in support of the communications end market. We currently expect that our 2012 capital additions will be approximately $300 million for projects already planned for 2012. The actual amount of our 2012 capital additions may vary materially and will depend on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities to service customer demand and the availability of cash flow from operations or financing.

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Property, plant and equipment additions	$452,989	$504,463	$197,742
Net change in related accounts payable and deposits	13,705	(58,794)	(24,246)
Purchases of property, plant and equipment	$466,694	$445,669	$173,496

Cash Flows

Cash provided by operating activities was $516.8 million for the year ended December 31, 2011 compared to $542.6 million for the year ended December 31, 2010. Free cash flow (which we define as net cash provided by operating activities less purchases of property, plant and equipment) decreased by $46.8 million to $50.1 million for the year ended December 31, 2011 compared to $96.9 million for the year ended December 31, 2010. Our free cash flow for the years ended December 31, 2011 and 2010 was predominantly used to reduce debt and repurchase common stock. Free cash flow is not a U.S. GAAP measure. See below for a further discussion of free cash flow and a reconciliation to U.S. GAAP.

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2011 was as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities	$516,832	$542,595	$261,725
Investing activities	(430,534)	(444,921)	(240,878)
Financing activities	(58,877)	(89,857)	(49,651)

Operating activities:  Our cash flow from operating activities in 2011 decreased by $25.8 million compared to 2010. Operating income for the year ended December 31, 2011 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $178.4 million from 2010, largely as a result of decreased gross profit. Interest expense, net, for the year ended December 31, 2011 decreased by $14.0 million as compared with the year ended December 31, 2010 as a result of reduced debt levels in 2011 and debt refinanced with lower interest rate instruments. Operating cash flows in 2011 and 2010 were reduced by $5.0 million and $7.5 million, respectively for fees in connection with debt repurchases.

Changes in assets and liabilities increased operating cash flows during 2011 by $76.4 million principally due to a decrease in accounts receivable reflecting improved collections of receivables. During 2010, changes in assets and liabilities reduced operating cash flows by $35.2 million, principally due to an increase in accounts receivable, inventories, accounts payable and accrued expenses resulting from an increase in customer demand and overall business activity.

Investing activities:  Our cash flows used in investing activities in 2011 decreased by $14.4 million. This decrease was primarily due to a $21.0 million increase in purchases of property, plant and equipment from $445.7 million in 2010 to $466.7 million in 2011. This increase was partially offset by proceeds of $13.3 million, net of goods and services tax, from the sale of our Singapore facility in 2011.

Financing activities:  Our net cash used in financing activities in 2011 decreased by$31.0 million from 2010. Cash used in financing activities during 2011 consisted principally of $392.2 million of repayments, made up of $264.3 million of principal, and $7.8 million in tender premiums, on the 9.25% Senior Notes due 2016, $42.6 million for our 2.50% Convertible Senior Subordinated Notes due May 2011, $62.9 million of our Korean term loans and $14.6 million of other foreign amortizing debt. We incurred $5.9 million in debt issuance costs in 2011 associated with the issuance of our 6.625% Senior Notes due in 2021. Cash provided by financing activities during 2011 included the issuance of $400.0 million of our 2021 Notes and proceeds of $62.5 million in Korean term loans. Additionally, we used cash to repurchase $128.4 million of common stock under our stock repurchase program.

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

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. GAAP, and our definition of free cash flow may not be comparable to similar companies and should not be considered a substitute for cash flow measures in accordance with U.S. GAAP. We believe free cash flow provides our investors and analysts useful information to analyze our liquidity and capital resources.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$516,832	$542,595	$261,725
Less purchases of property, plant and equipment	466,694	445,669	173,496
Free cash flow	$50,138	$96,926	$88,229

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Total debt	$1,346,651	$59,395	$138,885	$378,356	$23,972	$1,043	$745,000
Scheduled interest payment obligations(1)	474,109	81,818	77,028	60,063	52,276	51,958	150,966
Purchase obligations(2)	116,383	116,383	—	—	—	—	—
Operating lease obligations	33,681	10,191	7,536	7,031	5,141	827	2,955
Severance obligations(3)	106,476	7,476	6,940	6,455	6,004	5,586	74,015
Total contractual obligations	$2,077,300	$275,263	$230,389	$451,905	$87,393	$59,414	$972,936
_______________________________________

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2011 for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at December 31, 2011, for capital additions.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2011, include:

•	$30.1 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $3.2 million to the plans during 2012.

•
$4.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases. Operating lease commitments are included in the contractual obligations table above.

Other Contingencies

We refer you to Note 16 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies and Use of Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our Consolidated Financial Statements appears in Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee of our board of directors, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition.  We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: invoicing at interim points in the packaging and test process prior to delivery and customer advances. Deferred revenue relates to contractual invoicing at interim points prior to the delivery of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

We generally do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience, as well as specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specific identification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectibility issues.

Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there can be no assurance that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

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

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis for raw materials and purchased components and an average cost basis for work-in-process) or by the weighted moving average method (for commodities), both of which approximate actual cost. We review and set our standards as needed, but at a minimum on an annual basis.

Long-lived Assets.  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Land use rights	50 years
Buildings and improvements	10 to 25 years
Machinery and equipment	2 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	4 to 10 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred.

We review long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of a long-lived asset group to be held and used in operations is measured by a comparison of the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

Recently Adopted and Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant; however, we continue to evaluate the use of hedging instruments to manage market risk. We have not entered into any derivative transactions during the year ended December 31, 2011 and have no outstanding contracts as of December 31, 2011.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2011, our income before income taxes for 2011 would have been approximately $16.2 million lower. Our most significant foreign currency exposure related to the net monetary liabilities of our Korean and Taiwanese subsidiaries.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2011, approximately 89% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the year ended December 31, 2011, approximately 59% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2011, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2011, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of December 31, 2011, our operating income for 2011 would have been approximately $75 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries where the Japanese yen is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the years ended December 31, 2011 and 2010, was a net foreign translation gain of $1.2 million and $8.2 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of December 31, 2011, we had a total of $1,346.7 million of debt of which 73.9% was fixed rate debt and 26.1% was variable rate debt. The fixed rate debt consisted of senior notes, senior subordinated notes and subordinated notes. Our variable rate debt is principally related to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, under which no amounts were drawn as of December 31, 2011. As of December 31, 2010, we had a total of $1,364.3 million of debt of which 73.4% was fixed rate debt and 26.6% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$—	$250,000	$—	$—	$745,000	$995,000	$1,142,674
Average interest rate	—%	—%	6.0%	—%	—%	7.0%	6.7%
Variable rate debt (In thousands)	$59,395	$138,885	$128,356	$23,972	$1,043	$—	$351,651	$352,679
Average interest rate	3.6%	5.3%	4.5%	3.0%	5.6%	—%	4.5%
_______________________________________
See Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion on the fair valuation of our debt instruments.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 23, 2012

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$2,776,359	$2,939,483	$2,179,109
Cost of sales	2,285,790	2,275,727	1,698,713
Gross profit	490,569	663,756	480,396
Operating expenses:
Selling, general and administrative	246,513	242,424	210,626
Research and development	50,386	47,534	44,453
Total operating expenses	296,899	289,958	255,079
Operating income	193,670	373,798	225,317
Other expense (income):
Interest expense	74,212	85,595	102,396
Interest expense, related party	12,394	15,250	13,000
Interest income	(2,749)	(2,950)	(2,367)
Foreign currency loss	2,178	13,756	3,339
Loss (gain) on debt retirement, net	15,531	18,042	(15,088)
Equity in earnings of unconsolidated affiliate	(7,085)	(6,435)	(2,373)
Other income, net	(1,030)	(619)	(113)
Total other expense, net	93,451	122,639	98,794
Income before income taxes	100,219	251,159	126,523
Income tax expense (benefit)	7,124	19,012	(29,760)
Net income	93,095	232,147	156,283
Net income attributable to noncontrolling interests	(1,287)	(176)	(303)
Net income attributable to Amkor	$91,808	$231,971	$155,980
Net income attributable to Amkor per common share:
Basic	$0.48	$1.26	$0.85
Diluted	$0.39	$0.91	$0.67
Shares used in computing per common share amounts:
Basic	190,829	183,312	183,067
Diluted	273,686	282,602	263,379

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$434,631	$404,998
Restricted cash	2,680	17,782
Accounts receivable:
Trade, net of allowances	298,543	392,327
Other	27,197	17,970
Inventories	198,427	191,072
Other current assets	35,352	37,918
Total current assets	996,830	1,062,067
Property, plant and equipment, net	1,656,214	1,537,226
Intangibles, net	8,382	13,524
Investments	36,707	28,215
Restricted cash	4,001	1,945
Other assets	70,913	93,845
Total assets	$2,773,047	$2,736,822
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$59,395	$150,081
Trade accounts payable	424,504	443,333
Accrued expenses	158,287	178,794
Total current liabilities	642,186	772,208
Long-term debt	1,062,256	964,219
Long-term debt, related party	225,000	250,000
Pension and severance obligations	129,096	103,543
Other non-current liabilities	13,288	10,171
Total liabilities	2,071,826	2,100,141
Commitments and contingencies (see Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,359 and 183,467 shares issued, and 168,628 and 183,420 shares outstanding, in 2011 and 2010, respectively	197	183
Additional paid-in capital	1,611,242	1,504,927
Accumulated deficit	(798,462)	(890,270)
Accumulated other comprehensive income	10,849	15,457
Treasury stock, at cost, 28,731 and 47 shares in 2011 and 2010, respectively	(130,560)	(284)
Total Amkor stockholders’ equity:	693,266	630,013
Noncontrolling interests in subsidiaries	7,955	6,668
Total equity	701,221	636,681
Total liabilities and equity	$2,773,047	$2,736,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2008	183,035	$183	$1,496,976	$(1,278,221)	$18,201	—	$—	$237,139	$6,024	$243,163
Net income	—	—	—	155,980	—	—	—	155,980	303	156,283
Adjustments to unrealized components of defined benefit pension plan, net of tax	—	—	—	—	(12,632)	—	—	(12,632)	—	(12,632)
Cumulative translation adjustment	—	—	—	—	(548)	—	—	(548)	165	(383)
Comprehensive income								142,800	468	143,268
Issuance of stock through share-based compensation plans	136	—	693	—	—	—	—	693	—	693
Share-based compensation expense	—	—	2,577	—	—	—	—	2,577	—	2,577
Balance at December 31, 2009	183,171	$183	$1,500,246	$(1,122,241)	$5,021	—	$—	$383,209	$6,492	$389,701
Net income	—	—	—	231,971	—	—	—	231,971	176	232,147
Adjustments to unrealized components of defined benefit pension plan, net of tax	—	—	—	—	2,270	—	—	2,270	—	2,270
Cumulative translation adjustment	—	—	—	—	8,166	—	—	8,166	—	8,166
Comprehensive income								242,407	176	242,583
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(47)	(284)	(284)	—	(284)
Issuance of stock through share-based compensation plans	296	—	1,166	—	—	—	—	1,166	—	1,166
Share-based compensation expense	—	—	3,515	—	—	—	—	3,515	—	3,515
Balance at December 31, 2010	183,467	$183	$1,504,927	$(890,270)	$15,457	(47)	$(284)	$630,013	$6,668	$636,681
Net income	—	—	—	91,808	—	—	—	91,808	1,287	93,095
Adjustments to unrealized components of defined benefit pension plan, net of tax	—	—	—	—	(5,800)	—	—	(5,800)	—	(5,800)
Cumulative translation adjustment	—	—	—	—	1,192	—	—	1,192	—	1,192
Comprehensive income								87,200	1,287	88,487
Conversion of debt to common stock	13,351	13	100,484	—	—	—	—	100,497	—	100,497
Repurchase of common stock	—	—	—	—	—	(28,573)	(129,500)	(129,500)	—	(129,500)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(776)	(776)	—	(776)
Issuance of stock through share-based compensation plans	541	1	821	—	—	—	—	822	—	822
Share-based compensation expense	—	—	5,010	—	—	—	—	5,010	—	5,010
Balance at December 31, 2011	197,359	$197	$1,611,242	$(798,462)	$10,849	(28,731)	$(130,560)	$693,266	$7,955	$701,221

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011		2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$93,095		$232,147	$156,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,644		323,608	305,510
Amortization of deferred debt issuance costs and discounts	3,737		4,458	4,780
Provision for accounts receivable	(69)		508	(80)
Deferred income taxes	(2,239)		4,736	(30,599)
Equity in earnings of unconsolidated affiliate	(7,085)		(6,435)	(2,373)
Loss (gain) on debt retirement, net	10,557		10,562	(15,088)
Loss on disposal of fixed assets, net	1,942		423	7,262
Share-based compensation	5,010		3,515	2,577
Other, net	(120)		4,317	838
Changes in assets and liabilities:
Accounts receivable	95,882		(58,225)	(68,912)
Other receivables	2,813		203	(4,338)
Inventories	(6,912)		(34,882)	(20,991)
Other current assets	(5,597)		6,876	5,173
Other assets	347		(1,365)	(1,214)
Trade accounts payable	(7,539)		18,379	96,854
Accrued expenses	(21,676)		18,019	(108,712)
Other non-current liabilities	19,042		15,751	(65,245)
Net cash provided by operating activities	516,832		542,595	261,725
Cash flows from investing activities:
Purchases of property, plant and equipment	(466,694)		(445,669)	(173,496)
Proceeds from the sale of property, plant and equipment	15,823		3,125	3,116
Investment in unconsolidated affiliate	—		—	(16,735)
Purchase of equipment leased to unconsolidated affiliate	—		—	(44,681)
Financing lease payment from unconsolidated affiliate	10,794		13,384	—
Change in restricted cash	13,046		(10,253)	(2,898)
Other investing activities	(3,503)		(5,508)	(6,184)
Net cash used in investing activities	(430,534)		(444,921)	(240,878)
Cash flows from financing activities:
Borrowings under revolving credit facilities	6,567		3,261	41,410
Payments under revolving credit facilities	(6,567)		(34,253)	(10,171)
Borrowings under short-term credit facilities	20,000		15,000	15,000
Payments under short-term credit facilities	(15,000)		(15,000)	—
Proceeds from issuance of long-term debt	387,512		611,007	100,000
Proceeds from issuance of long-term debt, related party	75,000		—	150,000
Payments of long-term debt, net of redemption premiums and discounts	(392,191)		(663,433)	(338,104)
Payments for debt issuance costs	(5,875)		(7,487)	(8,479)
Payments for repurchase of common stock	(128,368)	—	—	—
Proceeds from issuance of stock through share-based compensation plans	821		1,048	693
Payments of tax withholding for restricted shares	(776)		—	—
Net cash used in financing activities	(58,877)		(89,857)	(49,651)
Effect of exchange rate fluctuations on cash and cash equivalents	2,212		1,775	(106)
Net increase (decrease) in cash and cash equivalents	29,633		9,592	(28,910)
Cash and cash equivalents, beginning of period	404,998		395,406	424,316
Cash and cash equivalents, end of period	$434,631		$404,998	$395,406
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,280		$96,642	$116,223
Income taxes	16,380		5,906	11,991
Non-cash investing activities:
Receivable for equipment leased to unconsolidated affiliate	—		—	44,681
Common stock issuance for conversion of related party 6.25% convertible subordinated notes due December 2013	100,000		—	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years, we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•
Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies, and collaborating with original equipment manufacturers (“OEMs”) and material suppliers;

•	Developing expertise in high-volume manufacturing processes and

•
Having a diversified operational scope with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, the Philippines, Taiwan and the United States (“U.S.”).

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2011, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $17.2 million and $0.2 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2011, 2010 or 2009. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries in China, Korea, the Philippines, Singapore and Taiwan, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other expense (income) in the period in which they occur.

The local currency is the functional currency of our subsidiaries in Japan and was the functional currency of our subsidiaries in Taiwan prior to July 1, 2009. The asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting asset and liability translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars and the resulting exchange gains or losses are included in other expense (income) in the period in which they occur.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality mutual funds and bank deposit accounts. At December 31, 2011, our cash and cash equivalents were invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor and electronic products industries, fluctuations in operating results and cash flows, high fixed costs, failure to meet guidance, declining average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, our ability to draw on our current loan facilities, restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks including warranty claims, the absence of significant backlog in our business, dependence on international operations and sales, proposed changes to U.S. tax laws regarding earnings of our subsidiaries located outside the U.S., continuing implementation of changes to our management information systems, attracting and retaining qualified employees, difficulties consolidating and integrating our operations, dependence on materials and equipment suppliers, loss of customers, the need for significant capital expenditures, impairment charges, litigation incident to our business, adverse tax consequences, the development of new proprietary technology and the enforcement of intellectual property rights by or against us, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, natural disasters, fire, flood or other calamity and continued control by existing stockholders.

We believe that our cash flows from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity offerings.

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

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, consists of collateral to fulfill foreign trade compliance requirements.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis for raw materials and purchased components and an average cost basis for work-in-process) or by the

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

weighted moving average method (for commodities), both of which approximate actual cost. We review and set our standards as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Land use rights	50 years
Buildings and improvements	10 to 25 years
Machinery and equipment	2 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	4 to 10 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense recorded as costs of sales was $302.0 million, $290.2 million and $273.3 million for 2011, 2010 and 2009, respectively. Depreciation expense recorded as selling, general and administrative expenses was $24.1 million, $23.0 million, and $19.6 million for 2011, 2010 and 2009, respectively. Depreciation expense recorded as research and development expenses was $4.3 million, $4.5 million and $5.6 million for 2011, 2010 and 2009, respectively.

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

Intangibles

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 3 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows. Amortization of finite-lived assets was $5.2 million, $5.9 million and $7.0 million for 2011, 2010 and 2009, respectively.

Investments

On October 30, 2009, we acquired a 30% interest in a packaging and test services business in Japan, J-Devices Corporation (“J-Devices”). See Note 10 for additional information. Our investment is accounted for as an equity method investment. We evaluate the investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To the extent the book value of the investment exceeds its assessed fair value, we will record an appropriate impairment charge.

Other Non-current Assets

Other non-current assets consist principally of deferred income tax assets, deferred debt issuance costs, financing lease receivables and refundable security deposits.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Other Non-current Liabilities

Other non-current liabilities consist primarily of customer advance payments, deferred revenue and liabilities associated with uncertain income tax positions.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following:

	December 31,
	2011	2010
	(In thousands)
Unrealized foreign currency translation gains, net of tax	$21,359	$20,167
Unrealized components of defined benefit pension plan adjustments, net of tax	(10,510)	(4,710)
Total accumulated other comprehensive income	$10,849	$15,457

The unrealized foreign currency translation gains are net of deferred income tax expense of $1.8 million at December 31, 2011. The unrealized components of defined benefit pension plan adjustments are net of deferred income tax benefits of $1.4 million and $1.0 million at December 31, 2011 and 2010, respectively.

Treasury Stock

Treasury stock is recognized when outstanding shares are repurchased or otherwise acquired by us, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain restricted share awards under our equity incentive plans. The repurchased and withheld shares are accounted for as treasury stock at cost. See Notes 3 and 14 for more information.

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

Revenue Recognition

We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: invoicing at interim points in the packaging and test process prior to delivery and customer advances. Deferred revenue relates to contractual invoicing at interim points prior to the delivery of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

We generally do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in our Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience and specific identification of known or expected sales credits

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specific identification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectibility issues.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized.

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

Recently Issued Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820). This ASU updates certain requirements for measuring fair value and disclosure regarding fair value measurement. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is not permitted. ASU 2011-04 will only affect our financial statement presentation.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. ASU 2011-05 will only affect our financial statement presentation.

3.	Share-Based Compensation Plans

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The following table presents share-based compensation expense attributable to stock options and restricted shares:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock options	$2,025	$2,473	$2,577
Restricted shares	2,985	1,042	—
Total share-based compensation expense	$5,010	$3,515	$2,577

The following table presents share-based compensation expense included in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of sales	$31	$27	$81
Selling, general and administrative	4,332	3,053	2,097
Research and development	647	435	399
Total share-based compensation expense	$5,010	$3,515	$2,577

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

A summary of the stock plans, the respective plan termination dates and shares available for grant as of December 31, 2011, is shown below:

	2007 Equity	2003
Stock Plans	Incentive Plan	Inducement Plan
Contractual life (years)	10	10
Plan termination date	Board of Directors Discretion	Board of Directors Discretion
Shares available for grant at December 31, 2011 (in thousands)	14,996	444

Stock options

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a two to five year vesting schedule and the term of the options granted is no longer than ten years. Upon option exercise, we may issue new shares of common or treasury stock.

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

The following is a summary of all option activity for the year ended December 31, 2011:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	7,843	$10.26
Granted	120	6.46
Exercised	(188)	4.99
Forfeited or expired	(1,723)	11.56
Outstanding at December 31, 2011	6,052	$9.97	2.95	$109
Fully vested and expected to vest at December 31, 2011	6,027	$9.98	2.88	$109
Exercisable at December 31, 2011	5,648	$10.10	2.63	$109

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended December 31,
	2011	2010	2009
Expected life (in years)	6.2	6.0	5.9
Risk-free interest rate	2.4%	3.0%	2.3%
Volatility	67%	71%	76%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$4.06	$5.00	$2.70

The intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.3 million and $0.2 million, respectively. For the years ended December 31, 2011, 2010 and 2009, cash received under all share-based payment arrangements was $0.8 million, $1.0 million and $0.7 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including any forfeiture estimate, was $1.3 million as of December 31, 2011, which is expected to be recognized over a weighted-average period of 1.2 years beginning January 1, 2012. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these options will be different from our expectations.

Restricted Shares

We grant restricted shares to employees under the 2007 Equity Incentive Plan. The restricted shares vest ratably over four years, with 25% of the shares vesting at the end of the first year and the remainder vesting monthly or quarterly thereafter, depending on the grant, such that 100% of the shares will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the restricted shares have not been forfeited earlier, the restricted shares will vest upon the recipient’s death, disability or retirement, or upon a change in control of Amkor. Although ownership of the restricted shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period or to the date on which the recipient becomes retirement eligible, if shorter. Upon vesting of restricted stock awards, we may issue new shares of common or treasury stock.

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

The following table summarizes our restricted share activity for the year ended December 31, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2010	372	$5.96
Awards granted	809	7.70
Awards vested	(372)	6.82
Awards forfeited	(116)	7.18
Nonvested at December 31, 2011	693	$7.33

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Awards vested include 197,000 shares for retirement eligible recipients whose restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. The fair value of shares vested during 2011 was $2.6 million.

The unrecognized compensation cost, including a forfeiture estimate, was $3.5 million as of December 31, 2011, which is expected to be recognized over a weighted average period of approximately 2.7 years beginning January 1, 2012. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$(1,012)	$(15,604)	$(45,512)
Foreign	101,231	266,763	172,035
Total income before income taxes	$100,219	$251,159	$126,523

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current
Federal	$—	$10	$(1,882)
State	377	—	316
Foreign	8,986	14,266	2,405
	9,363	14,276	839
Deferred
Federal	2,356	2,098	2,286
State	337	300	119
Foreign	(4,932)	2,338	(33,004)
	(2,239)	4,736	(30,599)
Total provision (benefit)	$7,124	$19,012	$(29,760)

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision (benefit) is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S. federal tax at 35%	$35,039	$87,929	$44,257
State taxes, net of federal benefit	1,805	523	884
Foreign loss taxed at different rates	(22,507)	(80,461)	(56,301)
Foreign exchange (gain) loss	(5,966)	3,176	4,926
Expiration of capital loss carryforward	—	—	22,714
Change in valuation allowance	(8,672)	15,004	(53,722)
Adjustments related to prior years	3,582	(4,281)	12,198
Income tax credits generated	(466)	(2,765)	(9,377)
Repatriation of foreign earnings and profits	3,388	122	4,846
Other	921	(235)	(185)
Total	$7,124	$19,012	$(29,760)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$162,655	$163,661
Capital loss carryforwards	18,221	18,221
Income tax credits	20,591	22,366
Property, plant and equipment	19,020	20,065
Accrued liabilities	40,185	35,805
Unrealized foreign exchange loss	5,437	6,486
Other	16,160	17,522
Total deferred tax assets	282,269	284,126
Valuation allowance	(214,269)	(223,612)
Total deferred tax assets net of valuation allowance	68,000	60,514
Deferred tax liabilities:
Property, plant and equipment	4,532	3,460
Deferred gain	6,899	6,899
Other	13,954	7,478
Total deferred tax liabilities	25,385	17,837
Net deferred tax assets	$42,615	$42,677
Recognized as:
Other current assets	$13,541	$8,438
Other assets	45,627	42,750
Other current liabilities	(10,044)	(5,683)
Other non-current liabilities	(6,509)	(2,828)
Total	$42,615	$42,677

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

In 2011, the valuation allowance on our deferred tax assets decreased by $9.3 million primarily as a result of the write-off of net operating loss carryforwards in connection with the liquidation of our Singapore manufacturing operations and the reorganization of the corporate structure of our Philippine manufacturing operations.

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

At December 31, 2011, the valuation allowance included amounts relating to tax benefits of tax deductions associated with employee stock options. If these benefits are subsequently realized, they will be recorded to contributed capital in the amount of $7.2 million. As a result of net operating loss carryforwards, we were not able to recognize the excess tax benefits of stock option deductions in 2011 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China, Singapore and Taiwan is subject to reduced income tax rates and in some cases is exempt from income taxes.

Korea

In Korea, we have tax holidays resulting from our investment in the Gwangju, Seoul and Pupyong facilities. The Gwangju tax holiday provides a 100% tax exemption through 2010, followed by a 50% exemption through 2013. The Seoul and Pupyong tax holiday provides a 100% tax exemption through 2011, followed by a 50% exemption through 2014. In 2011, we secured an additional tax holiday resulting from additional investment in Gwangju, which provides a 100% tax exemption through 2015 followed by a 50% exemption through 2017. After the holidays expire we will be subject to the Korean statutory rate which is currently 24.2%. As a result of net operating losses we did not realize any benefits related to these tax holidays in 2009. We recognized $3.0 million and $25.4 million in tax benefits as a result of the tax holidays on qualifying operations in Korea in 2011 and 2010, respectively.

Philippines

In the Philippines, we operate in economic zones and benefit from tax holidays on qualified products, as a result of certain capital investments we have made. For 2006 through 2010, qualifying Philippine operations benefited from a full tax holiday, expiring at various times through 2013, while the remaining operations benefited from a perpetual reduced tax rate of 5%. In 2011, 2010 and 2009, our Philippines operations recognized $2.7 million, $5.9 million and $3.4 million, respectively, in tax benefits as a result of the tax holiday on certain qualifying operations in the Philippines.

China

In China, commencing on January 1, 2008, we have a 100% tax holiday for two years and then a 50% tax holiday for an additional three years. As a result of net operating losses, we did not realize any benefits relating to such tax holidays in 2011, 2010 or 2009 in China. The statutory tax rate in China is currently 24% for 2011 and 25% after 2011.

Singapore

In October 2006, we were granted a ten-year pioneer incentive award in Singapore. The 100% tax holiday on Singapore operations commenced on January 1, 2007. As a result of net operating losses we did not realize any benefits relating to such tax holidays in 2011, 2010 or 2009. In 2010, we decided to wind-down and exit our manufacturing operations in Singapore. The pioneer incentive award was terminated in 2011. See Note 19 for more information.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Taiwan

We were granted a five-year tax holiday on certain product lines in Taiwan beginning January 1, 2007 and an additional tax holiday on certain product lines beginning January 1, 2010. In 2011, 2010 and 2009, we did not recognize significant tax benefits as a result of the tax holiday on certain qualifying operations in Taiwan. Effective January 1, 2010, the statutory tax rate in Taiwan is 17%.

Our net operating loss carryforwards (“NOL’s”) are as follows:

	For the Year Ended December 31,
	2011	2010	Expiration
	(In thousands)
U.S. Federal NOL’s	$396,929	$386,029	2020-2031
U.S. State NOL’s	233,085	251,127	2012-2031
Foreign NOL’s	44,082	81,334	2012-2020

The deferred tax assets associated with approximately $42.4 million of the foreign net operating losses have been reserved with a valuation allowance. We also have U.S. capital loss carryforwards of $45.6 million which will expire in 2013. U.S. capital loss carryforwards of $56.8 million expired as of December 31, 2009. The deferred tax assets associated with our U.S. and state net operating losses and capital losses available for carryforward have been fully reserved with valuation allowances at December 31, 2011 and 2010. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2011, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $8.1 million, expiring in 2016, Taiwanese income tax credits totaling $2.5 million expiring in varying amounts through 2014 and Korean income tax credits totaling $6.8 million expiring in varying amounts through 2016. The deferred tax assets associated with the U.S. foreign income tax credits have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2011, 2010 and 2009 have been recognized in our income tax provision (benefit).

Income taxes have not been provided on approximately $518.7 million of the undistributed earnings of our foreign subsidiaries at December 31, 2011 over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $17.3 million and insignificant U.S. federal income tax after foreign tax credits.

In 2011, we provided U.S. income tax on approximately $8.9 million of foreign earnings from a Singapore subsidiary where we made the decision to commence liquidation. The U.S. income tax of $3.1 million on these foreign earnings was fully offset by the tax benefit of our U.S. net operating losses.

In 2009, we provided U.S. income tax on approximately $13.8 million of foreign earnings from two subsidiaries where we made the decision to not reinvest indefinitely based on changed facts and circumstances. The U.S. income tax of $4.8 million on these foreign dividends was fully offset by the benefit of our U.S. net operating losses.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. The Internal Revenue Service is currently examining the United States income tax return for the 2009 tax year. The Bureau of Internal Revenue has started examination of our 2008 Philippines income tax return. In 2009, the tax authorities in Korea examined income tax returns of our subsidiary covering the periods from 2004 to 2008. The examination did not result in significant additional income tax payments. Our tax returns for open years in all jurisdictions are subject to changes upon examination. Summarized below are the years subject to examination for our largest subsidiaries.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Jurisdiction	Years
United States	2008-2011
Korea	2009-2011
Philippines	2008-2011
Japan	2006-2011
China	2006-2011
Singapore	2005-2011
Taiwan	2004-2011

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$10,503	$5,091	$20,920
Additions based on tax positions related to the current year	24	4,933	1,332
Additions for tax positions of prior years	699	2,055	1,243
Reductions for tax positions of prior years	(2,248)	(557)	(17,456)
Reductions related to settlements with tax authorities	(991)	—	(281)
Reductions from lapse of statutes of limitations	(57)	(1,019)	(667)
Balance at December 31	$7,930	$10,503	$5,091

Our unrecognized tax benefits decreased from $10.5 million at December 31, 2010 to $7.9 million as of December 31, 2011 primarily because of a $1.8 million reduction related to eligibility for certain tax incentives and a $1.0 million settlement of a contested prior year deduction in a foreign jurisdiction. Approximately $0.9 million of the $2.6 million of net reductions of unrecognized tax benefits decreased our income tax expense in 2011. At December 31, 2011, substantially all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $4.3 million as of December 31, 2011 and is reported as a component of other non-current liabilities. The unrecognized tax benefits in the table above include the reduction of deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $6.2 million within 12 months due to an anticipated ruling related to revenue attribution.

We have recognized a $0.3 million benefit for interest and penalties in the Consolidated Statement of Operations for the year ended December 31, 2011 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in other non-current liabilities in connection with our unrecognized tax benefits is $0.2 million as of December 31, 2011.

Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any taxes, or related interest and penalties, over the amounts accrued, will not have a material effect on our financial condition, results of operations or cash flows. However, tax return examinations involve uncertainties and there can be no assurance that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and is reduced for treasury stock. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 3, we grant restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine earnings per share.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net income attributable to Amkor	$91,808	$231,971	$155,980
Income allocated to participating securities	(332)	(470)	—
Net income available to Amkor common shareholders	91,476	231,501	155,980
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	332	470	—
Interest on 2.5% convertible notes due 2011, net of tax	—	1,318	2,084
Interest on 6.25% convertible notes due 2013, net of tax	—	6,370	6,370
Interest on 6.0% convertible notes due 2014, net of tax	16,103	16,103	12,086
Net income attributable to Amkor — diluted	$107,911	$255,762	$176,520

Weighted average shares outstanding — basic	190,829	183,312	183,067
Effect of dilutive securities:
Stock options	149	299	61
Unvested restricted shares	50	64	—
2.5% convertible notes due 2011	—	2,918	4,530
6.25% convertible notes due 2013	—	13,351	13,351
6.0% convertible notes due 2014	82,658	82,658	62,370
Weighted average shares outstanding — diluted	273,686	282,602	263,379
Net income attributable to Amkor per common share:
Basic	$0.48	$1.26	$0.85
Diluted	0.39	0.91	0.67

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock options and restricted share awards	5,070	6,585	7,982
2.5% convertible notes due 2011	1,094	—	—
6.25% convertible notes due 2013	695	—	—
Total potentially dilutive shares	6,859	6,585	7,982

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6.	Accounts Receivable, Trade

Accounts receivable, trade consist of the following:

	December 31,
	2011	2010
	(In thousands)
Accounts receivable	$301,000	$396,870
Allowance for sales credits	(2,185)	(3,919)
Allowance for doubtful accounts	(272)	(624)
Total accounts receivable trade, net of allowances	$298,543	$392,327

7.	Inventories

Inventories consist of the following:

	December 31,
	2011	2010
	(In thousands)
Raw materials and purchased components	$158,656	$145,043
Work-in-process	39,771	46,029
Total inventories	$198,427	$191,072

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
	(In thousands)
Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	871,970	838,237
Machinery and equipment	3,016,430	2,749,445
Software and computer equipment	186,378	176,376
Furniture, fixtures and other equipment	19,736	20,611
Construction in progress	26,818	50,610
	4,247,615	3,961,562
Less accumulated depreciation and amortization	(2,591,401)	(2,424,336)
Total property, plant and equipment, net	$1,656,214	$1,537,226

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Property, plant and equipment additions	$452,989	$504,463	$197,742
Net change in related accounts payable and deposits	13,705	(58,794)	(24,246)
Purchases of property, plant and equipment	$466,694	$445,669	$173,496

9.	Intangible Assets

Intangibles as of December 31, 2011, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$29,774	$(26,158)	$3,616
Customer relationships	13,625	(8,859)	4,766
Total intangibles	$43,399	$(35,017)	$8,382

Intangibles as of December 31, 2010, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$52,587	$(47,864)	$4,723
Customer relationships	16,940	(8,139)	8,801
Total intangibles	$69,527	$(56,003)	$13,524

Amortization of identifiable intangible assets was $5.2 million, $5.9 million and $7.0 million in 2011, 2010 and 2009, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2011, amortization for each of the next five years is estimated as follows:

(In thousands)
2012	$3,724
2013	3,364
2014	652
2015	350
2016	122
Thereafter	170
Total amortization	$8,382

10.	Investments

Investments consist of the following:

	December 31,
	2011		2010
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(In thousands)
Investment in unconsolidated affiliate	$36,707	30.0%	$28,215	30.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD is now owned 60% by the former shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices.

We invested ¥1.5 billion (approximately $16.7 million at inception) for our 30% equity interest and options to acquire additional equity interest. The options, valued at $1.7 million, are exercisable at our discretion and permit us to increase our percentage

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

ownership of J-Devices up to 60% in 2012, 66% in 2014 and 80% in 2015. In 2014 and beyond, Toshiba has the option, at its discretion, to sell the shares it owns to us if we have exercised any of our options. After we own 80% or more shares, the former shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the financial position of J-Devices at the time of exercise.

J-Devices is a separate business and is not integrated with our existing Japan-based businesses. We account for our investment in J-Devices using the equity method of accounting. J-Devices is a variable interest entity, but we are not the primary beneficiary as of December 31, 2011.

Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices’ net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. J-Devices’ financial information is converted to U.S. GAAP and translated into U.S. dollars using the Japanese yen as the functional currency. In addition to our proportionate share of J-Devices’ income or loss, we record equity method adjustments for the amortization of a $1.9 million basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method. At December 31, 2011 and 2010, the unamortized basis difference was $0.9 million and $1.4 million, respectively. In 2011, 2010 and 2009, our equity earnings in J-Devices, net of J-Devices’ income taxes in Japan, were $7.1 million, $6.4 million and $2.4 million, respectively.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased packaging and test equipment from Toshiba for ¥4.0 billion (approximately $44.7 million at inception) and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. The equipment lease expires in October 2012. In October 2011, J-Devices purchased $3.9 million of this leased packaging and test equipment from our subsidiary. During 2011, we received lease payments of ¥1.0 billion (approximately $11.6 million), which included imputed interest. As of December 31, 2011, the total remaining minimum lease payments to be received are ¥757.0 million (approximately $9.7 million). The unearned interest income is ¥28.3 million (approximately $0.4 million). At the end of the primary lease term, J-Devices has an option to purchase the remaining equipment for ¥848.8 million (approximately $10.9 million). In 2011, 2010 and 2009, we recognized $0.8 million, $1.1 million and $0.2 million in interest income, respectively. Our lease receivable, net consists of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Current (Other accounts receivable)	$20,240	$12,327
Non-current (Other assets)	—	22,795
Total lease receivable, net	$20,240	$35,122

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
	(In thousands)
Payroll and benefits	$59,928	$69,903
Customer advances and deferred revenue	34,672	34,164
Accrued interest	11,941	12,332
Accrued severance plan obligations (Note 13)	7,476	6,131
Income taxes payable	4,446	10,422
Other accrued expenses	39,824	45,842
Total accrued expenses	$158,287	$178,794

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2011	2010
	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
9.25% Senior notes, due June 2016	—	264,283
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	—
Senior subordinated notes:
2.5% Convertible senior subordinated notes, due May 2011	—	42,579
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes, due December 2013, related party	—	100,000
Debt of subsidiaries:
Working capital facility, LIBOR plus 1.7%, due January 2011	—	15,000
Working capital facility, LIBOR plus 2.8%, due January 2012 and April 2012	20,000	—
₩50 billion revolving credit facility, CD base interest rate plus 2.20%, due June 2012	—	—
Term loan TIBOR plus 0.65%, due July 2011	—	2,680
Term loan TIBOR plus 0.8%, due September 2012	9,495	19,848
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013	103,000	123,000
Term loan, bank base rate plus 0.5%, due April 2014	107,140	149,996
Term loan, bank base rate plus 1.06% or 1.16%, due July 2014	50,000	—
Term loan, 90-day primary commercial paper rate plus 0.835%, due April 2015	49,504	51,042
Term loan, bank funding rate-linked base rate plus 1.7%, due March 2016	12,512	—
Secured equipment and property financing	—	872
	1,346,651	1,364,300
Less: Short-term borrowings and current portion of long-term debt	(59,395)	(150,081)
Long-term debt (including related party)	$1,287,256	$1,214,219

Debt of Amkor Technology, Inc.

Senior Secured Credit Facilities

In September 2010, we amended our $100.0 million senior secured revolving credit facility and extended its term by two years to April 2015. The facility has a letter of credit sub-limit of $25.0 million. The amendment reduces the interest rate on borrowings under the facility by 100 basis points on base rate loans and 125 basis points on LIBOR rate loans. As amended, interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 1.0% to 1.5% for base rate revolving loans or LIBOR plus 2.25% to 2.75% for LIBOR revolving loans. The LIBOR-based interest rate at December 31, 2011 was 2.5%. In connection with amending and extending our $100.0 million facility, we capitalized $0.3 million of deferred debt issuance costs for the year ended December 31, 2010. There have been no borrowings under our senior secured revolving credit facility as of December 31, 2011; however, we have utilized $0.3 million of the available letter of credit sub-facility of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of December 31, 2011.

Senior Notes

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). In November 2007, we repurchased in an open market transaction $10.0 million of these notes. In May 2010, we announced a tender offer for up to $175.0 million of our outstanding 2016 Notes. We used proceeds from the lower interest rate ATK Loan, discussed below to purchase $125.7 million in 2016 Notes tendered. We recorded a $6.7 million loss on extinguishment related to premiums and fees paid for the tender of the 2016 Notes and a $1.6 million charge for the write-off of the associated unamortized deferred debt issuance costs for the year ended December 31, 2010. In June 2011, we used the net proceeds from the issuance of the 6.625% Senior Notes due 2021 (the “2021 Notes”), discussed below, to fund the tender offer and call for redemption of the entire $264.3 million aggregate principal amount of our outstanding 2016 Notes. We purchased $156.7 million of the 2016 Notes in the tender offer and $107.6 million in the call. We recorded a $12.8 million loss on extinguishment related to the premiums and fees paid for the tender (approximately $7.8 million) and call (approximately $5.0 million) of the 2016 Notes and a $2.7 million charge for the write-off of the associated unamortized deferred debt issuance costs. Both charges are included in loss on debt retirement, net in our Consolidated Statement of Income for the year ended December 31, 2011.

In May 2010, we issued $345.0 million of our 7.375% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2010. We incurred $7.1 million of debt issuance costs associated with the 2018 Notes in the year ended December 31, 2010.

In May 2011, we issued $400.0 million of the 2021 Notes. The 2021 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on June 1 and December 1 of each year at a rate of 6.625%, commencing on December 1, 2011. Mr. James J. Kim, our Executive Chairman of the Board of Directors and our largest stockholder, and an affiliate of Mr. James J. Kim (collectively, the “Kim Purchasers”) purchased $75.0 million aggregate principal amount of the 2021 Notes in the offering. In addition, we entered into a letter agreement with the Kim Purchasers pursuant to which we agreed to register the resale of their 2021 Notes with the U.S. Securities Exchange Commission upon request of the Kim Purchasers at any time after May 20, 2012. We incurred $5.9 million of debt issuance costs associated with the 2021 Notes in the year ended December 31, 2011.

The senior notes contain a number of affirmative and negative covenants which could restrict our operations.

Senior Subordinated and Subordinated Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due May 2011 (the “May 2011 Notes”). The May 2011 Notes were convertible at any time, prior to the maturity date, into our common stock at a price of approximately $14.59 per share, subject to adjustment. The May 2011 Notes were subordinate to the prior payment in full of all of our senior debt. In 2009, we repurchased in open market transactions $69.0 million principal amount of these notes. We recorded a gain on extinguishment of $9.5 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.9 million. In 2008, we repurchased in open market transactions $78.5 million principal amount of these notes. We recorded a gain on extinguishment of $27.1 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $1.3 million. In June 2011, we used a portion of the net proceeds of the 2021 Notes to refinance the remaining $42.6 million of the 2011 Notes.

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

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members. The December 2013 Notes were convertible at any time prior to the maturity date into our common stock at a price of approximately $7.49 per share (the market price of our common stock on the date of issuance of the December 2013 Notes was $6.20 per share). The December 2013 Notes were subordinate to the prior payment in full of all of our senior and senior subordinated debt. The proceeds from the sale of the December 2013 Notes were used to purchase a portion of existing debt. In January 2011, holders of all $100.0 million of the outstanding December 2013 Notes converted their notes into an aggregate of 13,351,131 shares of our common stock. There was no gain or loss recorded as a result of the conversion. Forfeited accrued interest of $0.9 million and unamortized deferred debt costs of $0.4 million were included in the net carrying amount of the debt recorded to our capital accounts upon conversion in 2011.

The convertible notes contain a number of affirmative and negative covenants which could restrict our operations.

Debt of Subsidiaries

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd. (“AATS”), a Chinese subsidiary, entered into a $50.0 million working capital facility agreement with a Chinese bank maturing in January 2011. The facility was collateralized with certain real property and buildings in China. Principal amounts borrowed were required to be repaid within twelve months of the drawdown date and could be prepaid at any time without penalty. As of January 2010, no additional borrowings could be made according to the terms of the agreement. The working capital facility bore interest at LIBOR plus 1.7% (2.43% as of December 31, 2010) and was payable in semi-annual payments. In January 2011, the outstanding balance of $15.0 million was repaid at maturity and AATS entered into a new $50.0 million working capital facility agreement with the same Chinese bank maturing in January 2013. The new facility bears interest at LIBOR plus 2.8% (3.27% as of December 31, 2011). All other terms and conditions are consistent with the prior facility. At December 31, 2011, $20.0 million was outstanding under the facility. In January 2012, AATS drew an additional $20.0 million on the facility, due January 2013, as well as repaid $15.0 million. All other terms and conditions are consistent with the prior facilities. The working capital facility contains certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these facilities, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

In June 2011, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a ₩50.0 billion (approximately $46 million at inception) revolving credit facility with a Korean bank with a term of 12 months. The loan bears interest at the CD base interest rate (as quoted by the Korea Financial Investment Association) plus 2.20%. Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with certain land, buildings and equipment located at our ATK facilities. There is no outstanding balance under this revolving credit facility as of December 31, 2011.

In March 2010, Amkor Iwate Corporation, a Japanese subsidiary (“AIC”) entered into a ¥1.0 billion (approximately $11 million at inception) term loan with a Japanese bank originally due October 2012. In May 2010, we prepaid $5.3 million of the outstanding loan balance, which changed the maturity date to July 2011. Principal amounts borrowed are to be repaid in equal monthly payments and may be prepaid at any time without penalty. The term loan accrued interest monthly at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.65%. The term loan was collateralized with certain equipment located at our AIC facilities. The proceeds of the term loan were used to repay AIC’s then existing revolving line of credit balance of ¥300.0 million due in June 2010 and the remaining proceeds were used for general corporate purposes. The line of credit accrued interest at TIBOR plus 0.5%. The term loan was repaid in full in July 2011.

In March 2010, AIC entered into a ¥2.5 billion (approximately $28 million at inception) term loan with a Japanese bank due September 2012. Principal amounts borrowed are to be repaid in equal quarterly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at TIBOR plus 0.8% (1.3% as of December 31, 2011). The proceeds of the term loan were used to repay the ¥2.5 billion revolving line of credit with the same bank due in September 2010, which accrued interest at TIBOR plus 0.6%.

In May 2010, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $180.0 million, three-year secured term loan with a Korean bank (the “ATK Loan”), of which $47.0 million was repaid in July 2010 upon conclusion of the tender offer for the 2016 Notes described above. The ATK Loan is guaranteed on an unsecured basis by Amkor and is secured by substantially all the land, factories and equipment located at our ATK facilities. The ATK Loan bears interest at the bank’s funding rate-linked base rate plus 1.99% (5.72% as of December 31, 2011) and amortizes in five remaining equal quarterly installments of $5.0 million per installment, with the remaining balance of $78.0 million due in May 2013. Interest is payable quarterly in January, April, July and October of each year.

In April 2007, ATK entered into a $300.0 million, seven-year secured term loan (“Term Loan”) with a Korean bank. The Term Loan is guaranteed on an unsecured basis by Amkor. The Term Loan is secured by substantially all the land, factories and equipment located at our ATK facilities. The Term Loan bears interest at the Korean bank’s base rate plus 50 basis points (5.08% as of December 31, 2011) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance our then existing second lien term loan. In November 2011, the Term Loan was amended to defer until maturity the four quarterly payments for 2012 totaling $42.9 million. All other terms and conditions remain the same.

In July 2011, ATK entered into a $50.0 million three-year secured term loan facility with a Korean bank (the “ATK Loan”). As of December 31, 2011, we had fully drawn on the ATK Loan. As amended in October 2011, the ATK Loan bears interest at a bank base rate plus a spread of 1.06% or 1.16% throughout the three-year term (3.96% as of December 31, 2011). The ATK Loan is due in full upon maturity in July 2014. The ATK Loan is secured by substantially all of the land, factories and equipment located at our ATK facilities. The proceeds from the term loan funded capital expenditures.

In April 2010, Amkor Technology Taiwan, Inc., a Taiwanese subsidiary (“ATT”), entered into a NT$1.5 billion (approximately $47 million at inception) term loan with a Taiwanese bank due April 2015 primarily to fund capital expenditures. The loan is guaranteed on an unsecured basis by Amkor and is collateralized with certain land, buildings, and equipment in Taiwan. Principal payments were due annually in the first year and semiannually thereafter, and interest payments are due monthly. The term loan accrues interest at the 90-day primary commercial paper rate plus 0.835% (2.40% as of December 31, 2011). In March 2011, ATT amended the principal repayment schedule. As a result, semiannual principal payments of NT$150 million (approximately $4.7 million at inception) will begin in April 2012 and the remaining NT$600 million (approximately $18.9 million at inception) will be due upon maturity. In January 2012, ATT converted the existing term loan from a Taiwanese to a U.S. dollar denominated term loan (approximately $50.0 million). The new facility will bear interest at the Taipei Foreign Exchange six month U.S. dollar rate plus 2.0% (3.35% upon conversion). All other terms and conditions remain the same.

In September 2011, ATK entered into a $50.0 million four and a half-year secured term loan facility with a Korean bank due in March 2016. As of December 31, 2011, ATK had drawn $12.5 million, with the remainder available to be drawn throughout the four and a half-year term. The loan bears interest at the bank funding rate-linked base rate plus 1.70% (5.63% as of December 31, 2011). Principal is payable on a quarterly basis for three years after a one and a half year grace period. The loan is secured by substantially all of the land, factories and equipment located at our ATK facilities. The proceeds from the term loan will be used to fund capital expenditures.

Secured Equipment and Property Financing

Our secured equipment and property financing consisted of loans secured with specific assets at our Chinese subsidiary. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities that is payable ratably through January 2012. The interest rate for the Chinese financing at December 31, 2010 was 5.84%. The Chinese financing was repaid in full in March 2011.

Compliance with Debt Covenants

Our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. We were in compliance with all of our covenants as of December 31, 2011, 2010 and 2009.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2012	$59,395
2013	138,885
2014	378,356
2015	23,972
2016	1,043
Thereafter	745,000
Total debt	$1,346,651

13.	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum as determined on an annual basis. The expense for this plan was $1.9 million in 2011 and 2010 and $0.9 million in 2009.

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $2.3 million, $2.0 million and $1.4 million in 2011, 2010 and 2009.

Korean Severance Plan

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. To the extent eligible employees are terminated, our Korean subsidiary would be required to make lump sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities.

During 2009, we made a total of $83.5 million in voluntary interim severance payments to eligible employees that have elected to receive benefits prior to terminating their employment.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The changes to the balance of our Korean severance accrual are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at the beginning of year	$88,899	$69,120	$132,138
Provision of severance benefits	26,705	23,792	18,472
Severance payments	(6,717)	(6,846)	(91,413)
(Gain) loss on foreign currency	(2,172)	2,833	9,923
	106,715	88,899	69,120
Payments remaining with the Korean National Pension Fund	(239)	(257)	(260)
Total severance obligation balance at the end of year	106,476	88,642	68,860
Less current portion of accrued severance obligation (Note 11)	7,476	6,131	4,466
Non-current portion of severance obligation	$99,000	$82,511	$64,394

In addition to the voluntary severance payments, we completed early voluntary retirement programs at our Korean subsidiary in 2010 (see Note 19).

Foreign Defined Benefit Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011	2010
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$72,678	$58,994
Service cost	5,744	5,934
Interest cost	3,274	3,736
Benefits paid	(849)	(849)
Actuarial losses (gains)	4,755	(160)
Plan amendments	25	—
Effects of curtailment	1,016	—
Settlement	(9,563)	—
Foreign exchange loss	1,817	5,023
Projected benefit obligation at end of year	78,897	72,678
Change in plan assets:
Fair value of plan assets at beginning of year	54,737	40,763
Actual gain on plan assets	815	4,111
Employer contributions	3,629	7,856
Settlement	(9,563)	—
Benefits paid	(849)	(849)
Foreign exchange gain	32	2,856
Fair value of plan assets at end of year	48,801	54,737
Funded status of the Plans at end of year	$(30,096)	$(17,941)

	December 31,
	2011	2010
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$—	$3,092
Accrued benefit liability (included in pension and severance obligations)	(30,096)	(21,033)
Net amount recognized at year end	$(30,096)	$(17,941)

The accumulated benefit obligation as of December 31, 2011 and 2010 was $52.5 million and $48.0 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by component, the change in accumulated other comprehensive income related to our Plans:

	Initial Net Obligation	Prior Service Cost	Actuarial Net (Loss) Gain	Total
	(In thousands)
Balance at December 31, 2009, net of tax ($0.8 million)	$(78)	$(556)	$(6,346)	$(6,980)
Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	13	295	27	335
Net gain arising during period, net of tax ($0.2 million)	—	—	1,935	1,935
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income, net of tax ($0.2 million)	13	295	1,962	2,270
Balance at December 31, 2010, net of tax ($1.0 million)	$(65)	$(261)	$(4,384)	$(4,710)
Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	7	255	65	327
Net loss arising during period, net of tax ($0.4 million)	—	(25)	(6,102)	(6,127)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income, net of tax ($0.4 million)	7	230	(6,037)	(5,800)
Balance at December 31, 2011, net of tax ($1.4 million)	$(58)	$(31)	$(10,421)	$(10,510)

Estimated amortization of cost to be included in 2012 net periodic pension cost	$7	$337	$212	$556

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2011	2010
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$78,897	$28,863
Aggregate fair value of plan assets	48,801	7,830
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	22,669	18,067
Aggregate fair value of plan assets	—	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the net periodic pension costs:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$5,744	$5,934	$4,381
Interest cost	3,274	3,736	2,959
Expected return on plan assets	(3,119)	(2,336)	(1,350)
Amortization of transition obligation	8	13	64
Amortization of prior service cost	269	295	80
Recognized actuarial loss (gain)	83	27	(17)
Net periodic pension cost	6,259	7,669	6,117
Curtailment loss (gain)	1,016	—	(528)
Settlement loss (gain)	565	—	(586)
Total pension expense	$7,840	$7,669	$5,003

The following table sets forth the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:

	For the Year Ended December 31,
	2011	2010	2009
Discount rate for determining net periodic pension cost	5.2%	6.4%	7.9%
Discount rate for determining benefit obligations at year end	4.2%	5.2%	6.4%
Rate of compensation increase for determining net periodic pension cost	4.6%	5.7%	5.7%
Rate of compensation increase for determining benefit obligations at year end	4.5%	4.6%	5.9%
Expected rate of return on plan assets for determining net periodic pension cost	6.4%	5.4%	5.7%

The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year. Discount rates were generally derived from yield curves constructed from high-quality corporate or foreign government bonds in 2011 and foreign government bonds in 2010, for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan (formerly known as the Central Trust of China). The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on an asset allocation strategy for our Philippine plan assets of 65% to 75% debt (primarily Philippines domestic and U.S.) and 25% to 35% equities (primarily U.S. and Europe). The remainder of the portfolio will contain other investments such as cash, short-term investments and common stock. Philippine plan assets included Amkor common stock totaling $0.4 million in 2011 and $0.7 million in 2010 and 2009, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at December 31, 2011, by asset category utilizing the fair value hierarchy as discussed in Note 15, is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Cash and cash equivalents	$3,242	$—	$—	$3,242
Equity securities
Foreign securities	283	—	—	283
U.S. securities	4,474	—	—	4,474
	4,757	—	—	4,757
U.S. fixed income funds	1,627	—	—	1,627
Bonds
Foreign government bonds	2,007	5,192	—	7,199
Foreign treasury notes	23,485	—	—	23,485
	25,492	5,192	—	30,684
Taiwan retirement fund	7,991	—	—	7,991
Other	346	154	—	500
Total	$43,455	$5,346	$—	$48,801

The fair value of our pension plan assets at December 31, 2010, by asset category utilizing the fair value hierarchy as discussed in Note 15, is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Cash and cash equivalents	$859	$—	$—	$859
Equity securities
Foreign securities	1,022	—	—	1,022
U.S. securities	9,512	—	—	9,512
	10,534	—	—	10,534
U.S. fixed income funds	2,014	—	—	2,014
Bonds
Foreign government bonds	2,259	6,054	—	8,313
Foreign treasury notes	24,727	—	—	24,727
	26,986	6,054	—	33,040
Taiwan retirement fund	7,830	—	—	7,830
Other	183	277	—	460
Total	$48,406	$6,331	$—	$54,737

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Our other category of plan assets included receivables and payables at December 31, 2011 and December 31, 2010. Our other category of plan assets also included real estate at December 31, 2010.

We contributed $3.6 million, $7.9 million and $15.4 million to the Plans during 2011, 2010 and 2009, respectively, and we expect to contribute $3.2 million during 2012. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2012	$2,804
2013	4,160
2014	3,614
2015	3,739
2016	4,201
2017 to 2021	33,407

14.	Treasury Stock

Stock Repurchase Program

In August 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. In February 2012, our Board of Directors authorized the repurchase of an additional $150.0 million of our common stock, exclusive of any fees, commissions or other expenses. The purchase of stock under these programs may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program has been and is expected to be funded with available cash and may be suspended or discontinued at any time. All shares repurchased are recorded as treasury stock at cost.

During the year ended December 31, 2011, we purchased 28.6 million shares of common stock for an aggregate purchase price of $128.9 million, net of $0.6 million of commissions, for an average price of $4.51. At December 31, 2011, approximately $21.1 million was available to repurchase common stock pursuant to the stock repurchase program. At December 31, 2011, $1.1 million of the $128.9 million amount repurchased remained unpaid and is recorded in accrued expenses.

Shares for Tax Withholding

During the year ended December 31, 2011, we withheld 111,000 shares from restricted shares that vested during the respective period to satisfy tax withholding obligations. Minimum tax withholding obligations that arose on the vesting of restricted shares were $0.8 million for the year ended December 31, 2011. These shares are reflected as treasury stock at cost.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring basis

Our financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and restricted cash. Cash and cash equivalents and current restricted cash are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash and cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds and restricted cash are valued using quoted market prices in active markets for identical assets as summarized in the following tables as of December 31, 2011 and 2010:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Cash equivalent money market funds	$165,540	$—	$—	$165,540
Restricted cash money market funds	2,680	—	—	2,680

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Cash equivalent money market funds	$145,827	$—	$—	$145,827
Restricted cash money market funds	17,782	—	—	17,782

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. Such measurements are generally obtained from third party appraisal reports. Impairment losses on property, plant and equipment included in cost of sales were $3.3 million, $1.4 million and $6.0 million in 2011, 2010 and 2009, respectively. Impairment losses included in selling, general and administrative expenses were zero in 2011 and 2009 and $0.6 million in 2010. Impairment losses included in research and development expenses were zero in 2011 and 2010 and $2.6 million in 2009.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the carrying amounts and fair values of financial instruments that are not recorded at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Carrying value of debt	$1,346,651	$1,364,300
Fair value of debt	$1,495,353	$1,806,231

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of December 31, 2011, we have $0.3 million of standby letters of credit outstanding and have an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact to us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future. Attorney fees related to legal matters are expensed as incurred. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described below, except where noted otherwise, based on our belief that liabilities, while possible, are not probable. Further, except where noted otherwise, any possible range of loss cannot be reasonably estimated at this time.

Arbitration Proceedings with Tessera, Inc.

On March 2, 2006, Tessera, Inc. (“Tessera”) filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”), captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration was a license agreement (“License Agreement”) entered into between Tessera and our predecessor in 1996.

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

On January 9, 2009, the panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the License Agreement. The award was for the period March 2, 2002 through December 1, 2008. The final award, plus interest and the royalties through December 2008 amounting to $64.7 million, was expensed in 2008 and paid when due in February 2009.

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

On August 7, 2009, we filed a request for arbitration in the ICC against Tessera, captioned Amkor Technology, Inc. v. Tessera, Inc. (the “Arbitration”). We instituted this action in order to obtain declaratory relief confirming that we are a licensee in good standing under our 1996 License Agreement with Tessera and that the License Agreement remains in effect. We also included a claim seeking damages and injunctive relief regarding Tessera’s tortious interference with our contractual relations and prospective economic advantage, including Tessera’s false and misleading statements questioning our status as a licensee under the License Agreement.

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

Our request for a declaration confirming that we are in compliance with the License Agreement and that our royalty calculations from the previous arbitration were correct was denied. The panel found that we had materially breached the License Agreement by not paying the full amount of royalties due and by failing to satisfy the audit provisions of the License Agreement. The final amount of royalties and interest owed relating to the first phase of the Arbitration was approximately $0.5 million, which has been fully paid.

The hearing on Tessera’s assertion of infringement on additional patents (now ten U.S. and four foreign patents) and the payment of additional royalties under the License Agreement relating to the additional asserted patents was held in August 2011. Prior to the hearing, Tessera and Amkor agreed to dismiss their respective claims for tortious interference. Post-hearing oral arguments were heard in November 2011. Tessera initially claimed that the amount in dispute in the Arbitration was approximately $100 million and is now claiming more than $400 million of royalties under the License Agreement for the additional patents. We believe this amount is speculative and strongly dispute these claims. However, the outcome of this matter is uncertain, and an adverse decision could have a material adverse effect on our results of operations, financial condition and cash flows.

In connection with the Arbitration, we deposited $17.0 million in an escrow account during 2011 and 2010, which was previously classified as restricted cash. This amount represented our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owed on packages assembled by us for one of our customers involved in proceedings with Tessera before the ITC related to the patents at issue in the prior arbitration. As a result of the panel's decision in the first phase of the Arbitration, the full $17.0 million held in escrow was returned to us in December 2011.

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

We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full ITC. On March 31, 2005, the ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination on remand finding that Carsem infringed some of our patent claims and that Carsem had violated Section 337 of the Tariff Act.

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

Following a two-day hearing, on October 30, 2009, the ALJ issued an Initial Determination reaffirming his prior ruling that the Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame package technology, that all of Amkor’s asserted patent claims are valid and that Carsem violated Section 337 of the Tariff Act.

On December 16, 2009, the ITC ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The ITC remanded the investigation to the ALJ to make further findings in light of the ITC's ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ’s ruling did not disturb the prior finding that Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame technology, the ALJ found that some of Amkor’s patent claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the ITC issued a Notice of Commission Final Determination, in which the ITC determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. We have appealed the ITC's ruling to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard in November 2011.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)
2012	$10,191
2013	7,536
2014	7,031
2015	5,141
2016	827
Thereafter	2,955
Total	$33,681

Rent expense amounted to $15.1 million, $16.3 million and $18.3 million for 2011, 2010 and 2009, respectively.

17.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. (“Acqutek”) under arms-length transactions at terms consistent with our non-related party vendors. Mr. James J. Kim, our Executive Chairman of the Board of Directors, owned approximately 16.2% of Acqutek at December 31, 2010. In July 2011, Mr. James J. Kim sold all of his

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

shares in Acqutek and no longer holds any interest in the company. As a result, Acqutek is no longer considered a related party. During 2011, 2010 and 2009, related party inventory purchases from Acqutek were $2.8 million, $10.3 million and $11.4 million, respectively. The related party amount due to Acqutek at December 31, 2010 was $1.2 million.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Executive Chairman of the Board of Directors. We received $0.4 million in services from a company controlled by Mr. JooHo Kim in January and February 2009.

18.	Business Segments, Customer Concentrations and Geographic Information

We have two reportable segments, packaging and test. Packaging and test are integral steps in the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services, or just packaging or test services.

Packaging Services

We offer a broad range of package formats and services to our customers. The differentiating characteristics of package formats can include: (1) size, (2) number of electrical connections, (3) thermal and electrical characteristics, (4) number of chips incorporated, (5) types of interconnect technologies employed and (6) integration of active and passive components.

Test Services

We provide a complete range of semiconductor testing services including wafer testing or probe, various types of final testing, strip testing and complete end-of-line test services up to and including final shipping. Testing solutions vary depending upon the complexity of the device.

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements as a whole. We evaluate our operating segments based on gross profit and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column includes corporate adjustments, gross property, plant and equipment of our corporate and sales offices and capital additions not specifically allocated to one of our operating segments.

	Packaging	Test	Other	Total
	(In thousands)
Year Ended December 31, 2011
Net sales	$2,493,283	282,942	134	$2,776,359
Depreciation expense	$218,352	83,386	307	$302,045
Gross profit	$425,878	65,719	(1,028)	$490,569
Gross property, plant and equipment	$3,217,308	880,611	149,696	$4,247,615
Capital additions	$275,781	101,841	75,367	$452,989
Year Ended December 31, 2010
Net sales	$2,650,257	288,871	355	$2,939,483
Depreciation expense	$209,146	80,907	117	$290,170
Gross profit	$584,190	79,621	(55)	$663,756
Gross property, plant and equipment	$3,018,216	800,125	143,221	$3,961,562
Capital additions	$316,397	97,122	90,944	$504,463
Year Ended December 31, 2009
Net sales	$1,933,600	245,237	272	$2,179,109
Depreciation expense	$184,637	88,558	138	$273,333
Gross profit	$429,295	57,652	(6,551)	$480,396
Gross property, plant and equipment	$2,689,005	753,234	135,116	$3,577,355
Capital additions	$136,902	19,393	41,447	$197,742

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on customer location:

	Net Sales
	2011	2010	2009
	(In thousands)
Japan	$340,302	$455,339	$260,500
Singapore	539,467	643,496	482,333
Taiwan	119,334	177,505	138,793
Other foreign countries	689,643	772,337	543,658
Total foreign countries	1,688,746	2,048,677	1,425,284
United States	1,087,613	890,806	753,825
Total net sales	$2,776,359	$2,939,483	$2,179,109

In 2011, one customer accounted for 17% of our consolidated net sales, representing approximately 15% of our packaging net sales and 30% of our test net sales. In 2011, another customer accounted for 11% of our consolidated net sales, substantially all of which were packaging net sales. No customer exceeded 10% of consolidated net sales in 2010. In 2009, one customer accounted for 12% of our consolidated net sales, representing approximately 11% of our packaging net sales and 22% of our test net sales.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net
	2011	2010
	(In thousands)
China	$321,037	$265,116
Japan	18,729	21,365
Korea	822,509	679,488
Philippines	213,377	231,795
Taiwan	230,975	287,439
Other foreign countries	138	90
Total foreign countries	1,606,765	1,485,293
United States	49,449	51,933
Total property, plant and equipment, net	$1,656,214	$1,537,226

19.	Restructuring and Reduction in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Adjustments” represents revisions of estimates. “Non-cash Amounts” consists of asset impairments and pension plan curtailments and settlements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	Employee Separation Costs	Contractual Obligations	Asset Impairments	Other	Total
	(In thousands)
Accrual at December 31, 2008	$782	$—	$—	$—	$782
Charges	12,273	4,731	2,290	186	19,480
Cash Payments	(10,096)	(2,543)	—	—	(12,639)
Adjustments	(135)	(468)	—	—	(603)
Non-cash Amounts	1,114	1,093	(2,290)	(186)	(269)
Accrual at December 31, 2009	3,938	2,813	—	—	6,751
Charges	4,614	41	282	—	4,937
Cash Payments	(7,882)	(2,854)	—	—	(10,736)
Non-cash Amounts	—	—	(282)	—	(282)
Accrual at December 31, 2010	670	—	—	—	670
Charges	8,326	—	—	—	8,326
Cash Payments	(7,416)	—	—	—	(7,416)
Non-cash Amounts	(1,580)	—	—	—	(1,580)
Accrual at December 31, 2011	$—	$—	$—	$—	$—

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

Reduction in Force

During 2011, we reduced our workforce by approximately 1,050 employees at a foreign location. We recorded $8.3 million in charges for one-time termination benefits including $1.6 million in curtailment and settlement charges, of which $7.7 million and $0.6 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to December 31, 2011.

In December 2011, we commenced voluntary employee workforce reductions which we expect to impact employees at another foreign location. For the three months ended March 31, 2012, we estimate that we will incur approximately $6 million in charges for special termination benefits.

During 2009, we reduced our workforce by approximately 1,750 employees at certain foreign locations. We recorded $6.3 million in charges for one-time and contractual termination benefits, net of a pension curtailment gain, of which $5.8 million and $0.5 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to and utilized in other factories. At December 31, 2010, the related net book value of $13.1 million was classified as held for sale and included in other current assets. In June 2011, we sold the facility in Singapore for $13.3 million in cash, net of goods and services tax. The gain on the sale of the facility was not significant and had no net tax effect.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The liability for one-time involuntary termination benefits for employees that provided services beyond the minimum retention period was recognized over the service period. During 2010 and 2009, we recorded charges for termination benefits of $2.6 million and $4.8 million, of which $1.9 million and $3.4 million were recorded in cost of sales, and $0.7 million and $1.3 million were recorded in selling, general and administrative expenses, respectively. In 2009, $0.1 million was recorded in research and development expenses.

Contractual obligation costs, asset impairments and other costs were included in costs of goods sold. During 2009, we recorded a charge of $4.7 million representing the expected costs associated with the termination of our lease of one of our facilities that was vacated. In October 2009, we entered into a pre-termination agreement with the lessor, and this agreement required us to make specified payments through January 2010 in exchange for early termination and relief from our existing $1.1 million asset retirement obligation related to the leased property. As a result of remeasuring our remaining expected future lease costs, we reduced our liability by $0.5 million during 2009. This was reflected as a non-cash accrual amount in 2009 and a cash payment in 2010. Asset impairment expenses of $0.3 million in 2010 and $2.3 million in 2009 related to non-transferable machinery and equipment as well as abandoned building improvements at the leased facility. All amounts accrued at December 31, 2010 were classified in current liabilities. All amounts were paid as of December 31, 2011.

Early Retirement Program

In October 2010, our Korean subsidiary offered a voluntary early retirement program for eligible employees. As a result, we recorded charges for special termination benefits of $2.1 million, of which $1.8 million was recorded in cost of sales, $0.2 million was recorded in selling, general and administrative expenses and $0.1 million was recorded in research and development expenses. All amounts accrued at December 31, 2010 were classified in current liabilities. All amounts were paid as of December 31, 2011.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2009	$261,613	(28,056)	(25,666)	1,034	$208,925
Year ended December 31, 2010	208,925	15,009	(5)	(317)	223,612
Year ended December 31, 2011	223,612	(509)	(8,163)	(671)	214,269

(a)
Column represents adjustments to the deferred tax asset valuation allowance directly through stockholders’ equity for changes in accumulated other comprehensive income related to our foreign defined benefit pension plans.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded those disclosure controls and procedures were effective as of that date.

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the three months ended September 30, 2011, we implemented several significant ERP modules at a subsidiary, including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represents a change in our internal control over financial reporting. During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2012 Annual Meeting of Stockholders.

Additionally, our Code of Business Conduct, Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our web site (http://www.amkor.com).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2012 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2011:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plans approved by stockholders (1)	6,024	$9.94	14,996
Equity compensation plans not approved by stockholders (2)	28	17.06	444
Total equity compensation plans	6,052		15,440

(1)
As of December 31, 2011, a total of 15.0 million shares were reserved for issuance under the 2007 Equity Incentive Plan. Shares available for issuance under our 2007 Equity Incentive Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

(2)
As of December 31, 2011, a total of 0.4 million shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision in this plan that restores the number of shares of common stock reserved for issuance under the plan to 0.3 million as of each January 1. On January 1, 2012, no additional shares were added to the plan pursuant to the annual restoration provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions,” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2012 Annual Meeting of Stockholders.

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
AMKOR TECHNOLOGY, INC.

By:	/s/ Kenneth T. Joyce
Kenneth T. Joyce President and Chief Executive Officer
	Date:	February 23, 2012
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

Name	Title	Date

/s/ Kenneth T. Joyce	President and Chief Executive Officer	February 23, 2012
Kenneth T. Joyce

/s/ Joanne Solomon	Executive Vice President and Chief Financial Officer	February 23, 2012
Joanne Solomon

/s/ James J. Kim	Executive Chairman	February 23, 2012
James J. Kim

/s/ Roger A. Carolin	Director	February 23, 2012
Roger A. Carolin

/s/ Winston J. Churchill	Director	February 23, 2012
Winston J. Churchill

/s/ John T. Kim	Director	February 23, 2012
John T. Kim

Name	Title	Date

/s/ John F. Osborne	Director	February 23, 2012
John F. Osborne

Director
Dean Park

/s/ James W. Zug	Director	February 23, 2012
James W. Zug

EXHIBIT INDEX

2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(5)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws.(14)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding the 6.00% Convertible Senior Subordinated Notes due 2014.(11)
4.3	Form of Note for the 6.00% Convertible Senior Subordinated Notes due 2014.(11)
4.4	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(11)
4.5	Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 7.375% Senior Notes due 2018.(15)
4.6
Registration Rights Agreement, dated May 4, 2010, by and among Amkor Technology, Inc. and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. regarding the 7.375% Senior Notes due 2018.(15)

4.7	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.(19)
4.8	Registration Rights Agreement, dated May 20, 2011, by and among Amkor Technology, Inc. and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.(19)
4.9	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(19)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(10)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(6)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement thereunder.(2)*
10.8	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(10)*
10.9	2007 Equity Incentive Plan.(8)*
10.10	Form of Stock Option Agreement under the 2007 Equity Incentive Plan.(9)*
10.11	Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Plan. (16)*
10.12	2007 Executive Incentive Bonus Plan.(8)*
10.13	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(7)
10.14	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(7)
10.15	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(7)
10.16	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(7)
10.17	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(7)

10.18	Voting Agreement, by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(6)
10.19	Working Capital Facility Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. And Amkor Assembly and Test (Shanghai) Co., Ltd.(13)
10.20	Real Property Mortgage Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. and Amkor Assembly and Test (Shanghai) Co., Ltd.(13)
10.21	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(11)
10.22
Amended and Restated Loan and Security Agreement, dated as of April 16, 2009, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(12)

10.23	Credit Facility Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(17)
10.24	Additional Agreement, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc.(17)
10.25	General Terms and Conditions for Bank Credit Transactions, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc.(17)
10.26	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(17)
10.27	Kun-Guarantee, dated May 24, 2010, by and between Amkor Technology, Inc. and Woori Bank.(17)
10.28
First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 10, 2010, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(18)

10.29	Severance Agreement and Release, dated May 23, 2011, by and between James Fusaro and Amkor Technology, Inc.(20)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Kenneth T. Joyce, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.
**
This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

_______________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2008.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 7, 2008.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 6, 2009.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 5, 2009.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.
(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 5, 2010.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 10, 2010.
(19)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2011.
(20)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 4, 2011.