Form 10-Q
period 2012-03-31
AMKOR TECHNOLOGY INC
filed 2012-05-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 27, 2012 was 168,287,882.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net sales	$655,010	$664,950
Cost of sales	550,029	538,264
Gross profit	104,981	126,686
Operating expenses:
Selling, general and administrative	57,255	64,558
Research and development	13,425	12,129
Total operating expenses	70,680	76,687
Operating income	34,301	49,999
Other expense (income):
Interest expense	18,586	18,789
Interest expense, related party	3,492	2,580
Interest income	(889)	(587)
Foreign currency loss	790	1,731
Equity in earnings of unconsolidated affiliate	(1,988)	(1,518)
Other income, net	(634)	(144)
Total other expense, net	19,357	20,851
Income before income taxes	14,944	29,148
Income tax expense	3,362	3,382
Net income	11,582	25,766
Net loss (income) attributable to noncontrolling interests	192	(663)
Net income attributable to Amkor	$11,774	$25,103
Net income attributable to Amkor per common share:
Basic	$0.07	$0.13
Diluted	$0.06	$0.10
Shares used in computing per common share amounts:
Basic	167,866	194,067
Diluted	250,688	277,585

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income attributable to Amkor	$11,774	$25,103
Other comprehensive income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($35) and $13	1,347	103
Cumulative translation adjustment, net of tax of $915 and $0	(2,769)	(567)
Total other comprehensive loss	(1,422)	(464)
Comprehensive income attributable to Amkor	$10,352	$24,639

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$381,132	$434,631
Restricted cash	2,680	2,680
Accounts receivable:
Trade, net of allowances	345,764	298,543
Other	19,746	27,197
Inventories	205,400	198,427
Other current assets	37,683	35,352
Total current assets	992,405	996,830
Property, plant and equipment, net	1,691,540	1,656,214
Intangibles, net	7,260	8,382
Investments	36,567	36,707
Restricted cash	2,279	4,001
Other assets	74,161	70,913
Total assets	$2,804,212	$2,773,047
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$53,027	$59,395
Trade accounts payable	424,163	424,504
Accrued expenses	173,572	158,287
Total current liabilities	650,762	642,186
Long-term debt	1,076,640	1,062,256
Long-term debt, related party	225,000	225,000
Pension and severance obligations	125,413	129,096
Other non-current liabilities	19,003	13,288
Total liabilities	2,096,818	2,071,826
Commitments and contingencies (see Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,517 and 197,359 shares issued, and 167,760 and 168,628 shares outstanding, in 2012 and 2011, respectively	198	197
Additional paid-in capital	1,612,112	1,611,242
Accumulated deficit	(786,688)	(798,462)
Accumulated other comprehensive income	9,427	10,849
Treasury stock, at cost, 29,757 and 28,731 shares in 2012 and 2011, respectively	(135,418)	(130,560)
Total Amkor stockholders’ equity:	699,631	693,266
Noncontrolling interests in subsidiaries	7,763	7,955
Total equity	707,394	701,221
Total liabilities and equity	$2,804,212	$2,773,047
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$11,582	$25,766
Depreciation and amortization	88,446	83,442
Other operating activities and non-cash items	(1,772)	4,896
Changes in assets and liabilities	(42,150)	6,123
Net cash provided by operating activities	56,106	120,227
Cash flows from investing activities:
Purchases of property, plant and equipment	(121,087)	(113,881)
Proceeds from the sale of property, plant and equipment	621	278
Financing lease payment from unconsolidated affiliate	7,914	3,020
Other investing activities	1,683	(1,057)
Net cash used in investing activities	(110,869)	(111,640)
Cash flows from financing activities:
Borrowings under short-term debt	20,000	15,000
Payments of short-term debt	(15,000)	(15,000)
Proceeds from issuance of long-term debt	158,742	—
Payments of long-term debt	(156,357)	(20,413)
Payments for repurchase of common stock	(4,505)	—
Proceeds from the issuance of stock through share-based compensation plans	69	627
Payments of tax withholding for restricted shares	(353)	(696)
Net cash provided by (used in) financing activities	2,596	(20,482)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,332)	(152)
Net decrease in cash and cash equivalents	(53,499)	(12,047)
Cash and cash equivalents, beginning of period	434,631	404,998
Cash and cash equivalents, end of period	$381,132	$392,951
Non cash investing and financing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	$—	$100,000

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2011, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2011, filed on Form 10-K with the SEC on February 23, 2012. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

2.    New Accounting Standards

Recently Adopted Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820). This ASU updates certain requirements for measuring fair value and disclosure regarding fair value measurement. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is not permitted. Our adoption of ASU 2011-04 on January 1, 2012, impacted our financial statement disclosure.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. Our adoption of ASU 2011-05 on January 1, 2012, impacted our financial statement presentation.

3.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares. There is no deferred income tax benefit.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock options	$390	$579
Restricted shares	412	1,442
Total share-based compensation expense	$802	$2,021

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of sales	$12	$1
Selling, general and administrative	687	1,757
Research and development	103	263
Total share-based compensation expense	$802	$2,021

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2012:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	6,052	$9.97
Granted	—	—
Exercised	(18)	3.93
Forfeited or expired	(634)	12.59
Outstanding at March 31, 2012	5,400	$9.68	2.98	$1,185
Fully vested and expected to vest at March 31, 2012	5,384	$9.69	2.97	$1,185
Exercisable at March 31, 2012	5,073	$9.83	2.70	$1,130

There were no options granted during the three months ended March 31, 2012 and 2011. The intrinsic value of options exercised for the three months ended March 31, 2012 was insignificant and for the three months ended March 31, 2011, were $0.3 million. For the three months ended March 31, 2012 and 2011, cash received for stock option exercises was $0.1 million and $0.6 million, respectively. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $1.0 million as of March 31, 2012, which is expected to be recognized over a weighted-average period of 1.2 years beginning April 1, 2012. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2012:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2011	693	$7.33
Awards granted	—	—
Awards vested	(140)	7.65
Awards forfeited	(9)	7.20
Nonvested at March 31, 2012	544	$7.25

The fair value of shares vested during the three months ended March 31, 2012 was $1.0 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The unrecognized compensation cost, including a forfeiture estimate, was $3.3 million as of March 31, 2012, which is expected to be recognized over a weighted average period of approximately 2.4 years beginning April 1, 2012. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.    Income Taxes

Our income tax expense of $3.4 million for the three months ended March 31, 2012, primarily reflects $2.0 million of expense related to income taxes at certain of our foreign operations, $0.5 million of foreign withholding taxes and $0.9 million of deferred taxes on undistributed earnings from our investment in J-Devices Corporation ("J-Devices"). Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At March 31, 2012, we had U.S. net operating loss carryforwards totaling $375.5 million, which expire at various times through 2031. Additionally, at March 31, 2012, we had $69.7 million of non-U.S. net operating loss carryforwards, the majority of which will expire at various times through 2022.

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

Our gross unrecognized tax benefits of $8.0 million as of March 31, 2012, did not change significantly since December 31, 2011. However, in April 2012 we received formal notification that a foreign tax authority accepted our ruling request related to revenue attribution. As a result, we will recognize a tax benefit of $4.0 million in the second quarter of 2012, which will have a favorable impact on our effective tax rate for that quarter and for 2012. Substantially all of the remaining balance of our unrecognized tax benefits at March 31, 2012, would also reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and is reduced for treasury stock. Unvested share-based compensation awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method. We grant restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine EPS.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net income attributable to Amkor	$11,774	$25,103
Income allocated to participating securities	(38)	(116)
Net income available to Amkor common stockholders	11,736	24,987
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	38	116
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,026
Net income attributable to Amkor — diluted	$15,800	$29,129

Weighted average shares outstanding — basic	167,866	194,067
Effect of dilutive securities:
Stock options	164	417
Unvested restricted shares	—	443
6.0% convertible notes due 2014	82,658	82,658
Weighted average shares outstanding — diluted	250,688	277,585
Net income attributable to Amkor per common share:
Basic	$0.07	$0.13
Diluted	0.06	0.10

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock options and restricted share awards	4,408	5,531
2.5% convertible notes due 2011	—	2,918
6.25% convertible notes due 2013	—	2,819
Total potentially dilutive shares	4,408	11,268

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Equity and Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2011	$693,266	$7,955	$701,221
Net income	11,774	(192)	11,582
Other comprehensive loss	(1,422)	—	(1,422)
Treasury stock acquired through surrender of shares for tax withholding	(353)	—	(353)
Issuance of stock through employee share-based compensation plans	69	—	69
Share-based compensation expense	802	—	802
Repurchase of common stock	(4,505)	—	(4,505)
Equity at March 31, 2012	$699,631	$7,763	$707,394

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2010	$630,013	$6,668	$636,681
Net income	25,103	663	25,766
Other comprehensive loss	(464)	—	(464)
Treasury stock acquired through surrender of shares for tax withholding	(696)	—	(696)
Issuance of stock through employee share-based compensation plans	627	—	627
Share-based compensation expense	2,021	—	2,021
Conversion of debt to common stock	100,497	—	100,497
Equity at March 31, 2011	$757,101	$7,331	$764,432

7.    Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials and purchased components	$155,628	$158,656
Work-in-process	49,772	39,771
Total inventories	$205,400	$198,427

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	890,981	871,970
Machinery and equipment	3,086,200	3,016,430
Software and computer equipment	187,508	186,378
Furniture, fixtures and other equipment	19,454	19,736
Construction in progress	18,394	26,818
	4,328,820	4,247,615
Less accumulated depreciation and amortization	(2,637,280)	(2,591,401)
Total property, plant and equipment, net	$1,691,540	$1,656,214

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of sales	$80,097	$75,254
Selling, general and administrative	5,107	5,626
Research and development	2,080	1,441
Total depreciation expense	$87,284	$82,321

The following table reconciles our activity related to property, plant and equipment additions as reflected on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Property, plant and equipment additions	$123,935	$104,993
Net change in related accounts payable and deposits	(2,848)	8,888
Purchases of property, plant and equipment	$121,087	$113,881

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Intangible Assets

Intangibles as of March 31, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$27,306	$(23,953)	$3,353
Customer relationships	13,625	(9,718)	3,907
Total intangibles	$40,931	$(33,671)	$7,260

Intangibles as of December 31, 2011, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$29,774	$(26,158)	$3,616
Customer relationships	13,625	(8,859)	4,766
Total intangibles	$43,399	$(35,017)	$8,382

Amortization of identifiable intangible assets for the three months ended March 31, 2012 and 2011 was $1.2 million and $1.3 million, respectively. Based on the amortizing assets recognized in our balance sheet at March 31, 2012, amortization for each of the next five years is estimated as follows:

(In thousands)
2012 remaining	$2,567
2013	3,368
2014	656
2015	354
2016	125
Thereafter	190
Total amortization	$7,260

10.    Investments

Investments consist of the following:

	March 31, 2012		December 31, 2011
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$36,567	30.0%	$36,707	30.0%

J-Devices Corporation

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our investment includes our 30% equity interest and options to acquire additional equity interests. The options, exercisable at our discretion, permit us to increase our percentage ownership of J-Devices on the anniversary date up to 60% in 2012, 66% in 2014 and 80% in 2015. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us if we have exercised any of our options. After we own 80% or more shares, the former shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the financial position of J-Devices at the time of exercise.

Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. For the three months ended March 31, 2012 and 2011, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $2.0 million and $1.5 million, respectively.

In addition, as a change in our investment in unconsolidated affiliate, we record equity method adjustments for the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment as well as other adjustments required by the equity method.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased packaging and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three months ended March 31, 2012 and 2011, we recognized interest income of $0.1 million and $0.2 million, respectively. Our lease receivable, net was $16.4 million and $20.2 million as of March 31, 2012, and December 31, 2011, respectively, and was recorded as a component of other accounts receivable.

11.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Payroll and benefits	$56,657	$59,928
Customer advances and deferred revenue	40,877	34,672
Accrued interest	28,271	11,941
Income taxes payable	7,483	4,446
Accrued severance plan obligations (Note 13)	7,224	7,476
Other accrued expenses	33,060	39,824
Total accrued expenses	$173,572	$158,287

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2012	December 31, 2011
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 2.25%-2.75%, due April 2015	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party	250,000	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
₩50 billion revolving credit facility, CD base interest rate plus 2.20%, due June 2012	—	—
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013 (1)	—	103,000
Term loan, bank base rate plus 0.5%, due April 2014	107,140	107,140
Term loan, bank base rate plus 1.06% or 1.16%, due July 2014	50,000	50,000
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (1)	100,000	—
Term loan, bank funding rate-linked base rate plus 1.7%, due March 2016	21,214	12,512
Other:
¥1 billion revolving credit facility, TIBOR plus 0.6%, due September 2012 (Japan)	—	—
Term loan, TIBOR plus 0.8%, due September 2012 (Japan)	6,273	9,495
Term loan, LIBOR plus 2.8%, due April 2012 and January 2013 (China)	25,000	20,000
Term loan, TAIFX plus 2.0%, due April 2015 (Taiwan) (2)	50,040	49,504
	1,354,667	1,346,651
Less: Short-term borrowings and current portion of long-term debt	(53,027)	(59,395)
Long-term debt (including related party)	$1,301,640	$1,287,256

(1)
In March 2012, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) repaid the remaining outstanding balance due May 2013 by entering into a $100.0 million term loan with the same Korean bank, which is due upon maturity in March 2015. The term loan bears interest at a foreign currency funding-linked base rate plus 2.30% (5.47% as of March 31, 2012) to be paid monthly. The term loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities.

(2)
In January 2012, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, converted the existing NT$1.5 billion term loan from a Taiwanese to a U.S. dollar denominated term loan (approximately $50.0 million). The term loan bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus 2.0% (3.35% as of March 31, 2012). All other terms and conditions remain the same.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our outstanding notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of March 31, 2012.

13.    Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,701	$1,628
Interest cost	821	909
Expected return on plan assets	(783)	(875)
Amortization of transition obligation	2	2
Amortization of prior service cost	70	78
Recognized actuarial loss	51	22
Net periodic pension cost	1,862	1,764
Curtailment loss	1,089	—
Settlement gain	(100)	—
Total pension expense	$2,851	$1,764

During the three months ended March 31, 2012, we recognized net curtailment and settlement losses of $1.0 million resulting from the remeasurement of our defined benefit plan in Japan due to reductions in workforce (See Note 18).

For the three months ended March 31, 2012, we contributed $0.1 million to the pension plans. We expect to contribute approximately $3.2 million to the pension plans during the remainder of 2012. For the three months ended March 31, 2011, our contributions to the pension plans were not significant.

Korean Severance Plan

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. To the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision recorded for severance benefits for the three months ended March 31, 2012 and 2011, was $0.4 million and $5.7 million, respectively. The balance of our Korean severance obligation consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Current (Accrued expenses)	$7,224	$7,476
Non-current (Pension and severance obligations)	100,135	99,000
Total Korean severance obligation	$107,359	$106,476

14.    Treasury Stock

Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. The purchase of stock under the program may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2012, we purchased 1.0 million shares of common stock for an aggregate purchase price of $4.5 million, net of an insignificant amount of commissions, for an average price of $4.62. Since inception of the program, we have purchased a total of 29.5 million shares at an aggregate purchase price of $133.4 million, net of $0.6 million of commissions. At March 31, 2012, approximately $166.6 million was available to repurchase common stock pursuant to the stock repurchase program.

Shares for Tax Withholding

During each of the three months ended March 31, 2012 and 2011, we withheld 0.1 million shares from restricted shares that vested during the respective period to satisfy tax withholding obligations. Minimum tax withholding obligations that arose on the vesting of restricted shares were $0.4 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Our assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and current restricted cash. Cash and cash equivalents and current restricted cash are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash and cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds and restricted cash are valued using quoted market prices in active markets for identical assets. We also measure certain assets and liabilities, including property,

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. For the three months ended March 31, 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, dealer listings, replacement costs, price lists, cost indices and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	For the Three Months Ended March 31, 2012	March 31, 2012	For the Three Months Ended March 31, 2011	December 31, 2011
	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
	(In thousands)
Recurring fair value measurements:
Cash equivalent money market funds (Level 1)		$173,251		$165,540
Restricted cash money market funds (Level 1)		2,680		2,680

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$(235)	$434	$(1,014)

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$792,600	$745,000	$737,049	$745,000
Convertible senior subordinated notes (Level 1)	533,750	250,000	405,625	250,000
Subsidiary term loans (Level 2)	368,582	359,667	352,679	351,651
Total debt	$1,694,932	$1,354,667	$1,495,353	$1,346,651

The estimated fair value of the debt is based primarily on quoted market prices reported on the balance sheet date for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality and risk profile.

16.    Commitments and Contingencies

We have a $100.0 million senior secured revolving credit facility that matures in April 2015. The facility has a letter of credit sub-facility of $25.0 million. As of March 31, 2012, we have $0.3 million of standby letters of credit outstanding and have an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers' specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.

Business Segments

We have two reportable segments, packaging and test. Packaging and test are integral steps in the process of manufacturing semiconductor devices, and our customers will engage with us for both packaging and test services, or just packaging or test services.

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements as a whole. We evaluate our operating segments based on gross profit and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column includes corporate adjustments, gross property, plant and equipment of our corporate and sales offices and capital additions that do not directly support manufacturing operations, such as research and development and infrastructure projects.

	Packaging	Test	Other	Total
	(In thousands)
Three months ended March 31, 2012
Net sales	$581,511	$73,499	$—	$655,010
Depreciation expense	57,920	22,177	—	80,097
Gross profit	87,303	17,678	—	104,981
Capital additions	53,551	49,082	21,302	123,935
Three months ended March 31, 2011
Net sales	$597,807	$67,132	$11	$664,950
Depreciation expense	54,799	20,418	37	75,254
Gross profit	111,305	15,487	(106)	126,686
Capital additions	65,984	21,636	17,373	104,993
Gross property, plant and equipment
March 31, 2012	$3,246,362	931,009	151,449	$4,328,820
December 31, 2011	3,217,308	880,611	149,696	4,247,615

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.    Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” consists of pension plan curtailments and settlements and foreign currency adjustments.

Employee Separation Costs
(In thousands)
Accrual at December 31, 2011	$—
Charges	7,160
Cash Payments	(3,398)
Non-cash Amounts	(1,066)
Accrual at March 31, 2012	$2,696

Employee Separation Costs
(In thousands)
Accrual at December 31, 2010	$670
Charges	38
Cash Payments	(565)
Accrual at March 31, 2011	$143

Reduction in Force

During the three months ended March 31, 2012, we reduced our workforce by approximately 120 employees at our manufacturing operations in Japan. We recorded $7.2 million in charges for one-time termination benefits including $1.0 million in net curtailment and settlement charges, of which $5.5 million, $1.6 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts accrued at March 31, 2012, are classified in current liabilities.

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to and utilized in other factories. In June 2011, we sold the facility in Singapore for $13.3 million in cash, net of goods and services tax. The gain on the sale of facility was not significant and had no net tax effect.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and the repurchase of common stock, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system and (15) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2012, and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

Overview

Amkor is one of the world's leading providers of outsourced semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of tiny transistor elements into complex patterns of electronic circuitry on silicon wafers, thereby creating large numbers of individual semiconductor devices or integrated circuits on each wafer (generally referred to as “chips” or “die”). Each device on the wafer is tested, and the wafer is cut into pieces called chips. The chips are attached through wirebonding to a substrate or leadframe, or to a substrate in the case of flip chip interconnect, and then encased in a protective material to create a package. For a wafer-level package, the electrical interconnections are created directly on the surface of the wafer without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

Our packages are designed based on application and chip specific requirements including the type of interconnect technology employed, size, thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services.

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

Our net sales decreased $9.9 million or 1.5% to $655.0 million for the three months ended March 31, 2012, from $665.0 million for the three months ended March 31, 2011. The decrease was driven by a decline of $16.3 million or 2.7% in packaging net sales as a result of weakness in the consumer, auto/industrial and networking end markets, partially offset by strength in the communications end market. The decrease in packaging net sales was partially offset by a $6.4 million or 9.5% increase in our test net sales. The increase in test net sales was the result of strength in the communications end market.

Gross margin for the three months ended March 31, 2012, decreased to 16.0% from 19.1% for the three months ended March 31, 2011. The decrease in gross margin was primarily due to weakness in demand for some of our packaging services and the corresponding lower level of utilization for the related manufacturing assets, restructuring activities at our manufacturing operations in Japan, increased depreciation expense as a result of our continued investment in property, plant and equipment and the increased cost of gold used in many of our wirebond packages. These costs were partially offset by a decline in our severance obligation in Korea driven by lower bonus payments, as well as labor savings from our restructuring activities.

Our capital additions totaled $123.9 million or 18.9% of net sales for the three months ended March 31, 2012, compared to $105.0 million or 15.8% of net sales for the three months ended March 31, 2011. During the three months ended March 31, 2012, 43.2% of our capital additions were made in packaging, 39.6% in test and 17.2% for research and development and infrastructure projects.

As part of our continued focus on driving greater factory and administrative efficiencies, we reduced employee and contractor headcount at our manufacturing operations in Japan during the three months ended March 31, 2012. These reductions resulted in charges for voluntary termination benefits of $7.2 million.

For the three months ended March 31, 2012, we were free cash flow negative, primarily due to increased accounts receivable, lower gross profit and increased purchases of property, plant and equipment. Cash provided by operating activities was $56.1 million for the three months ended March 31, 2012, as compared to cash provided by operating activities of $120.2 million for the three months ended March 31, 2011. The decrease was primarily attributable to an increase in accounts receivable and the decrease in gross profit. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At March 31, 2012, our cash and cash equivalents totaled approximately $381.1 million, and we have an aggregate of $22.3 million of debt due through the end of 2012. In March 2012, we refinanced the remaining outstanding balance of our Korean loan due May 2013 by entering into a $100.0 million term loan due upon maturity in March 2015.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended March 31, 2012, we repurchased 1.0 million shares for $4.5 million under this program. Our stock repurchase program may be suspended or discontinued at any time.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Gross profit	16.0%	19.1%
Depreciation and amortization	13.5%	12.5%
Operating income	5.2%	7.5%
Income before income taxes	2.3%	4.4%
Net income attributable to Amkor	1.8%	3.8%

Net Sales

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Net sales	$655,010	$664,950	$(9,940)	(1.5)%
Packaging net sales	581,511	597,807	(16,296)	(2.7)%
Test net sales	73,499	67,132	6,367	9.5%

Net Sales. Net sales in the three months ended March 31, 2012, decreased compared to the three months ended March 31, 2011 as a result of lower net sales of our packaging services. The decrease in packaging net sales was driven by weakness in the consumer, auto/industrial and networking end markets. These decreases were partially offset by strength in the communications end market along with other advanced packaging services. The overall decline in net sales was partially offset by an increase in test net sales due to the strength in the communications end market.

Packaging Net Sales. Packaging net sales in the three months ended March 31, 2012, decreased compared to the three months ended March 31, 2011. The decrease was primarily driven by weakness in sales of our ball grid array packaging services supporting networking, home electronics and gaming applications. This decrease was partially offset by increased sales of our chip scale packaging services for computing and communications. Packaging unit volume decreased 0.2 billion units to 1.9 billion units during the three months ended March 31, 2012, compared to 2.1 billion units during the three months ended March 31, 2011, primarily due to a decrease in unit demand for our leadframe packaging services and wirebond chip scale packages.

Test Net Sales.   Test net sales in the three months ended March 31, 2012, increased compared to the three months ended March 31, 2011. The increase was primarily attributable to higher test services for wireless communications products.

Cost of Sales

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Cost of sales	$550,029	$538,264	$11,765	2.2%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 44.9% for the three months ended March 31, 2012, from 42.8% for the three months ended March 31, 2011. The increase as a percentage of sales was primarily due to the increased cost of gold used in many of our wirebond packages and a shift to a mix of packaging services with a higher material content as a percentage of net sales. Material costs in absolute dollars over the same periods also increased primarily due to the increased cost of gold used in many of our wirebond packages.

Labor costs as a percentage of net sales decreased to 14.0% for the three months ended March 31, 2012, from 14.2% for the three months ended March 31, 2011. Labor costs as a percentage of sales, and in absolute dollars, decreased due to a decline in our severance obligation in Korea, as well as labor savings from our restructuring activities. These costs savings were partially offset by a $5.5 million charge for the restructuring activities at our manufacturing operations in Japan for the three months ended March 31, 2012.

Other manufacturing costs as a percentage of net sales increased to 25.0% for the three months ended March 31, 2012, from 23.9% for the three months ended March 31, 2011. The increase in other manufacturing costs as a percentage of sales was primarily attributable to increased depreciation expense as a result of our continued investments in property, plant and equipment.

Gross Profit

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Gross profit	$104,981	$126,686	$(21,705)
Gross margin	16.0%	19.1%	(3.1)%

Gross profit and gross margin for the three months ended March 31, 2012, decreased compared to the three months ended March 31, 2011. The decline in gross profit and gross margin was primarily due to weakness in demand for some of our packaging services and the corresponding lower level of utilization of our manufacturing assets primarily related to our ball grid array packaging services. Gross profit and gross margin were also negatively impacted by restructuring activities at our manufacturing operations in Japan, increased depreciation expense as a result of our continued investment in property, plant and equipment and the increased cost of gold used in many of our wirebond packages. These reductions in gross profit and gross margin were partially offset by a decline in our severance obligation in Korea, as well as labor savings from our restructuring activities.

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Packaging gross profit	$87,303	$111,305	$(24,002)
Packaging gross margin	15.0%	18.6%	(3.6)%

Packaging Gross Profit.   Gross profit and gross margin for packaging net sales for the three months ended March 31, 2012, decreased compared to the three months ended March 31, 2011. The decrease in gross profit and margin was primarily attributable to weakness in demand for our ball grid array packaging services and the corresponding lower level of utilization for the related manufacturing assets. Packaging gross profit and gross margin were also negatively impacted by restructuring activities at our manufacturing operations in Japan, increased depreciation expense as a result of our continued investment in property, plant and equipment and the increased cost of gold used in many of our wirebond packages. These reductions in gross profit and gross margin were partially offset by a decline in our severance obligation in Korea, as well as labor savings from our restructuring activities.

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Test gross profit	$17,678	$15,487	$2,191
Test gross margin	24.1%	23.1%	1.0%

Test Gross Profit.   Gross profit and gross margin for test net sales for the three months ended March 31, 2012, increased compared to the three months ended March 31, 2011. The increase in gross profit and margin was primarily a result of increased customer demand for test services and higher utilization of our test assets during the three months ended March 31, 2012.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Selling, general and administrative	$57,255	$64,558	$(7,303)	(11.3)%

Selling, general and administrative expenses for the three months ended March 31, 2012, decreased compared to the three months ended March 31, 2011. The decrease was mainly attributable to lower professional fees and reduced compensation expense.

Research and Development

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Research and development	$13,425	$12,129	$1,296	10.7%

Research and development activities are focused on developing new package interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer level processing. The increase in research and development expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily attributable to increased headcount and increased depreciation from research and development capital additions as a result of our continued investment in property, plant and equipment.

Other Expense, Net

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Interest expense, net	$21,189	$20,782	$407	2.0%
Foreign currency loss	790	1,731	(941)	(54.4)%
Equity in earnings of unconsolidated affiliate	(1,988)	(1,518)	(470)	31.0%
Other income, net	(634)	(144)	(490)	340.3%
Total other expense, net	$19,357	$20,851	$(1,494)	(7.2)%

Other expense, net for the three months ended March 31, 2012, decreased compared to the three months ended March 31, 2011. This decrease was primarily a result of reductions in foreign currency losses and increases in our equity in earnings of J-Devices. The reduction in foreign currency losses of $0.9 million during the three months ended March 31, 2012, was primarily attributable to lower net monetary liabilities denominated in foreign currencies. In addition, our equity in earnings of J-Devices increased by $0.5 million during the three months ended March 31, 2012.

Income Tax Expense

	For the Three Months Ended March 31,
	2012	2011	Change
	(In thousands, except percentages)
Income tax expense	$3,362	$3,382	$(20)	(0.6)%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three months ended March 31, 2012 and 2011, was attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes and deferred taxes on undistributed earnings from our investment in J-Devices.

Despite a decrease in profits, income tax expense for the three months ended March 31, 2012, remained consistent with the three months ended March 31, 2011, primarily as a result of higher tax rates in Korea where our tax rates during the tax holiday period have started to increase.

During 2012, our subsidiaries in China, Korea, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will be subject to higher statutory income tax rates.

At March 31, 2012, we had U.S. net operating loss carryforwards totaling $375.5 million, which expire at various times through 2031. Additionally, at March 31, 2012, we had $69.7 million of non-U.S. net operating loss carryforwards, the vast majority of which will expire at various times through 2022. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any purchases of stock under our stock repurchase program and our ability to either repay debt out of operating cash flow or refinance at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of March 31, 2012, we had cash and cash equivalents of $381.1 million and availability of $99.7 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt, the repurchase of common stock and for other corporate purposes.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We sponsor an accrued severance plan for our Korean subsidiary, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be primarily limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $107.4 million as of March 31, 2012.

Included in our cash balance as of March 31, 2012, is $204.3 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended March 31, 2012, we had repurchased 1.0 million shares for $4.5 million, net of an insignificant amount of commissions, leaving a balance of $166.6 million available at March 31, 2012, for stock repurchases under this program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

We have a 30% equity interest and options to acquire additional equity interests in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. The options are exercisable at our discretion and permit us to increase our percentage ownership of J-Devices on the anniversary date up to 60% in 2012, 66% in 2014 and 80% in 2015. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the financial position of J-Devices at the time of exercise.

We have debt of $1,354.7 million outstanding at March 31, 2012, of which $53.0 million is current. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to pay our debt and interest. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

In January 2012, we converted our NT$1.5 billion term loan from Taiwan dollars to U.S. dollars (approximately $50.0 million) to mitigate our foreign currency exposure. The term loan bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus 2.0% (3.35% as of March 31, 2012). All other terms and conditions remain the same.

In March 2012, we repaid the remaining outstanding balance of our Korean loan due May 2013 by entering into a $100.0 million term loan due upon maturity in March 2015. The new term loan bears interest at a foreign currency funding-linked base rate plus 2.30% (5.47% as of March 31, 2012) to be paid monthly. The remaining proceeds from the term loan were used to fund capital expenditures.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market or through privately negotiated transactions and is subject to the terms of our indentures and other debt agreements, market conditions and other factors.

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

We were in compliance with all debt covenants at March 31, 2012, and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the three months ended March 31, 2012, were $123.9 million. Our spending was focused primarily on new capacity for flip chip packaging and test services in support of the communications end market. We currently expect our total 2012 capital additions will be approximately $550 million. Our expected capital additions for the remainder of 2012 primarily support increasing customer demand for packaging and test services related to smartphones and tablets. Ultimately, the amount of our 2012 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Property, plant and equipment additions	$123,935	$104,993
Net change in related accounts payable and deposits	(2,848)	8,888
Purchases of property, plant and equipment	$121,087	$113,881

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2012 - Remaining	2013	2014	2015	2016	Thereafter
	(In thousands)
Total debt	$1,354,667	$22,313	$78,160	$381,355	$126,071	$1,768	$745,000
Scheduled interest payment obligations (1)	482,642	78,808	81,351	65,904	53,646	51,966	150,967
Purchase obligations (2)	144,680	144,680	—	—	—	—	—
Operating lease obligations	31,591	7,617	7,792	7,239	5,157	829	2,957
Severance obligations (3)	107,359	5,488	6,944	6,475	6,023	5,622	76,807
Total contractual obligations	$2,120,939	$258,906	$174,247	$460,973	$190,897	$60,185	$975,731

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2012, for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at March 31, 2012, for capital additions.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2012, include:

•
$25.3 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $3.2 million to the defined benefit pension plans during the remainder of 2012.

•
$6.1 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012, there have been no significant changes in our critical accounting policies as reported in our 2011 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash Flows

Cash provided by operating activities was $56.1 million for the three months ended March 31, 2012, compared to cash provided by operating activities of $120.2 million for the three months ended March 31, 2011. We were free cash flow negative for the three months ended March 31, 2012. Free cash flow decreased $71.3 million to $(65.0) million from the prior year comparable period primarily due to increased accounts receivable, lower gross profit and increased purchases of property, plant and equipment.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011, were as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities	$56,106	$120,227
Investing activities	(110,869)	(111,640)
Financing activities	2,596	(20,482)

Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2012, decreased by $64.1 million compared to the three months ended March 31, 2011. Operating income for the three months ended March 31, 2012, adjusted for depreciation and amortization, other operating activities and non-cash items, decreased by $17.4 million. The decrease is primarily attributable to decreased gross profit and the related decrease in net income.

Changes in assets and liabilities decreased operating cash flow for the three months ended March 31, 2012 compared to an increase in the three months ended March 31, 2011 as a result of an increase in accounts receivable. For the three months ended March 31, 2011, inventory and accounts receivable decreased from December 31, 2010, reflecting usage of existing inventories and decreased demand, respectively. The decrease in inventory and accounts receivable were offset by decreases in accounts payable and accrued expenses compared to December 31, 2010.

Investing activities:   Our cash flows used in investing activities for the three months ended March 31, 2012, decreased by $0.8 million. The decrease in the three months ended March 31, 2012 was primarily due to a $7.2 million increase in purchases of property, plant and equipment partially offset by $4.1 million in proceeds from the sale of leased packaging and test equipment to J-Devices. Our capital additions in 2012 were focused primarily on support for specific business for customers in smartphones and tablets, facilities expansion and research and development.

Financing activities:   Our cash flows provided by financing activities for the three months ended March 31, 2012, increased by $23.1 million. The net cash provided by financing activities for the three months ended March 31, 2012 primarily resulted from the refinancing of a Korean term loan, the conversion of our Taiwanese dollar denominated loan to a US dollar denominated loan and was partially offset by foreign amortizing debt repayments and the repurchase of $4.5 million of common stock under our authorized stock repurchase program.

Our net cash used in financing activities for the three months ended March 31, 2011, was $20.5 million which was primarily a result of $20.4 million of repayments on our term loans at our Korean subsidiary and other foreign amortizing debt.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. GAAP. However, we believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital additions. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$56,106	$120,227
Purchases of property, plant and equipment	(121,087)	(113,881)
Free cash flow	$(64,981)	$6,346

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedging instruments to manage currency and other risks. We did not enter into any derivative transactions in the three months ended March 31, 2012, and have no outstanding contracts as of March 31, 2012.

Foreign Currency Risk

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2012, our income before income taxes would have been approximately $8.4 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2012, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the three months ended March 31, 2012, approximately 58% of our cost of sales and operating expenses were denominated in U.S. dollars and largely consisted of raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the three months ended March 31, 2012, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of March 31, 2012, our operating income would have been approximately $19.4 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the three months ended March 31, 2012 and 2011, was a net foreign translation loss of $2.8 million and a loss of $0.6 million, respectively, and was recognized as an adjustment to equity through other comprehensive loss.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of March 31, 2012, we had a total of $1,354.7 million of debt of which 73.4% was fixed rate debt and 26.6% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $100.0 million senior secured revolving credit facility, of which no amounts were drawn as of March 31, 2012. As of December 31, 2011, we had a total of $1,346.7 million of debt of which 73.9% was fixed rate debt and 26.1% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2012:

	2012 - Remaining	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$—	$250,000	$—	$—	$745,000	$995,000	$1,326,350
Average interest rate	—%	—%	6.0%	—%	—%	7.0%	6.7%
Variable rate debt (In thousands)	$22,313	$78,160	$131,355	$126,071	$1,768	$—	$359,667	$368,582
Average interest rate	2.8%	4.3%	4.4%	5.1%	5.1%	—%	4.5%

For information regarding the fair value of our long-term debt, see Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Equity Price Risk

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning system in a multi-year program on a world-wide basis. During 2012, we expect to roll out additional modules at a foreign subsidiary.

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

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving packaging and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation, including precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	difficulties integrating acquisitions and the failure of our joint ventures to operate in accordance with business plans;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates and the cost of materials used in our packaging services such as gold and copper;

•	delay, rescheduling and cancellation of large orders;

•	fluctuations in our manufacturing yields and

•	dependence on key customers or concentration of customers in certain market segments, such as wireless communications.
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

In a downturn in the semiconductor industry, IDMs could respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. Also, the IDMs could curtail or reverse the trend of outsourcing packaging and test services. If we experience a significant loss of IDM business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows, especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of March 31, 2012, our total debt balance was $1,354.7 million, of which $53.0 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the three months ended March 31, 2012, we had capital additions of $123.9 million and for the full year 2012, we currently expect to make capital additions of approximately $550 million primarily in support of increasing customer demand for packaging and test services related to smartphones and tablets. The actual amount of our 2012 capital additions may vary materially and will depend on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities to service customer demand and the availability of cash flow from operations or financing.

In addition, we have a significant level of debt, with $1,354.7 million outstanding at March 31, 2012, $53.0 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $22.3 million due in 2012, $78.2 million due in 2013, $381.4 million due in 2014, $126.1 million due in 2015, $1.8 million due in 2016 and $745.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2011, we paid $81.3 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of March 31, 2012, we had cash and cash equivalents of $381.1 million and availability of $99.7 million under our $100.0 million senior secured revolving credit facility, which matures in April 2015.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $107.4 million as of March 31, 2012. Existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we would be required to fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to currently deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

We receive warranty claims from our customers which occur from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers' products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs or suffer other economic losses, and our credibility and the market's acceptance of our packages could be harmed.

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

Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.

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

Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely.

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronic industry supply chain impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers' supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of 28 nanometer wafers to some of our customers could delay or otherwise adversely impact the demand for certain of our advanced packaging and test services.

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

Loss of Customers - The Loss of Certain Customers or Reduced Orders from Existing Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 65.1%, 61.0% and 54.2% of our net sales in the three months ended March 31, 2012, and the years ended December 31, 2011 and 2010, respectively. Two customers each accounted for more than 10% of our consolidated net sales during the three months ended March 31, 2012. Two customers each accounted for more than 10% of our consolidated net sales in 2011 and no customer exceeded 10% of consolidated net sales in 2010.

The demand for our services from each customer is directly dependent upon that customer's level of business activity, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we currently package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. For example, our facility in Iwate, Japan is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. During the three months ended March 31, 2012, one customer accounted for 20.7% of our consolidated net sales, representing approximately 19.4% of our packaging net sales and 30.5% of our test net sales. During the three months ended March 31, 2012, another customer accounted for 10.3% of our consolidated net sales, substantially all of which were packaging net sales. If we were to lose either or both of our two largest customers, or if they significantly reduced their level of business with us, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions - We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. The amount of capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital additions based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted.

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

Intellectual Property - Our Business Will Suffer if We Are Not Able to Develop New Proprietary Technology, Protect Our Proprietary Technology and Operate Without Infringing the Proprietary Rights of Others.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, both of which are described in more detail in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

As of March 31, 2012, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 87.9 million shares, or approximately 52%, of our outstanding common stock. The Kim family also has options to acquire approximately 1.0 million shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49.6 million shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138.5 million shares, or approximately 63%, of our outstanding common stock.

The 2014 Convert Shares and the approximately 13.4 million shares issued upon conversion of the $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 (the "2013 Convert Shares") are each subject to separate voting agreements. The agreements require the Kim family to vote these respective shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such 2013 Convert Shares and 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor's stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2013 Convert Shares or 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the 2013 Convert Shares terminates upon the earliest of (i) December 1, 2013, (ii) at such time as no principal amount of the

2013 Notes or any 2013 Convert Shares remain outstanding, (iii) a change of control transaction (as defined in the voting agreement) or (iv) the mutual agreement of the Kim family and Amkor. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially own any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2012.

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2012. See Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

January 1-January 31	973,178	$4.62	970,900	$166,585,789
February 1-February 29	50,724	6.48	—	166,585,789
March 1-March 31	2,165	6.25	—	166,585,789
Total	1,026,067	$4.72	970,900

(a)	Includes 0.1 million shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended March 31, 2012, we purchased 1.0 million shares of common stock for an aggregate purchase price of $4.5 million, net of an insignificant amount of commissions, for an average price of $4.62. At March 31, 2012, approximately $166.6 million was available to repurchase common stock pursuant to the stock repurchase program.

Item 6.

Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Joanne Solomon
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: May 3, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Facility Agreement, dated March 20, 2012, by and between Amkor Technology Korea, Inc. and Woori Bank.(1)
10.2	General Terms and Conditions for Bank Credit Transactions, dated March 20, 2012, by and between Woori Bank and Amkor Technology Korea, Inc.(1)
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

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 23, 2012.