Form 10-Q
period 2012-06-30
AMKOR TECHNOLOGY INC
filed 2012-08-02
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 27, 2012 was 155,765,307.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales	$686,527	$687,633	$1,341,537	$1,352,583
Cost of sales	597,207	557,816	1,147,236	1,096,080
Gross profit	89,320	129,817	194,301	256,503
Operating expenses:
Selling, general and administrative	53,489	61,284	110,744	125,842
Research and development	13,867	12,559	27,292	24,688
Total operating expenses	67,356	73,843	138,036	150,530
Operating income	21,964	55,974	56,265	105,973
Other expense (income):
Interest expense	22,452	19,609	41,038	38,398
Interest expense, related party	3,492	2,830	6,984	5,410
Interest income	(828)	(553)	(1,717)	(1,140)
Foreign currency loss, net	1,277	2,932	2,067	4,663
Loss on debt retirement, net	—	15,531	—	15,531
Equity in earnings of unconsolidated affiliate	(892)	(2,089)	(2,880)	(3,607)
Other income, net	(518)	(325)	(1,152)	(469)
Total other expense, net	24,983	37,935	44,340	58,786
(Loss) income before income taxes	(3,019)	18,039	11,925	47,187
Income tax (benefit) expense	(3,891)	3,594	(529)	6,976
Net income	872	14,445	12,454	40,211
Net (income) loss attributable to noncontrolling interests	(291)	43	(99)	(620)
Net income attributable to Amkor	$581	$14,488	$12,355	$39,591
Net income attributable to Amkor per common share:
Basic	$—	$0.07	$0.07	$0.20
Diluted	$—	$0.07	$0.07	$0.17
Shares used in computing per common share amounts:
Basic	165,956	197,084	166,911	195,584
Diluted	166,009	280,009	167,012	278,810

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to Amkor	$581	$14,488	$12,355	$39,591
Other comprehensive income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($8), $73, ($43) and $86	36	163	1,383	266
Cumulative translation adjustment, net of tax of ($586), $0, $329 and $0	1,659	1,115	(1,110)	548
Total other comprehensive income	1,695	1,278	273	814
Comprehensive income attributable to Amkor	$2,276	$15,766	$12,628	$40,405

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$351,183	$434,631
Restricted cash	2,680	2,680
Accounts receivable:
Trade, net of allowances	352,453	298,543
Other	18,632	27,197
Inventories	205,778	198,427
Other current assets	41,573	35,352
Total current assets	972,299	996,830
Property, plant and equipment, net	1,751,629	1,656,214
Intangibles, net	6,436	8,382
Investments	38,822	36,707
Restricted cash	2,214	4,001
Other assets	73,784	70,913
Total assets	$2,845,184	$2,773,047
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$69,358	$59,395
Trade accounts payable	448,235	424,504
Accrued expenses	190,657	158,287
Total current liabilities	708,250	642,186
Long-term debt	1,085,545	1,062,256
Long-term debt, related party	225,000	225,000
Pension and severance obligations	130,993	129,096
Other non-current liabilities	18,129	13,288
Total liabilities	2,167,917	2,071,826
Commitments and contingencies (Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,599 and 197,359 shares issued, and 160,701 and 168,628 shares outstanding, in 2012 and 2011, respectively	198	197
Additional paid-in capital	1,612,840	1,611,242
Accumulated deficit	(786,107)	(798,462)
Accumulated other comprehensive income	11,122	10,849
Treasury stock, at cost, 36,898 and 28,731 shares in 2012 and 2011, respectively	(168,840)	(130,560)
Total Amkor stockholders’ equity	669,213	693,266
Noncontrolling interests in subsidiaries	8,054	7,955
Total equity	677,267	701,221
Total liabilities and equity	$2,845,184	$2,773,047
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$12,454	$40,211
Depreciation and amortization	179,182	166,468
Loss on debt retirement, net	—	10,557
Other operating activities and non-cash items	(1,881)	3,648
Changes in assets and liabilities	(47,292)	13,013
Net cash provided by operating activities	142,463	233,897
Cash flows from investing activities:
Purchases of property, plant and equipment	(232,682)	(224,629)
Proceeds from the sale of property, plant and equipment	998	14,643
Financing lease payment from unconsolidated affiliate	9,688	5,991
Other investing activities	1,533	(4,014)
Net cash used in investing activities	(220,463)	(208,009)
Cash flows from financing activities:
Borrowings under short-term debt	30,000	20,000
Payments of short-term debt	(20,000)	(15,000)
Proceeds from issuance of long-term debt	187,528	325,000
Proceeds from issuance of long-term debt, related party	—	75,000
Payments of long-term debt, net of certain redemption premiums and discounts	(165,165)	(354,693)
Payments for debt issuance costs	(823)	(5,875)
Payments for repurchase of common stock	(35,652)	—
Proceeds from the issuance of stock through share-based compensation plans	162	907
Payments of tax withholding for restricted shares	(446)	(744)
Net cash (used in) provided by financing activities	(4,396)	44,595
Effect of exchange rate fluctuations on cash and cash equivalents	(1,052)	(10)
Net (decrease) increase in cash and cash equivalents	(83,448)	70,473
Cash and cash equivalents, beginning of period	434,631	404,998
Cash and cash equivalents, end of period	$351,183	$475,471
Non cash investing and financing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	$—	$100,000

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2011, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2011, filed on Form 10-K with the SEC on February 23, 2012. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

2.    New Accounting Standards

Recently Adopted Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820). This ASU updates certain requirements for measuring fair value and disclosure regarding fair value measurement. This ASU is effective for reporting periods beginning after December 15, 2011. Our adoption of ASU 2011-04 on January 1, 2012, impacted our financial statement disclosure (Note 15).

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This ASU is effective for reporting periods beginning after December 15, 2011. Full retrospective application is required. Our adoption of ASU 2011-05 on January 1, 2012, impacted our financial statement presentation and disclosure (Consolidated Statements of Comprehensive Income and Note 6).

3.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares. There is no deferred income tax benefit.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	$267	$474	$657	$1,053
Restricted shares	368	523	780	1,965
Total share-based compensation expense	$635	$997	$1,437	$3,018

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of sales	$(5)	$5	$7	$6
Selling, general and administrative	557	863	1,244	2,620
Research and development	83	129	186	392
Total share-based compensation expense	$635	$997	$1,437	$3,018

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2012:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	6,052	$9.97
Granted	100	4.58
Exercised	(45)	3.60
Forfeited or expired	(1,029)	12.01
Outstanding at June 30, 2012	5,078	$9.51	3.04	$214
Fully vested and expected to vest at June 30, 2012	5,055	$9.53	3.01	$211
Exercisable at June 30, 2012	4,760	$9.69	2.72	$184

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Expected life (in years)	6.0	6.2	6.0	6.2
Risk-free interest rate	1.0%	2.4%	1.0%	2.4%
Volatility	65%	67%	65%	67%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$2.68	$4.06	$2.68	$4.06

The intrinsic value of options exercised for the three and six months ended June 30, 2012, was less than $0.1 million and $0.1 million, respectively. The intrinsic value of options exercised for the three and six months ended June 30, 2011, was less than $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2012 and 2011, cash received for stock option exercises was $0.2 million and $0.9 million, respectively. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $0.9 million as of June 30, 2012, which is expected to be recognized over a weighted-average period of 1.5 years beginning July 1, 2012. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will be different from our expectations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the six months ended June 30, 2012:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2011	693	$7.33
Awards granted	—	—
Awards vested	(195)	7.49
Awards forfeited	(44)	7.22
Nonvested at June 30, 2012	454	$7.27

The fair value of shares vested during the six months ended June 30, 2012 was $1.3 million.

Unrecognized compensation cost, including a forfeiture estimate, was $2.7 million as of June 30, 2012, which is expected to be recognized over a weighted average period of approximately 2.2 years beginning July 1, 2012. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.    Income Taxes

Our income tax benefit of $0.5 million for the six months ended June 30, 2012, primarily reflects $0.1 million of expense related to income taxes at certain of our foreign operations, $0.9 million of foreign withholding taxes and $1.2 million of deferred taxes on undistributed earnings from our investment in J-Devices Corporation ("J-Devices") offset by a net $2.7 million reduction in unrecognized tax benefits. Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At June 30, 2012, we had U.S. net operating loss carryforwards totaling $367.6 million, which expire at various times through 2031. Additionally, at June 30, 2012, we had $83.9 million of non-U.S. net operating loss carryforwards, substantially all of which will expire at various times through 2022.

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

Our gross unrecognized tax benefits decreased from $7.9 million at December 31, 2011 to $4.8 million as of June 30, 2012, primarily because of a $4.0 million reduction as a result of a favorable ruling request related to revenue attribution and a $0.3 million settlement of a contested prior year deduction in a foreign jurisdiction, which were partially offset by $1.2 million of net additions related to the deductibility of certain expenses. Substantially all of the remaining balance of our unrecognized tax benefits at June 30, 2012, would also reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income attributable to Amkor	$581	$14,488	$12,355	$39,591
Income allocated to participating securities	(2)	(58)	(33)	(161)
Net income available to Amkor common stockholders	579	14,430	12,322	39,430
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	2	58	33	161
Interest on 6.0% convertible notes due 2014, net of tax	—	4,026	—	8,052
Net income attributable to Amkor — diluted	$581	$18,514	$12,355	$47,643

Weighted average shares outstanding — basic	165,956	197,084	166,911	195,584
Effect of dilutive securities:
Stock options	53	232	101	313
Unvested restricted shares	—	35	—	255
6.0% convertible notes due 2014	—	82,658	—	82,658
Weighted average shares outstanding — diluted	166,009	280,009	167,012	278,810
Net income attributable to Amkor per common share:
Basic	$—	$0.07	$0.07	$0.20
Diluted	—	0.07	0.07	0.17

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock options and restricted share awards	4,737	5,325	4,506	5,324
6.0% convertible notes due 2014	82,658	—	82,658	—
6.25% convertible notes due 2013	—	—	—	1,402
2.5% convertible notes due 2011	—	1,459	—	2,189
Total potentially dilutive shares	87,395	6,784	87,164	8,915

6.    Equity and Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2011	$693,266	$7,955	$701,221
Net income	12,355	99	12,454
Other comprehensive income	273	—	273
Issuance of stock through employee share-based compensation plans	162	—	162
Treasury stock acquired through surrender of shares for tax withholding	(446)	—	(446)
Share-based compensation expense	1,437	—	1,437
Repurchase of common stock	(37,834)	—	(37,834)
Equity at June 30, 2012	$669,213	$8,054	$677,267

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2010	$630,013	$6,668	$636,681
Net income	39,591	620	40,211
Other comprehensive income	814	—	814
Issuance of stock through employee share-based compensation plans	907	—	907
Treasury stock acquired through surrender of shares for tax withholding	(744)	—	(744)
Share-based compensation expense	3,018	—	3,018
Conversion of debt to common stock	100,497	—	100,497
Equity at June 30, 2011	$774,096	$7,288	$781,384

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials and purchased components	$153,078	$158,656
Work-in-process	52,700	39,771
Total inventories	$205,778	$198,427

8.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	896,019	871,970
Machinery and equipment	3,167,286	3,016,430
Software and computer equipment	190,207	186,378
Furniture, fixtures and other equipment	19,425	19,736
Construction in progress	45,525	26,818
	4,444,745	4,247,615
Less accumulated depreciation and amortization	(2,693,116)	(2,591,401)
Total property, plant and equipment, net	$1,751,629	$1,656,214

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of sales	$81,891	$74,316	$161,988	$149,570
Selling, general and administrative	5,289	5,647	10,396	11,273
Research and development	2,697	1,547	4,777	2,988
Total depreciation expense	$89,877	$81,510	$177,161	$163,831

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table reconciles our activity related to property, plant and equipment additions as reflected on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Property, plant and equipment additions	$273,350	$201,981
Net change in related accounts payable and deposits	(40,668)	22,648
Purchases of property, plant and equipment	$232,682	$224,629

9.    Intangible Assets

Intangibles as of June 30, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$27,341	$(24,254)	$3,087
Customer relationships	13,625	(10,276)	3,349
Total intangibles	$40,966	$(34,530)	$6,436

Intangibles as of December 31, 2011, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$29,774	$(26,158)	$3,616
Customer relationships	13,625	(8,859)	4,766
Total intangibles	$43,399	$(35,017)	$8,382

Amortization of identifiable intangible assets for the three and six months ended June 30, 2012, was $0.8 million and $2.0 million, respectively. Amortization of identifiable intangible assets for the three and six months ended June 30, 2011, was $1.3 million and $2.6 million, respectively. Based on the amortizing assets recognized in our balance sheet at June 30, 2012, amortization for each of the next five years is estimated as follows:

(In thousands)
2012 remaining	$1,709
2013	3,371
2014	659
2015	358
2016	130
Thereafter	209
Total amortization	$6,436

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Investments

Investments consist of the following:

	June 30, 2012		December 31, 2011
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$38,822	30.0%	$36,707	30.0%

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

Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. For the three and six months ended June 30, 2012, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $0.9 million and $2.9 million, respectively. For the three and six months ended June 30, 2011, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $2.1 million and $3.6 million, respectively.

In addition, we record equity method adjustments as a change in our investment in unconsolidated affiliate. These adjustments include the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment as well as other adjustments required by the equity method.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased packaging and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three and six months ended June 30, 2012, we recognized interest income of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2011, we recognized interest income of $0.2 million and $0.4 million, respectively. Our lease receivable, net was $12.9 million and $20.2 million as of June 30, 2012, and December 31, 2011, respectively, and was recorded as a component of other accounts receivable.

11.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Payroll and benefits	$55,962	$59,928
Customer advances and deferred revenue	44,739	34,672
Accrued royalties (Note 16)	30,000	—
Accrued interest	15,329	11,941
Accrued severance plan obligations (Note 13)	7,428	7,476
Income taxes payable	2,803	4,446
Other accrued expenses	34,396	39,824
Total accrued expenses	$190,657	$158,287

Accrued royalties relate to our estimate for unpaid royalties owed to Tessera as a result of an interim order received from an arbitration panel on July 5, 2012 (Note 16).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2012	December 31, 2011
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017 (1)	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party	250,000	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.33%, due June 2013 (2)	10,000	—
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013 (3)	—	103,000
Term loan, bank base rate plus 0.5%, due April 2014	107,140	107,140
Term loan, bank base rate plus 1.06% or 1.16%, due July 2014 (4)	50,000	50,000
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (3)	100,000	—
Term loan, bank funding rate-linked base rate plus 1.7%, due March 2016	50,000	12,512
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (4)	—	—
Other:
¥1 billion revolving credit facility, TIBOR plus 0.6%, due September 2012 (Japan)	—	—
Term loan, TIBOR plus 0.8%, due September 2012 (Japan)	3,763	9,495
Term loan, LIBOR plus 2.8%, due 12 months from date of draw (China)	20,000	20,000
Term loan, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (5)	44,000	49,504
	1,379,903	1,346,651
Less: Short-term borrowings and current portion of long-term debt	(69,358)	(59,395)
Long-term debt (including related party)	$1,310,545	$1,287,256

(1)
In June 2012, Amkor Technology, Inc. ("ATI") amended and restated the $100.0 million senior secured revolving credit facility to increase the facility amount to $150.0 million and extend its term by two years to June 2017. The facility has a letter of credit sub-limit of $25.0 million. As amended, interest is charged under the facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.25% to 1.00% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. In connection with amending and extending the facility, ATI capitalized $0.8 million of deferred debt issuance costs for the six months ended June 30, 2012.

(2)
In June 2012, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. The loan bears interest at the foreign currency funding-linked base rate plus 2.33% (4.80% as of June 30, 2012). Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with certain land, buildings and equipment at our ATK facilities. In July 2012,

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the outstanding balance was repaid in full.

(3)
In March 2012, ATK repaid the remaining outstanding balance due May 2013 by entering into a $100.0 million term loan with the same Korean bank, which is due upon maturity in March 2015. The term loan bears interest at a foreign currency funding-linked base rate plus 2.30% (5.27% as of June 30, 2012) to be paid monthly. The term loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities.

(4)
In June 2012, ATK entered into a $150.0 million, five-year secured term loan with a Korean bank which is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Interest is paid quarterly, $50.0 million at LIBOR plus 3.90% (4.36% as of June 30, 2012) ("Tranche A") and $100.0 million at LIBOR plus 3.94% (4.40% as of June 30, 2012) ("Tranche B"). Tranche B is available to be drawn over the next 12 months to fund capital additions. In July 2012, ATK drew $50.0 million from Tranche A and $10.0 million from Tranche B. The proceeds of Tranche A were used to fully repay the term loan due July 2014. The term loan is due in full upon maturity in July 2017.

(5)
In January 2012, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, converted the existing NT$1.5 billion term loan from a Taiwanese to a U.S. dollar denominated term loan. The term loan previously bore interest at the 90-day primary commercial paper rate plus 0.835% and now bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus a bank-determined spread (2.59% as of June 30, 2012). All other terms and conditions remain the same.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our outstanding notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of June 30, 2012.

13.    Pension and Severance Plans

Foreign Pension Plans

Our subsidiaries in Japan, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,528	$1,642	$3,229	$3,270
Interest cost	802	921	1,622	1,830
Expected return on plan assets	(787)	(887)	(1,570)	(1,762)
Amortization of transition obligation	2	2	4	3
Amortization of prior service cost	54	78	125	156
Recognized actuarial loss	52	23	103	45
Net periodic pension cost	1,651	1,779	3,513	3,542
Curtailment loss	—	—	1,089	—
Settlement gain	—	—	(100)	—
Total pension expense	$1,651	$1,779	$4,502	$3,542

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the six months ended June 30, 2012, we recognized net curtailment and settlement losses of $1.0 million resulting from the remeasurement of our defined benefit plan in Japan due to reductions in workforce (Note 18).

For the three and six months ended June 30, 2012, we contributed $0.1 million and $0.2 million to the pension plans, respectively. We expect to contribute approximately $3.2 million to the pension plans during the remainder of 2012. For the three and six months ended June 30, 2011, we contributed $0.1 million and $0.2 million to the pension plans, respectively.

Korean Severance Plan

Our Korean subsidiary participates in an accrued severance plan that covers employees with at least one year of service. To the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities.

The provision recorded for severance benefits for the three months ended June 30, 2012 and 2011, was $7.2 million and $7.8 million, respectively. The provision recorded for severance benefits for the six months ended June 30, 2012 and 2011, was $7.6 million and $13.5 million, respectively. The balance of our Korean severance obligation consists of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Current (Accrued expenses)	$7,428	$7,476
Non-current (Pension and severance obligations)	103,462	99,000
Total Korean severance obligation	$110,890	$106,476

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

During the three and six months ended June 30, 2012, we purchased 7.1 million and 8.1 million shares of common stock for an aggregate purchase price of $33.2 million and $37.7 million respectively, net of $0.1 million and $0.2 million of commissions, respectively, for an average price of $4.66 and $4.65, respectively. Since inception of the program, we have purchased a total of 36.7 million shares at an aggregate purchase price of $166.6 million, net of $0.7 million of commissions. At June 30, 2012, approximately $133.4 million was available to repurchase common stock pursuant to the stock repurchase program. At June 30, 2012, $3.3 million of the $37.7 million amount repurchased remained unpaid and is recorded in accrued expenses.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets. We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. For the three and six months ended June 30, 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, dealer listings, replacement costs, price lists, cost indices and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012	June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011	December 31, 2011
	Gains (Losses)	Gains (Losses)	Fair Value	Gains (Losses)	Gains (Losses)	Fair Value
	(In thousands)
Recurring fair value measurements:
Cash equivalent money market funds (Level 1)			$102,192			$165,540
Restricted cash money market funds (Level 1)			2,680			2,680

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$(101)	$(336)	$609	$(134)	$(1,149)

For the three and six months ended June 30, 2012 and 2011, all impairment losses on property, plant and equipment were recorded as cost of sales.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$762,250	$745,000	$737,049	$745,000
Convertible senior subordinated notes (Level 1)	432,500	250,000	405,625	250,000
Subsidiary revolvers and term loans (Level 2)	381,102	384,903	352,679	351,651
Total debt	$1,575,852	$1,379,903	$1,495,353	$1,346,651

The estimated fair value of the debt is based primarily on quoted market prices reported on the balance sheet date for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality and risk profile.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of June 30, 2012, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

In accordance with the accounting guidance for loss contingencies, including pending claims, legal proceedings and other legal matters, we accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred.

Arbitration Proceedings with Tessera, Inc.

On March 2, 2006, Tessera, Inc. (“Tessera”) filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”), captioned Tessera, Inc. v. Amkor Technology, Inc. (the "First Tessera Arbitration"). The subject matter of the arbitration was a license agreement (“License Agreement”) entered into between Tessera and our predecessor in 1996. In its rulings in 2008 and 2009, the arbitration panel in the First Tessera Arbitration

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

found that most of the packages accused by Tessera were not subject to the patent royalty provisions of the License Agreement, awarded Tessera $60.6 million as damages for some infringing packages for the period March 2, 2002, through December 1, 2008, and denied Tessera's request to terminate the License Agreement. The final award, plus interest and the royalties through December 2008 amounting to $64.7 million, was expensed in 2008 and paid when due in February 2009.

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

On August 7, 2009, we filed a request for arbitration in the ICC against Tessera, captioned Amkor Technology, Inc. v. Tessera, Inc. (the “Second Tessera Arbitration”). We instituted the action in order to obtain declaratory relief confirming that we were a licensee in good standing under our 1996 License Agreement with Tessera and that the License Agreement remained in effect.

On November 2, 2009, Tessera filed an answer to our request for arbitration and counterclaims in the ICC. In the answer and counterclaims, Tessera denied Amkor's claims, alleged breach of contract, sought termination of the License Agreement and asserted that Amkor owed Tessera additional royalties under the License Agreement, including royalties for use of thirteen U.S. and six foreign patents that Tessera did not assert in the First Tessera Arbitration. Tessera later dropped its claims on five of those patents. On February 17, 2011, Tessera sent Amkor a notice of termination of the License Agreement.

In May 2011, Tessera filed a new request for arbitration against Amkor with the ICC captioned Tessera, Inc. v. Amkor Technology, Inc. (the "Third Tessera Arbitration") seeking undisclosed damages and a declaration that the License Agreement had been terminated.

In July 2011, the panel issued its decision in the first phase of the Second Tessera Arbitration. The panel found that we did not owe any of the approximately $18 million of additional royalties claimed by Tessera for packages assembled by us for customers who had been involved in proceedings with Tessera before the ITC. Our request for a declaration confirming that we were in compliance with the License Agreement and that our royalty calculations from the First Tessera Arbitration were correct was denied. The panel found that we had materially breached the License Agreement by not paying the full amount of royalties due and by failing to satisfy the audit provisions of the License Agreement. The final amount of royalties and interest owed relating to the first phase of the Second Tessera Arbitration was approximately $0.5 million, which has been fully paid.

On July 5, 2012, the panel issued an interim order in the second phase of the Second Tessera Arbitration finding that royalties are due to Tessera on three of the ten asserted U.S. patents remaining at issue but not on the other seven, royalties are due on four foreign patents related to U.S. patents that the panel found to be royalty bearing in the First Tessera Arbitration and that the License Agreement was terminated by Tessera as of February 17, 2011. We do not believe the termination of the license agreement will interfere in any significant way with our ability to use our technology, conduct our business or service our customers.

The panel reserved for later decision the issues of the amount of royalties and pre-judgment interest due, the allocation of costs and the question of whether Tessera intends to pursue its allegations regarding other patents which have not yet been addressed by the panel. On July 19, 2012, Tessera informed the panel that it intends to proceed on its claims related to three additional U.S. patents. The panel has not yet set forth the procedure and briefing schedule for these matters.

We recorded a charge for the three months ended June 30, 2012, of $34.0 million, based on our current estimates of the damages and interest due to date in respect of the Second Tessera Arbitration. In July 2012, Tessera publicly announced its intention to seek an amount in excess of $125 million in the arbitration. We believe that $34.0 million of damages and interest is a reasonable estimate of the low end of the possible range of loss up to the amount claimed by Tessera. Because we believe that no amount in the range constitutes a better estimate than any other amount, we have recorded the $34.0 million estimate. Of our total accrual, $30.0 million was recorded as cost of goods sold and $4.0 million was recorded as

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest expense. The ultimate amount of damages and interest is subject to determination by the panel based on a number of complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by the panel, overlaps among the packages, the final date through which royalties are applicable and other factors. The final award could be more than the amount currently accrued, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award.

On July 6, 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware. The complaint seeks injunctive relief and damages with respect to Amkor's alleged infringement of one of the U.S. patents that the panel found to be royalty bearing in the Second Tessera Arbitration. We strongly dispute Tessera's claims and intend to vigorously defend against them. However, the outcome of this matter is uncertain, and an adverse decision could have a material adverse effect on our results of operations, financial condition and cash flows.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

17.    Business Segments

We have two reportable segments, packaging and test. Packaging and test are integral steps in the process of manufacturing semiconductor devices, and our customers may engage with us for both packaging and test services, or for packaging or test services individually.

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

	Packaging	Test	Other	Total
	(In thousands)
Three months ended June 30, 2012
Net sales	$610,667	$75,860	$—	$686,527
Depreciation expense	58,881	23,010	—	81,891
Gross profit	67,998	21,322	—	89,320
Capital additions	67,303	35,147	46,965	149,415
Three months ended June 30, 2011
Net sales	$612,363	$75,210	$60	$687,633
Depreciation expense	53,785	20,467	64	74,316
Gross profit	109,379	20,663	(225)	129,817
Capital additions	55,894	19,954	21,140	96,988
Six months ended June 30, 2012
Net sales	$1,192,178	149,359	—	$1,341,537
Depreciation expense	116,801	45,187	—	161,988
Gross profit	155,301	39,000	—	194,301
Capital additions	120,854	84,229	68,267	273,350
Six months ended June 30, 2011
Net sales	$1,210,169	142,342	72	$1,352,583
Depreciation expense	108,584	40,885	101	149,570
Gross profit	220,685	36,149	(331)	256,503
Capital additions	121,878	41,590	38,513	201,981
Gross property, plant and equipment
June 30, 2012	$3,324,211	969,681	150,853	$4,444,745
December 31, 2011	3,217,308	880,611	149,696	4,247,615

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2011	$—
Charges	7,160
Cash Payments	(6,112)
Non-cash Amounts	(951)
Accrual at June 30, 2012	$97

Employee Separation Costs
(In thousands)
Accrual at December 31, 2010	$670
Charges	23
Cash Payments	(589)
Accrual at June 30, 2011	$104

Reduction in Force

During the six months ended June 30, 2012, we reduced our workforce by approximately 120 employees at our manufacturing operations in Japan. We recorded $7.2 million in charges for one-time termination benefits including $1.0 million in net curtailment and settlement charges, of which $5.5 million, $1.6 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts accrued at June 30, 2012, are classified in current liabilities.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and the repurchase of common stock, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system, (15) the timing and amount of the charge and cash payment in respect of the final award in the Tessera arbitration, (16) the timing, costs, benefits and features of the Incheon, Korea facility project and (17) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2012, and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

Our net sales decreased $1.1 million or 0.2% to $686.5 million for the three months ended June 30, 2012, from $687.6 million for the three months ended June 30, 2011. The decrease was driven by a decline of $1.7 million or 0.3% in packaging net sales as a result of weakness in the consumer, networking and auto and industrial end markets, partially offset by strength in the communications end market. The decrease in packaging net sales was partially offset by a $0.7 million or 0.9% increase in our test net sales. The increase in test net sales was the result of strength in the communications end market.

Gross margin for the three months ended June 30, 2012, decreased to 13.0% from 18.9% for the three months ended June 30, 2011. Our cost of sales for the three months ended June 30, 2012, included an estimated $30.0 million loss contingency accrual resulting from an interim order issued by the arbitration panel relating to our license agreement with Tessera, Inc. ("Tessera"). The $30.0 million royalty charge for Tessera reduced our gross margin by 4.4%. The decrease in gross margin was also due to increased depreciation expense as a result of our continued investment in property, plant and equipment as well as additional manufacturing overhead expenses. These costs were partially offset by favorable foreign currency exchange rate movements.

Our capital additions totaled $273.4 million or 20.4% of net sales for the six months ended June 30, 2012, compared to $202.0 million or 14.9% of net sales for the six months ended June 30, 2011. During the six months ended June 30, 2012, 44.2% of our capital additions were made in packaging, 30.8% in test and 25.0% for research and development and infrastructure projects.

For the six months ended June 30, 2012, we experienced negative free cash flow of $90.2 million, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to smartphones and tablets. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At June 30, 2012, our cash and cash equivalents totaled approximately $351.2 million, and we have an aggregate of $8.8 million of debt due through the end of 2012. In June 2012, we amended and restated the $100.0 million senior secured revolving credit facility to increase the facility amount to $150.0 million and extend its term by two years to June 2017.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During the three months ended June 30, 2012, we repurchased 7.1 million shares for $33.3 million under this program. Our stock repurchase program may be suspended or discontinued at any time.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	13.0%	18.9%	14.5%	19.0%
Depreciation and amortization	13.2%	12.1%	13.4%	12.3%
Operating income	3.2%	8.1%	4.2%	7.8%
(Loss) income before income taxes	(0.4)%	2.6%	0.9%	3.5%
Net income attributable to Amkor	0.1%	2.1%	0.9%	2.9%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Net sales	$686,527	$687,633	$(1,106)	(0.2)%	$1,341,537	$1,352,583	$(11,046)	(0.8)%
Packaging net sales	610,667	612,363	(1,696)	(0.3)%	1,192,178	1,210,169	(17,991)	(1.5)%
Test net sales	75,860	75,210	650	0.9%	149,359	142,342	7,017	4.9%

Net Sales. Net sales in the three and six months ended June 30, 2012, decreased compared to the three and six months ended June 30, 2011, as a result of lower net sales of our packaging services. The decrease in packaging net sales was driven by weakness in the consumer, networking and auto and industrial end markets. These decreases were partially offset by strength in the communications end market. For the three and six months ended June 30, 2012, the overall decline in net sales was also partially offset by an increase in test net sales due to the strength in the communications end market.

Packaging Net Sales. Packaging net sales in the three and six months ended June 30, 2012, decreased compared to the three and six months ended June 30, 2011. The decrease was primarily driven by weakness in sales of our ball grid array and leadframe packaging services supporting gaming, networking, home electronics and auto and industrial applications. This decrease was partially offset by increased sales of our chip scale packaging services for wireless communications products, such as smartphones and tablets.

Packaging unit volume decreased 0.1 billion units to 2.1 billion units during the three months ended June 30, 2012, compared to 2.2 billion units during the three months ended June 30, 2011, primarily due to a decrease in unit demand for our leadframe and wirebond chip scale packaging services partially offset by increased demand for flip chip chip scale packaging services. Packaging unit volume decreased 0.3 billion units to 4.0 billion units during the six months ended June 30, 2012, compared to 4.3 billion units during the six months ended June 30, 2011, primarily due to a decrease in unit demand for our leadframe and wirebond chip scale packaging services partially offset by increased demand for flip chip chip scale packaging services.

Test Net Sales.   Test net sales in the three and six months ended June 30, 2012, increased compared to the three and six months ended June 30, 2011. The increase was primarily attributable to higher test services for wireless communications products, such as smartphones and tablets.

Cost of Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Cost of sales	$597,207	$557,816	$39,391	7.1%	$1,147,236	$1,096,080	$51,156	4.7%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 43.2% and 44.0% for the three and six months ended June 30, 2012, from 42.8% for the three and six months ended June 30, 2011. The increase as a percentage of sales and in absolute dollars was primarily due to a shift to a mix of packaging services with a higher material content as a percentage of net sales and the increased cost of gold used in many of our wirebond packages.

Labor costs as a percentage of net sales decreased to 14.4% and 14.2% for the three and six months ended June 30, 2012, from 14.9% and 14.5% for the three and six months ended June 30, 2011. Labor costs as a percentage of sales, and in absolute dollars, decreased primarily due to favorable foreign currency exchange rate movements as substantially all of our manufacturing operations' workforce is paid in local currencies. In addition, we saw labor cost savings for the six months ended June 30, 2012, which were partially offset by a $5.5 million charge for the restructuring activities at our manufacturing operations in Japan.

Other manufacturing costs as a percentage of net sales increased to 29.4% and 27.3% for the three and six months ended June 30, 2012, from 23.4% and 23.7% for the three and six months ended June 30, 2011. The increase in other manufacturing costs as a percentage of sales, and in absolute dollars, was primarily attributable to the estimated $30.0 million loss contingency accrual resulting from an interim order issued by the arbitration panel relating to our license agreement with Tessera. Other manufacturing costs also increased as a result of increased depreciation expense due to our continued investments in property, plant and equipment as well as additional manufacturing overhead expenses.

Gross Profit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Gross profit	$89,320	$129,817	$(40,497)	$194,301	$256,503	$(62,202)
Gross margin	13.0%	18.9%	(5.9)%	14.5%	19.0%	(4.5)%

Gross profit and gross margin for the three and six months ended June 30, 2012, decreased compared to the three and six months ended June 30, 2011. The decline in gross profit and gross margin was primarily due to the estimated $30.0 million loss contingency accrual resulting from an interim order issued by the arbitration panel relating to our license agreement with Tessera. The $30.0 million royalty charge for Tessera reduced our gross margin by 4.4% for the three months ended June 30, 2012. The decline in gross profit and gross margin was also driven by increased depreciation expense as a result of our continued investment in property, plant and equipment as well as additional manufacturing overhead expenses. For the six months ended June 30, 2012, our gross margin was also negatively impacted by restructuring activities at our manufacturing operations in Japan. These reductions in gross profit and gross margin were partially offset by favorable foreign currency exchange rate movements and labor cost savings from our previous restructuring activities.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Packaging gross profit	$67,998	$109,379	$(41,381)	$155,301	$220,685	$(65,384)
Packaging gross margin	11.1%	17.9%	(6.8)%	13.0%	18.2%	(5.2)%

Packaging Gross Profit.   Gross profit and gross margin for packaging net sales for the three and six months ended June 30, 2012, decreased compared to the three and six months ended June 30, 2011. The decline in gross profit and gross margin was primarily due to the Tessera loss contingency accrual discussed above, which relates entirely to the packaging segment. The decline in gross profit and gross margin was also driven by increased depreciation expense as a result of our continued investment in property, plant and equipment as well as additional manufacturing overhead expenses. For the six months ended June 30, 2012, our gross margin was also negatively impacted by restructuring activities at our manufacturing operations in Japan. These reductions in gross profit and gross margin were partially offset by favorable foreign currency exchange rate movements and labor cost savings from our previous restructuring activities.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Test gross profit	$21,322	$20,663	$659	$39,000	$36,149	$2,851
Test gross margin	28.1%	27.5%	0.6%	26.1%	25.4%	0.7%

Test Gross Profit.   Gross profit and gross margin for test net sales for the three and six months ended June 30, 2012, increased compared to the three and six months ended June 30, 2011. The increase in gross profit and margin was primarily a result of increased customer demand for test services and higher utilization of our test assets.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Selling, general and administrative	$53,489	$61,284	$(7,795)	(12.7)%	$110,744	$125,842	$(15,098)	(12.0)%

Selling, general and administrative expenses for the three and six months ended June 30, 2012, decreased compared to the three and six months ended June 30, 2011. The decrease was mainly attributable to lower professional fees and reduced employee compensation expense.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Research and development	$13,867	$12,559	$1,308	10.4%	$27,292	$24,688	$2,604	10.5%

Research and development activities are focused on developing new packaging interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer level processing. The increase in research and development expenses for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, was primarily attributable to increased headcount and increased depreciation from research and development capital additions as a result of our continued investment in research and development initiatives.

Other Expense, Net

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Interest expense, net	$25,116	$21,886	$3,230	14.8%	$46,305	$42,668	$3,637	8.5%
Foreign currency loss, net	1,277	2,932	(1,655)	(56.4)%	2,067	4,663	(2,596)	(55.7)%
Loss on debt retirement, net	—	15,531	(15,531)	(100.0)%	—	15,531	(15,531)	(100.0)%
Equity in earnings of unconsolidated affiliate	(892)	(2,089)	1,197	(57.3)%	(2,880)	(3,607)	727	(20.2)%
Other income, net	(518)	(325)	(193)	59.4%	(1,152)	(469)	(683)	145.6%
Total other expense, net	$24,983	$37,935	$(12,952)	(34.1)%	$44,340	$58,786	$(14,446)	(24.6)%

Other expense, net for the three and six months ended June 30, 2012, decreased compared to the three and six months ended June 30, 2011. This decrease was primarily the result of a loss on debt retirement incurred in the three and six months ended June 30, 2011, as well as reductions in foreign currency losses, net. The reduction in foreign currency losses, net of $1.7 million and $2.6 million during the three and six months ended June 30, 2012, respectively, was primarily attributable to lower net monetary liabilities denominated in foreign currencies. The overall decrease in other expense, net was partially offset by increased interest expense resulting from $4.0 million in estimated interest owed to Tessera for unpaid royalties.

Income Tax (Benefit) Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Income tax (benefit) expense	$(3,891)	$3,594	$(7,485)	(208.3)%	$(529)	$6,976	$(7,505)	(107.6)%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three and six months ended June 30, 2012 and 2011, was attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes and deferred taxes on undistributed earnings from our investment in J-Devices.

During the three and six months ended June 30, 2012, we recorded an income tax benefit due to a reduction in profits as well as a net $2.7 million reduction in unrecognized tax benefits.

During 2012, our subsidiaries in China, Korea, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will be subject to higher statutory income tax rates.

At June 30, 2012, we had U.S. net operating loss carryforwards totaling $367.6 million, which expire at various times through 2031. Additionally, at June 30, 2012, we had $83.9 million of non-U.S. net operating loss carryforwards, substantially all of which will expire at various times through 2022. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the final amount of payments due in our disputes with Tessera, any purchases of stock under our stock repurchase program and our ability to either repay debt out of operating cash flow or refinance at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of June 30, 2012, we had cash and cash equivalents of $351.2 million and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt, making payments due in our disputes with Tessera, the repurchase of common stock and for other corporate purposes.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We sponsor an accrued severance plan for our Korean subsidiary, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be primarily limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $110.9 million as of June 30, 2012.

Included in our cash balance as of June 30, 2012, is $242.2 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended June 30, 2012, we had repurchased 7.1 million shares for $33.2 million, net of $0.1 million of commissions, leaving a balance of $133.4 million available at June 30, 2012, for stock repurchases under this program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

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

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of the interim order recently issued by an arbitration panel relating to Amkor's license agreement with Tessera. Payment of the award is not anticipated before the fourth quarter 2012, after the proceedings to determine the final amount of the award are concluded. The final award could be more than the amount currently accrued. We expect to use cash on hand and/or proceeds from borrowings under our existing lines of credit or other sources to make the payment.

We have debt of $1,379.9 million outstanding at June 30, 2012, of which $69.4 million is current. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to pay our debt and interest. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

In January 2012, we converted our NT$1.5 billion term loan from Taiwan dollars to U.S. dollars to mitigate our foreign currency exposure. All other terms and conditions remain the same.

In March 2012, we repaid the remaining outstanding balance of our Korean loan due May 2013 by entering into a $100.0 million term loan due upon maturity in March 2015. The remaining proceeds from the term loan were used to fund capital expenditures.

In June 2012, we amended and restated our $100.0 million senior secured revolving credit facility to increase the facility amount to $150.0 million and extend its term by two years to June 2017.

In June 2012, we entered into a $150.0 million, five-year secured term loan with a Korean bank. In July 2012, $50.0 million of the term loan was drawn and used to repay the ATK term loan due July 2014. The remaining $100.0 million, of which $10.0 million was drawn in July 2012, is to be drawn over the next 12 months and used for capital additions. The term loan is due in full upon maturity in July 2017.

In June 2012, we entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. The loan is collateralized with certain land, buildings and equipment at our ATK facilities. In July 2012, the outstanding balance of $10.0 million was repaid in full.

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

We were in compliance with all debt covenants at June 30, 2012, and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the six months ended June 30, 2012, were $273.4 million. Our spending was focused primarily on new capacity for flip chip packaging and test services in support of the communications end market.

In May 2012, we signed a non-binding memorandum of understanding with the Incheon Free Economic Zone Authority of Incheon, Korea outlining our plans to build and invest in a state-of-the-art factory and global research and development center in the Incheon Free Economic Zone, which is located in the greater metropolitan area of Seoul, Korea. We expect to spend approximately $350 million over the next three to four years to acquire and develop the land and buildings, with approximately $30 million planned for the fourth quarter of 2012 and approximately $70 million planned for 2013. Construction is expected to commence in 2014 and the facility is expected to become operational by late 2015 or 2016. As previously announced, our total investment for this project may reach $1 billion over the next 10 years, although spending for a project of this type will be spread over many years and can be controlled as needed as economic and market conditions and the cash needs for our business evolve. There can be no assurance that the new facility project will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

We currently expect our total 2012 capital additions will be approximately $500 million. Our expected capital additions for the remainder of 2012 primarily support customer demand for packaging and test services related to smartphones and tablets. In addition, approximately $100 million of spending planned for 2012 and 2013 relating to the Incheon, Korea facility is expected to be accrued this year. Ultimately, the amount of our 2012 capital additions will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Property, plant and equipment additions	$273,350	$201,981
Net change in related accounts payable and deposits	(40,668)	22,648
Purchases of property, plant and equipment	$232,682	$224,629

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2012 - Remaining	2013	2014	2015	2016	Thereafter
	(In thousands)
Total debt	$1,379,903	$8,763	$95,356	$390,951	$135,667	$4,166	$745,000
Scheduled interest payment obligations (1)	446,036	41,553	81,494	66,057	53,971	51,994	150,967
Purchase obligations (2)	230,196	230,196	—	—	—	—	—
Operating lease obligations	29,568	5,010	8,105	7,358	5,251	880	2,964
Severance obligations (3)	110,890	3,782	7,291	6,797	6,337	5,911	80,772
Total contractual obligations	$2,196,593	$289,304	$192,246	$471,163	$201,226	$62,951	$979,703

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2012, for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at June 30, 2012.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2012, include:

•
$27.5 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $3.2 million to the defined benefit pension plans during the remainder of 2012.

•
$3.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended June 30, 2012, there have been no significant changes in our critical accounting policies as reported in our 2011 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash Flows

Cash provided by operating activities was $142.5 million for the six months ended June 30, 2012, compared to cash provided by operating activities of $233.9 million for the six months ended June 30, 2011. We experienced negative free cash flow of $90.2 million for the six months ended June 30, 2012, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to smartphones and tablets.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011, were as follows:

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities	$142,463	$233,897
Investing activities	(220,463)	(208,009)
Financing activities	(4,396)	44,595

Operating activities:   Our cash flow provided by operating activities for the six months ended June 30, 2012, decreased by $91.4 million compared to the six months ended June 30, 2011. Operating income for the six months ended June 30, 2012, adjusted for depreciation and amortization, other operating activities and non-cash items, decreased by $42.5 million. The decrease is primarily attributable to decreased gross profit and the related decrease in net income.

Changes in assets and liabilities decreased operating cash flow for the six months ended June 30, 2012 compared to an increase in the six months ended June 30, 2011, as a result of an increase in accounts receivable offset by an increase in accrued expenses primarily attributable to the accrual of $34.0 million for estimated unpaid royalties and interest relating to the Tessera matter. For the six months ended June 30, 2011, accounts receivable decreased from December 31, 2010, reflecting decreased demand. The decrease in accounts receivable was offset by decreases in accounts payable and accrued expenses compared to December 31, 2010.

Investing activities:   Our cash flows used in investing activities for the six months ended June 30, 2012, increased by $12.5 million. The increase in the six months ended June 30, 2012, was primarily due to a decrease in proceeds from property, plant and equipment from the 2011 sale of our Singapore facility for $13.3 million.

Financing activities:   Our cash flows used in financing activities for the six months ended June 30, 2012, decreased by $49.0 million. The net cash used in financing activities for the six months ended June 30, 2012, primarily resulted from the repurchase of $35.7 million of common stock under our authorized stock repurchase program, foreign amortizing debt repayments and payment of $0.8 million in debt issuance costs associated with the amendment and restatement of our first lien senior secured revolving credit facility partially offset by additional foreign borrowings.

Our net cash provided by financing activities for the six months ended June 30, 2011, was $44.6 million which was primarily a result of the issuance of $400.0 million of our 6.625% Senior Notes due 2021 (the "2021 Notes") offset by $354.7 million of repayments of our senior and convertible senior subordinated notes, term loans at our Korean subsidiary and other foreign amortizing debt. We also incurred $5.9 million in debt issuance costs associated with the issuance of the 2021 Notes.

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

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$142,463	$233,897
Purchases of property, plant and equipment	(232,682)	(224,629)
Free cash flow	$(90,219)	$9,268

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedging instruments to manage currency and other risks. We did not enter into any derivative transactions in the six months ended June 30, 2012, and have no outstanding contracts as of June 30, 2012.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2012, our income before income taxes would have been approximately $10.2 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2012, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the six months ended June 30, 2012, approximately 59% of our cost of sales and operating expenses were denominated in U.S. dollars and largely consisted of raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the six months ended June 30, 2012, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of June 30, 2012, our operating income would have been approximately $38.6 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the six months ended June 30, 2012 and 2011, was a net foreign translation loss of $1.1 million and a gain of $0.5 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of June 30, 2012, we had a total of $1,379.9 million of debt of which 72.1% was fixed rate debt and 27.9% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility, of which no amounts were drawn as of June 30, 2012. As of December 31, 2011, we had a total of $1,346.7 million of debt of which 73.9% was fixed rate debt and 26.1% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2012:

	2012 - Remaining	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$—	$250,000	$—	$—	$745,000	$995,000	$1,194,750
Average interest rate	—%	—%	6.0%	—%	—%	7.0%	6.7%
Variable rate debt (In thousands)	$8,763	$95,356	$140,951	$135,667	$4,166	$—	$384,903	$381,102
Average interest rate	2.0%	3.9%	3.9%	4.8%	4.9%	—%	4.2%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning system in a multi-year program on a world-wide basis. During the three months ended September 30, 2012, we expect to roll out additional modules at a foreign subsidiary.

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

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined. Although the world economy recovered somewhat in 2010, the recent slow rate of economic growth in the U.S. and elsewhere and economic uncertainty in Europe could adversely affect consumer demand in the U.S. and globally, which may negatively impact our operating results.

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
It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets and consumer demand. Although the world economy recovered somewhat in 2010, the recent slow rate of economic growth in the U.S. and elsewhere and economic uncertainty in Europe could continue to cause volatility in customer forecasts and reduce our visibility regarding future demand in the semiconductor industry. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

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

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize, especially if industry conditions deteriorate. As a result, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our business, liquidity, results of operations, financial condition and cash flows.

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

Declining Average Selling Prices - The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher margins, by negotiating lower prices with our material vendors, recovering material cost increases from our customers and by driving engineering and technological changes in our packaging and test processes, which resulted in reduced manufacturing costs. We expect downward pressure on average selling prices for our packaging and test services to continue in the future. If we are unable to offset a decline in average selling prices, by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

Decisions by Our Integrated Device Manufacturer Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by integrated device manufacturers ("IDM"). Our IDM customers continually evaluate the need for outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of June 30, 2012, our total debt balance was $1,379.9 million, of which $69.4 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We May Have Difficulty Funding Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the six months ended June 30, 2012, we had capital additions of $273.4 million and for the full year 2012, we currently expect to make capital additions of approximately $500 million primarily in support of customer demand for packaging and test services related to smartphones and tablets. In addition, approximately $100 million of spending planned for 2012 and 2013 relating to the Incheon, Korea facility is expected to be accrued this year. The actual amount of our 2012 capital additions may vary materially and will depend on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities to service anticipated customer demand and the availability of cash flow from operations or financing.

In addition, we have a significant level of debt, with $1,379.9 million outstanding at June 30, 2012, $69.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $8.8 million due in 2012, $95.4 million due in 2013, $391.0 million due in 2014, $135.7 million due in 2015, $4.2 million due in 2016 and $745.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2011, we paid $81.3 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of June 30, 2012, we had cash and cash equivalents of $351.2 million and availability of $149.7 million under our $150.0 million senior secured revolving credit facility, which matures in June 2017.

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

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under their credit commitments to us. For example, we currently have a $150.0 million senior secured revolving credit facility with three banks in the U.S. If any of these banks are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $110.9 million as of June 30, 2012. Existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we would be required to fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to currently deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely.

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronic industry supply chain impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers' supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of 28 nanometer wafers to some of our customers could delay or otherwise adversely impact the demand for certain of our advanced packaging and test services.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new requirements regarding the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. Industry associations and some of our customers are also implementing initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with the new requirements and customer initiatives. These new requirements and customer initiatives could affect the sourcing and availability of metals used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the metals we use in our manufacturing process. If we are unable to certify that the metals we use in our packages are conflict-free, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 64.1%, 61.0% and 54.2% of our net sales in the six months ended June 30, 2012, and the years ended December 31, 2011 and 2010, respectively. One customer accounted for more than 10% of our consolidated net sales during the six months ended June 30, 2012. Two customers each accounted for more than 10% of our consolidated net sales in 2011, and no customer exceeded 10% of consolidated net sales in 2010.

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

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. For example, our facility in Iwate, Japan is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. During the six months ended June 30, 2012, one customer accounted for 20.4% of our consolidated net sales, representing approximately 19.1% of our packaging net sales and 30.5% of our test net sales. If we were to lose our largest customer, or if it significantly reduced its level of business with us, the loss could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions - We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. The amount of capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital additions based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital additions have increased as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

For example, the final award pending in the Tessera arbitration matter could be more than the amount currently accrued, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award. Tessera publicly announced its intention to seek an amount in excess of $125 million. In addition, Tessera recently filed a complaint against Amkor in the U.S. District Court for the District of Delaware. Although we strongly dispute Tessera’s claims, this matter has only recently commenced and the outcome is uncertain. There can be no assurance that the termination of the Tessera license agreement will not have a material impact on our ongoing business and customer relationships, including any supply arrangements with customers formerly benefiting from our rights under the terminated license agreement; that the new complaint filed by Tessera will not result in an unfavorable outcome for the Company, including an injunction and significant damage award or that there will not be any further disputes with Tessera or others involving the Company’s technology or business.

We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws, Including Whether We Continue to Qualify for Our Tax Holidays.

Our corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for our tax holidays. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities' determinations to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, our tax expenses will increase as income from those jurisdictions become subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.

Intellectual Property - Our Business Will Suffer if We Are Not Able to Develop New Proprietary Technology, Protect Our Proprietary Technology and Operate Without Infringing the Proprietary Rights of Others.

The complexity and breadth of semiconductor packaging and test services are rapidly increasing. As a result, we expect that we will need to develop, acquire and implement new manufacturing processes and packaging design technologies and tools in order to respond to competitive industry conditions and customer requirements. Technological advances also typically lead to rapid and significant price erosion and may make our existing packages less competitive or our existing inventories obsolete. If we cannot achieve advances in packaging design or obtain access to advanced packaging designs developed by others, our business could suffer.

The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development, capital expenditures and acquisitions in future years. In addition, converting to new packaging designs or process methodologies could result in delays in producing new package types, which could adversely affect our ability to meet customer orders and adversely impact our business.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceedings filed by and against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, which are described in more detail in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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
Test is also complex and involves sophisticated equipment and software. Similar to many software programs, these software programs are complex and may contain programming errors or “bugs.” The test equipment is also subject to malfunction. In addition, the test process is subject to operator error.
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

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters.

We have significant packaging and test and other operations in locations which are subject to natural disasters such as earthquakes, tsunamis, typhoons, floods and other severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have significant operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, Japan experienced a severe earthquake and tsunami in 2011 that resulted in significant disruption in the electronics industry supply chain and adversely affected Japan's economy and consumer spending. In addition, in October 2011, Thailand experienced substantial flooding which affected the facilities and operations of customers and suppliers in our industry. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by events such as those in Japan, Thailand or future natural disasters of a similar nature.

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

Continued Control By Existing Stockholders - Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence The Outcome of All Matters Requiring Stockholder Approval.

As of June 30, 2012, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 87.9 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 1.0 million shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49.6 million shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138.5 million shares, or approximately 65%, of our outstanding common stock.

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

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2012. We refer you to Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

April 1-April 30	3,024	$5.91	—	$166,585,789
May 1-May 31	1,933,980	4.60	1,919,834	157,760,866
June 1-June 30	5,204,746	4.68	5,202,771	133,399,346
Total	7,141,750	$4.66	7,122,605

(a)	Includes an insignificant amount of shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended June 30, 2012, we purchased 7.1 million shares of common stock for an aggregate purchase price of $33.2 million, net of $0.1 million of commissions, for an average price of $4.66. At June 30, 2012, approximately $133.4 million was available to repurchase common stock pursuant to the stock repurchase program.

Item 6.        Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Joanne Solomon
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: August 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Executive Incentive Bonus Plan. (1)*
10.2	Amended and Restated 2007 Equity Incentive Plan. (1)*
10.3	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.*
10.4	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.*
10.5
Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent. (2)

10.6	Loan Agreement, dated June 28, 2012 by and between Amkor Technology Korea, Inc. and The Korea Development Bank. (2)
10.7	Factory Mortgage Agreement, dated June 28, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc. (2)
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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on April 5, 2012.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2012.