Form 10-Q
period 2012-09-30
AMKOR TECHNOLOGY INC
filed 2012-11-02
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 26, 2012 was 152,744,347.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales	$695,353	$740,007	$2,036,890	$2,092,590
Cost of sales	578,566	617,768	1,725,802	1,713,848
Gross profit	116,787	122,239	311,088	378,742
Operating expenses:
Selling, general and administrative	49,297	65,011	160,041	190,853
Research and development	13,472	13,233	40,764	37,921
Total operating expenses	62,769	78,244	200,805	228,774
Operating income	54,018	43,995	110,283	149,968
Other expense (income):
Interest expense	19,689	17,594	60,727	55,992
Interest expense, related party	3,493	3,492	10,477	8,902
Interest income	(772)	(648)	(2,489)	(1,788)
Foreign currency loss (gain), net	2,394	(3,005)	4,461	1,658
Loss on debt retirement, net	—	—	—	15,531
Equity in earnings of unconsolidated affiliate	(2,541)	(3,034)	(5,421)	(6,641)
Other income, net	(359)	(226)	(1,511)	(695)
Total other expense, net	21,904	14,173	66,244	72,959
Income before income taxes	32,114	29,822	44,039	77,009
Income tax expense	9,538	2,499	9,009	9,475
Net income	22,576	27,323	35,030	67,534
Net (income) loss attributable to noncontrolling interests	(259)	44	(358)	(576)
Net income attributable to Amkor	$22,317	$27,367	$34,672	$66,958
Net income attributable to Amkor per common share:
Basic	$0.14	$0.14	$0.21	$0.34
Diluted	$0.11	$0.11	$0.19	$0.28
Shares used in computing per common share amounts:
Basic	154,365	195,364	162,699	195,510
Diluted	237,060	278,068	245,431	278,529

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to Amkor	$22,317	$27,367	$34,672	$66,958
Other comprehensive income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($15), $39, ($58) and $125	219	(1,045)	1,602	(779)
Cumulative translation adjustment, net of tax of ($413), $0, ($84) and $0	1,214	3,798	104	4,346
Total other comprehensive income	1,433	2,753	1,706	3,567
Comprehensive income attributable to Amkor	$23,750	$30,120	$36,378	$70,525

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$549,085	$434,631
Restricted cash	2,680	2,680
Accounts receivable:
Trade, net of allowances	359,318	298,543
Other	14,550	27,197
Inventories	218,343	198,427
Other current assets	38,965	35,352
Total current assets	1,182,941	996,830
Property, plant and equipment, net	1,832,387	1,656,214
Intangibles, net	5,490	8,382
Investments	42,324	36,707
Restricted cash	2,264	4,001
Other assets	78,151	70,913
Total assets	$3,143,557	$2,773,047
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$40,475	$59,395
Trade accounts payable	500,170	424,504
Accrued expenses	197,798	158,287
Total current liabilities	738,443	642,186
Long-term debt	1,361,665	1,062,256
Long-term debt, related party	225,000	225,000
Pension and severance obligations	141,062	129,096
Other non-current liabilities	17,561	13,288
Total liabilities	2,483,731	2,071,826
Commitments and contingencies (Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,662 and 197,359 shares issued, and 152,365 and 168,628 shares outstanding, in 2012 and 2011, respectively	198	197
Additional paid-in capital	1,613,471	1,611,242
Accumulated deficit	(763,790)	(798,462)
Accumulated other comprehensive income	12,555	10,849
Treasury stock, at cost, 45,297 and 28,731 shares in 2012 and 2011, respectively	(210,921)	(130,560)
Total Amkor stockholders’ equity	651,513	693,266
Noncontrolling interests in subsidiaries	8,313	7,955
Total equity	659,826	701,221
Total liabilities and equity	$3,143,557	$2,773,047
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$35,030	$67,534
Depreciation and amortization	272,891	249,543
Loss on debt retirement, net	—	10,557
Other operating activities and non-cash items	(724)	1,537
Changes in assets and liabilities	(22,761)	46,621
Net cash provided by operating activities	284,436	375,792
Cash flows from investing activities:
Purchases of property, plant and equipment	(380,344)	(324,349)
Proceeds from the sale of property, plant and equipment	3,759	15,333
Financing lease payment from unconsolidated affiliate	13,684	7,741
Other investing activities	1,451	(5,654)
Net cash used in investing activities	(361,450)	(306,929)
Cash flows from financing activities:
Borrowings under short-term debt	30,000	26,567
Payments of short-term debt	(40,000)	(21,567)
Proceeds from issuance of long-term debt	562,528	348,236
Proceeds from issuance of long-term debt, related party	—	75,000
Payments of long-term debt, net of certain redemption premiums and discounts	(272,976)	(373,655)
Payments for debt issuance costs	(6,007)	(5,875)
Payments for repurchase of common stock	(80,946)	(41,543)
Proceeds from the issuance of stock through share-based compensation plans	181	933
Payments of tax withholding for restricted shares	(546)	(793)
Net cash provided by financing activities	192,234	7,303
Effect of exchange rate fluctuations on cash and cash equivalents	(766)	2,226
Net increase in cash and cash equivalents	114,454	78,392
Cash and cash equivalents, beginning of period	434,631	404,998
Cash and cash equivalents, end of period	$549,085	$483,390
Non cash investing and financing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	$—	$100,000

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2011, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2011, filed on Form 10-K with the SEC on February 23, 2012. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

3.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	$251	$497	$908	$1,550
Restricted shares	360	532	1,140	2,497
Total share-based compensation expense	$611	$1,029	$2,048	$4,047

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of sales	$—	$7	$7	$13
Selling, general and administrative	532	890	1,776	3,510
Research and development	79	132	265	524
Total share-based compensation expense	$611	$1,029	$2,048	$4,047

There is no corresponding deferred income tax benefit.

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2012:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	6,052	$9.97
Granted	100	4.58
Exercised	(50)	3.63
Forfeited or expired	(1,127)	11.75
Outstanding at September 30, 2012	4,975	$9.53	2.80	$71
Fully vested and expected to vest at September 30, 2012	4,957	$9.54	2.78	$71
Exercisable at September 30, 2012	4,665	$9.71	2.48	$71

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012	2011
Expected life (in years)	6.0	6.2
Risk-free interest rate	1.0%	2.4%
Volatility	65%	67%
Dividend yield	—	—
Weighted average grant-date fair value per option granted	$2.68	$4.06

The intrinsic value of options exercised for the three and nine months ended September 30, 2012, was less than $0.1 million and $0.1 million, respectively. The intrinsic value of options exercised for the three and nine months ended September 30, 2011, was less than $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2012 and 2011, cash received for stock option exercises was $0.2 million and $0.9 million, respectively. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $0.6 million as of September 30, 2012, which is expected to be recognized over a weighted-average period of 1.3 years beginning October 1, 2012. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will be different from our expectations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the nine months ended September 30, 2012:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2011	693	$7.33
Awards granted	—	—
Awards vested	(253)	7.40
Awards forfeited	(59)	7.24
Nonvested at September 30, 2012	381	$7.30

The fair value of shares vested during the nine months ended September 30, 2012 was $1.5 million.

Unrecognized compensation cost, including a forfeiture estimate, was $2.3 million as of September 30, 2012, which is expected to be recognized over a weighted average period of approximately 2.0 years beginning October 1, 2012. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

In November 2012, we granted 0.4 million restricted shares to employees under the 2007 Equity Incentive Plan. The restricted shares vest over a four-year period and their valuation is determined based on the fair market value of the underlying shares on the date of grant.

4.    Income Taxes

Our income tax expense of $9.0 million for the nine months ended September 30, 2012, primarily reflects $5.7 million of expense related to income taxes at certain of our foreign operations, $1.5 million of foreign withholding taxes and $2.3 million of deferred taxes on undistributed earnings from our investment in J-Devices Corporation ("J-Devices") offset by a net $0.5 million reduction in unrecognized tax benefits. Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At September 30, 2012, we had U.S. net operating loss carryforwards totaling $369.5 million, which expire at various times through 2031. Additionally, at September 30, 2012, we had $73.2 million of non-U.S. net operating loss carryforwards, substantially all of which will expire at various times through 2022.

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

Our gross unrecognized tax benefits decreased from $7.9 million at December 31, 2011, to $5.8 million as of September 30, 2012, primarily because of a $4.0 million reduction as a result of a favorable ruling request related to revenue attribution and a $1.2 million settlement of contested prior years' deductions in a foreign jurisdiction, which were partially offset by a $3.1 million addition related to the application of a law change in a foreign jurisdiction. Substantially all of the remaining balance of our unrecognized tax benefits at September 30, 2012, would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income attributable to Amkor	$22,317	$27,367	$34,672	$66,958
Income allocated to participating securities	(55)	(106)	(81)	(259)
Net income available to Amkor common stockholders	22,262	27,261	34,591	66,699
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	55	106	81	259
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,026	12,077	12,077
Net income attributable to Amkor — diluted	$26,343	$31,393	$46,749	$79,035

Weighted average shares outstanding — basic	154,365	195,364	162,699	195,510
Effect of dilutive securities:
Stock options and restricted share awards	37	46	74	361
6.0% convertible notes due 2014	82,658	82,658	82,658	82,658
Weighted average shares outstanding — diluted	237,060	278,068	245,431	278,529
Net income attributable to Amkor per common share:
Basic	$0.14	$0.14	$0.21	$0.34
Diluted	0.11	0.11	0.19	0.28

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Stock options and restricted share awards	4,856	6,122	4,597	5,158
6.25% convertible notes due 2013	—	—	—	929
2.5% convertible notes due 2011	—	—	—	1,459
Total potentially dilutive shares	4,856	6,122	4,597	7,546

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Equity and Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2011	$693,266	$7,955	$701,221
Net income	34,672	358	35,030
Other comprehensive income	1,706	—	1,706
Issuance of stock through employee share-based compensation plans	181	—	181
Treasury stock acquired through surrender of shares for tax withholding	(546)	—	(546)
Share-based compensation expense	2,048	—	2,048
Repurchase of common stock	(79,814)	—	(79,814)
Equity at September 30, 2012	$651,513	$8,313	$659,826

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2010	$630,013	$6,668	$636,681
Net income	66,958	576	67,534
Other comprehensive income	3,567	—	3,567
Issuance of stock through employee share-based compensation plans	933	—	933
Treasury stock acquired through surrender of shares for tax withholding	(793)	—	(793)
Share-based compensation expense	4,047	—	4,047
Repurchase of common stock	(48,938)	—	(48,938)
Conversion of debt to common stock	100,497	—	100,497
Equity at September 30, 2011	$756,284	$7,244	$763,528

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and purchased components	$165,174	$158,656
Work-in-process	53,169	39,771
Total inventories	$218,343	$198,427

8.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	901,946	871,970
Machinery and equipment	3,310,351	3,016,430
Software and computer equipment	191,332	186,378
Furniture, fixtures and other equipment	19,469	19,736
Construction in progress	28,130	26,818
	4,577,511	4,247,615
Less accumulated depreciation and amortization	(2,745,124)	(2,591,401)
Total property, plant and equipment, net	$1,832,387	$1,656,214

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of sales	$85,172	$74,671	$247,160	$224,241
Selling, general and administrative	4,670	5,601	15,066	16,874
Research and development	2,889	1,536	7,666	4,524
Total depreciation expense	$92,731	$81,808	$269,892	$245,639

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table reconciles our activity related to property, plant and equipment additions as reflected on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Property, plant and equipment additions	$446,767	$325,350
Net change in related accounts payable and deposits	(66,423)	(1,001)
Purchases of property, plant and equipment	$380,344	$324,349

9.    Intangible Assets

Intangibles as of September 30, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,060	$(19,361)	$2,699
Customer relationships	8,000	(5,209)	2,791
Total intangibles	$30,060	$(24,570)	$5,490

Intangibles as of December 31, 2011, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$29,774	$(26,158)	$3,616
Customer relationships	13,625	(8,859)	4,766
Total intangibles	$43,399	$(35,017)	$8,382

Amortization of identifiable intangible assets for the three and nine months ended September 30, 2012, was $1.0 million and $3.0 million, respectively. Amortization of identifiable intangible assets for the three and nine months ended September 30, 2011, was $1.3 million and $3.9 million, respectively. Based on the amortizing assets recognized in our balance sheet at September 30, 2012, amortization for each of the next five years is estimated as follows:

(In thousands)
2012 remaining	$846
2013	3,346
2014	636
2015	339
2016	117
Thereafter	206
Total amortization	$5,490

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Investments

Investments consist of the following:

	September 30, 2012		December 31, 2011
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$42,324	30.0%	$36,707	30.0%

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

Our investment includes our 30% equity interest and options to acquire additional equity interests. The options, exercisable at our discretion, permit us to increase our percentage ownership of J-Devices on the anniversary date up to 60% in 2012 by purchasing primary shares from J-Devices, up to 66% in 2014 by purchasing shares owned by one of the other shareholders and up to 80% in 2015 by purchasing shares owned by the other shareholders. We expect that the exercise period for the initial 2012 option will expire sometime during the first quarter of 2013, depending on the receipt of certain financial statements from J-Devices. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us if we have exercised any of our options. After we own 80% or more shares, the former shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. For the three and nine months ended September 30, 2012, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $2.5 million and $5.4 million, respectively. For the three and nine months ended September 30, 2011, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $3.0 million and $6.6 million, respectively.

In addition, we record equity method adjustments as a change in our investment in unconsolidated affiliate. These adjustments include the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment as well as other adjustments required by the equity method.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased packaging and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three and nine months ended September 30, 2012, we recognized interest income of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2011, we recognized interest income of $0.2 million and $0.6 million, respectively. Our lease receivable, net was $10.6 million and $20.2 million as of September 30, 2012, and December 31, 2011, respectively, and was recorded as a component of other accounts receivable. At the end of the lease in October 2012, J-Devices exercised an option to purchase the remaining packaging and test equipment for ¥761.4 million (approximately $9.8 million).

11.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Payroll and benefits	$63,948	$59,928
Customer advances and deferred revenue	45,752	34,672
Accrued interest	29,907	11,941
Accrued royalties (Note 16)	13,324	—
Accrued severance plan obligations (Note 13)	8,055	7,476
Income taxes payable	4,935	4,446
Other accrued expenses	31,877	39,824
Total accrued expenses	$197,798	$158,287

Accrued royalties relate to our estimate for unpaid royalties owed to Tessera as a result of an interim order received from an arbitration panel on July 5, 2012 (Note 16).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2012	December 31, 2011
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017 (1)	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022 (2)	300,000	—
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party	250,000	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.33%, due June 2013 (3)	—	—
Term loan, bank base rate plus 0.5%, due April 2014 (2)	107,140	107,140
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (4)	100,000	—
Term loan, bank funding rate-linked base rate plus 1.7%, due March 2016 (2)	50,000	12,512
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (5)	75,000	—
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013 (4)	—	103,000
Term loan, bank base rate plus 1.06% or 1.16%, due July 2014 (5)	—	50,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (6)	—	—
Term loan, TIBOR plus 0.8%, due September 2012 (Japan) (2)	—	9,495
Term loan, LIBOR plus 2.8%, due 12 months from date of draw (China) (2)	—	20,000
Term loan, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (2)(6)	—	49,504
	1,627,140	1,346,651
Less: Short-term borrowings and current portion of long-term debt	(40,475)	(59,395)
Long-term debt (including related party)	$1,586,665	$1,287,256

(1)
In June 2012, Amkor Technology, Inc. ("ATI") amended and restated the $100.0 million senior secured revolving credit facility to increase the facility amount to $150.0 million and extend its term by two years to June 2017. The facility has a letter of credit sub-limit of $25.0 million. As amended, interest is charged under the facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.25% to 1.00% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. In connection with amending and extending the facility, ATI capitalized $0.8 million of deferred debt issuance costs for the nine months ended September 30, 2012.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)
In September 2012, ATI issued $300.0 million of 6.375% Senior Notes due October 2022 (the “2022 Notes”). The 2022 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2013. In addition, we entered into a Registration Rights Agreement with the initial purchasers of the 2022 Notes for freely tradable notes issued by us. If we are unable to effect the exchange offer within 240 days of the issuance of the 2022 Notes, we have agreed to pay additional interest on the notes up to 0.5%. We used $224.9 million of the net proceeds from the issuance of the 2022 Notes to repay subsidiary debt of which $67.8 million was paid prior to September 30, 2012 and $157.1 million was paid in October 2012. We incurred $5.2 million of debt issuance costs associated with the 2022 Notes. In October 2012, we repaid the term loans due 2014 and 2016 and recorded a $1.2 million loss on extinguishment related to prepayment fees of $0.5 million and a charge for the write-off of associated unamortized deferred debt issuance costs of $0.7 million.

(3)
In June 2012, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. The loan bears interest at the foreign currency funding-linked base rate plus 2.33% (4.49% as of September 30, 2012). Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with certain land, buildings and equipment at our ATK facilities.

(4)
In March 2012, ATK repaid the remaining outstanding balance of the ATK term loan due May 2013 by entering into a $100.0 million term loan with the same Korean bank, which is due upon maturity in March 2015. The term loan bears interest at a foreign currency funding-linked base rate plus 2.30% (4.58% as of September 30, 2012) to be paid monthly. The term loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities.

(5)
In June 2012, ATK entered into a $150.0 million, five-year secured term loan with a Korean bank which is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Interest is paid quarterly, $50.0 million at LIBOR plus 3.90% (4.36% as of September 30, 2012) ("Tranche A") and $100.0 million at LIBOR plus 3.94% (4.38% as of September 30, 2012) ("Tranche B"). As of September 30, 2012, ATK borrowed $50.0 million from Tranche A and $25.0 million from Tranche B. The proceeds of Tranche A were used to fully repay the ATK term loan due July 2014. In October 2012, an additional $20.0 million was borrowed from Tranche B. The remaining $55.0 million available under Tranche B can be borrowed through June 2013 to fund capital additions. The term loan is due in full upon maturity in July 2017.

(6)
In January 2012, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, converted the existing NT$1.5 billion term loan from a Taiwanese to a U.S. dollar denominated term loan. The term loan previously bore interest at the 90-day primary commercial paper rate plus 0.835% and now bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus a bank-determined spread (2.54% as of September 30, 2012). In September 2012, as noted above at (2), the term loan was paid off in full. In addition, the term loan was converted to a revolving credit facility. All other terms and conditions remain the same. At conversion, availability under the revolving credit facility was $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance, with a balloon payment of the remaining balance at maturity. As of September 30, 2012, $44.0 million was available to be drawn.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our outstanding notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of September 30, 2012.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Maturities

Total Debt (1)
(In thousands)
Payments due for the year ending December 31,
2012 - Remaining	$—
2013	55,356
2014	330,950
2015	116,667
2016	4,167
Thereafter	1,120,000
Total debt	$1,627,140

(1)
In September 2012, we issued $300.0 million of the 2022 Notes and $224.9 million of the net proceeds from the issuance of the 2022 Notes was used to repay subsidiary debt, of which $67.8 million was paid prior to September 30, 2012 and $157.1 million was paid in October 2012. The $157.1 million payment in October 2012 prepaid the $55.4 million due in 2013, $80.9 million due in 2014, $16.6 million due in 2015, and $4.2 million due in 2016.

13.    Pension and Severance Plans

Foreign Pension Plans

Our subsidiaries in Japan, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,561	$1,694	$4,789	$4,964
Interest cost	817	937	2,439	2,767
Expected return on plan assets	(800)	(897)	(2,370)	(2,659)
Amortization of transition obligation	2	1	6	5
Amortization of prior service cost	54	67	179	223
Recognized actuarial loss	51	21	154	66
Net periodic pension cost	1,685	1,823	5,197	5,366
Curtailment loss	—	769	1,089	769
Settlement loss (gain)	—	168	(100)	168
Total pension expense	1,685	$2,760	$6,186	$6,303

During the nine months ended September 30, 2012, we recognized net curtailment and settlement losses of $1.0 million resulting from the remeasurement of our defined benefit plan in Japan due to reductions in workforce (Note 18). During the three and nine months ended September 30, 2011, we recognized curtailment and settlement losses of $0.9 million resulting from the remeasurement of our defined benefit plan in the Philippines due to reductions in workforce (Note 18).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three and nine months ended September 30, 2012, we contributed $0.1 million and $0.3 million to the pension plans, respectively. We expect to contribute approximately $3.1 million to the pension plans during the remainder of 2012. For the three and nine months ended September 30, 2011, we contributed $3.2 million and $3.4 million to the pension plans, respectively.

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

The provision recorded for severance benefits for the three months ended September 30, 2012 and 2011, was $7.0 million and $8.1 million, respectively. The provision recorded for severance benefits for the nine months ended September 30, 2012 and 2011, was $14.6 million and $21.6 million, respectively. The balance of our Korean severance obligation consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Current (Accrued expenses)	$8,055	$7,476
Non-current (Pension and severance obligations)	111,765	99,000
Total Korean severance obligation	$119,820	$106,476

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

During the three and nine months ended September 30, 2012, we purchased 8.4 million and 16.5 million shares of common stock for an aggregate purchase price of $41.8 million and $79.5 million, respectively, net of $0.2 million and $0.3 million of commissions, respectively, for an average price of $4.99 and $4.83, respectively. During the three and nine months ended September 30, 2011, we purchased 10.9 million shares of common stock for an aggregate purchase price of $48.7 million, net of $0.2 million of commissions, for an average price of $4.47. Since inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million, net of $0.9 million of commissions. At September 30, 2012, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program.

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

Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets. We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. For the three and nine months ended September 30, 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011	December 31, 2011
	Gains (Losses)	Gains (Losses)	Fair Value	Gains (Losses)	Gains (Losses)	Fair Value
	(In thousands)
Recurring fair value measurements:
Cash equivalent money market funds (Level 1)			$178,322			$165,540
Restricted cash money market funds (Level 1)			2,680			2,680

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$(250)	$(586)	$868	$(1,335)	$(2,484)

For the three and nine months ended September 30, 2012 and 2011, all impairment losses on property, plant and equipment were recorded as cost of sales.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,068,500	$1,045,000	$737,049	$745,000
Convertible senior subordinated notes (Level 1)	404,350	250,000	405,625	250,000
Subsidiary revolvers and term loans (Level 2)	331,711	332,140	352,679	351,651
Total debt	$1,804,561	$1,627,140	$1,495,353	$1,346,651

The estimated fair value of the debt is based primarily on quoted market prices reported on or near the balance sheet date for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality and risk profile.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of September 30, 2012, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

The panel reserved for later decision the issues of the amount of royalties and pre-judgment interest due, the allocation of costs and the question of whether Tessera intends to pursue its allegations regarding other patents which have not yet been addressed by the panel. In July 2012, Tessera publicly announced its intention to seek an amount in excess of $125 million in the arbitration and informed the panel that it intends to proceed on its claims related to three additional U.S. patents.

We recorded a charge of $34.0 million for the three months ended June 30, 2012, based on our estimates of the damages and interest due to date in respect of the Second Tessera Arbitration. We believe that $34.0 million of damages and interest is a reasonable estimate of the low end of the possible range of loss up to the amount claimed by Tessera. Because we believe that no amount in the range constitutes a better estimate than any other amount, we recorded the $34.0 million estimate. Of our total accrual, $30.0 million was recorded as cost of goods sold and $4.0 million was recorded as interest expense. The ultimate amount of damages and interest is subject to determination by the panel based on a number of

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by the panel, overlaps among the packages, the final date through which royalties are applicable and other factors. The final award could be more than the amount currently accrued, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award.

In August 2012, we paid $19.9 million to Tessera representing the undisputed amount and related interest that we owe in connection with the Second Tessera Arbitration.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On December 16, 2009, the ITC ordered a review of the ALJ's Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor's asserted patents. The ITC remanded the investigation to the ALJ to make further findings in light of the ITC's ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ's ruling did not disturb the prior finding that certain Carsem Dual and Quad Flat No-Lead Packages infringe some patent claims of Amkor's U.S. Patent No. 6,433,277 (the "'277 Patent"), the ALJ found that these infringed claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the ITC issued a Notice of Commission Final Determination, in which the ITC determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. We appealed the ITC's ruling of invalidity for the claims of the '277 Patent to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"), and oral arguments were heard in November 2011.

On August 22, 2012, the Federal Circuit issued a favorable ruling in Amkor's appeal in its patent infringement case against Carsem before the ITC. In its ruling, the Federal Circuit reversed the ITC's determination of invalidity on the '277 Patent, and remanded the matter to the ITC for further proceedings consistent with its opinion. On October 5, 2012, Carsem filed a Petition for Rehearing requesting the Federal Circuit to vacate its decision and affirm the ITC's determination of no violation of Section 337 of the Tariff Act.

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

	Packaging	Test	Other	Total
	(In thousands)
Three months ended September 30, 2012
Net sales	$615,933	$79,420	$—	$695,353
Depreciation expense	60,493	24,679	—	85,172
Gross profit	96,550	20,237	—	116,787
Capital additions	63,982	92,737	16,698	173,417
Three months ended September 30, 2011
Net sales	$667,301	$72,655	$51	$740,007
Depreciation expense	53,924	20,641	106	74,671
Gross profit	104,654	17,909	(324)	122,239
Capital additions	78,770	35,532	9,067	123,369
Nine months ended September 30, 2012
Net sales	$1,808,111	$228,779	$—	$2,036,890
Depreciation expense	177,294	69,866	—	247,160
Gross profit	251,851	59,237	—	311,088
Capital additions	184,836	176,966	84,965	446,767
Nine months ended September 30, 2011
Net sales	$1,877,470	$214,997	$123	$2,092,590
Depreciation expense	162,508	61,526	207	224,241
Gross profit	325,339	54,058	(655)	378,742
Capital additions	200,648	77,122	47,580	325,350
Gross property, plant and equipment
September 30, 2012	$3,365,641	$1,060,821	$151,049	$4,577,511
December 31, 2011	3,217,308	880,611	149,696	4,247,615

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2011	$—
Charges	7,160
Cash Payments	(6,209)
Non-cash Amounts	(951)
Accrual at September 30, 2012	$—

Employee Separation Costs
(In thousands)
Accrual at December 31, 2010	$670
Charges	4,811
Cash Payments	(4,518)
Non-cash Amounts	(936)
Accrual at September 30, 2011	$27

Reductions in Force

During the nine months ended September 30, 2012, we reduced our workforce by approximately 120 employees at our manufacturing operations in Japan. We recorded $7.2 million in charges for one-time termination benefits including $1.0 million in net curtailment and settlement charges, of which $5.5 million, $1.6 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts were paid prior to September 30, 2012.

During the nine months ended September 30, 2011, we reduced our workforce by approximately 500 employees at our manufacturing operations in the Philippines. We recorded $4.8 million in charges for one-time termination benefits including $0.9 million in curtailment and settlement charges, of which $4.4 million and $0.4 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to September 30, 2011.

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

The liability for one-time involuntary termination benefits for employees that provided service beyond a minimum retention period was recognized over the service period. During the three and nine months ended September 30, 2011, charges for termination benefits were not significant. All amounts accrued at September 30, 2011 were classified in current liabilities.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) anticipated demand for our services related to smartphones and tablets, (2) the amount, timing and focus of our expected capital investments, (3) our ability to fund our operating activities for the next twelve months, (4) the effect of capacity utilization rates on our gross margin, (5) the focus of our research and development activities, (6) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (7) the release of valuation allowances related to taxes in the future, (8) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and the repurchase of common stock, (9) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (10) payment of dividends, (11) compliance with our covenants, (12) expected contributions to foreign pension plans, (13) liability for unrecognized tax benefits, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system, (17) the timing and amount of the charge and cash payment in respect of the final award in the Tessera arbitration, (18) the timing, costs, benefits and features of the Incheon, Korea facility project and (19) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2012, and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

Our net sales decreased $44.7 million or 6.0% to $695.4 million for the three months ended September 30, 2012, from $740.0 million for the three months ended September 30, 2011. The decrease was driven by a decline of $51.4 million or 7.7% in packaging net sales primarily as a result of weakness in demand for wirebond array packages. The decrease in packaging net sales was partially offset by a $6.8 million or 9.3% increase in our test net sales. The increase in test net sales was the result of strength in the communications end market.

Gross margin for the three months ended September 30, 2012, increased to 16.8% from 16.5% for the three months ended September 30, 2011. Gross margin for the three months ended September 30, 2011, included a charge for restructuring activities, and gross margin for the three months ended September 30, 2012, reflected the benefit from prior restructuring efforts. The increase in gross margin was also due to favorable foreign currency exchange rate movements, partially offset by increased depreciation expense as a result of our continued investment in property, plant and equipment.

Our capital additions totaled $446.8 million or 21.9% of net sales for the nine months ended September 30, 2012, compared to $325.4 million or 15.5% of net sales for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, 41.4% of our capital additions were made in packaging, 39.6% in test and 19.0% for research and development and infrastructure projects. During the nine months ended September 30, 2011, 61.7% of our capital additions were made in packaging, 23.7% in test and 14.6% for research and development and infrastructure projects.

For the nine months ended September 30, 2012, we experienced negative free cash flow of $95.9 million, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to smartphones and tablets. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At September 30, 2012, our cash and cash equivalents totaled approximately $549.1 million. In September 2012, we issued $300.0 million of our 6.375% Senior Notes due 2022 and used $224.9 million of the net proceeds from the issuance of the notes to repay subsidiary debt of which $67.8 million was paid prior to September 30, 2012 and $157.1 million was paid in October 2012. After the use of the net proceeds, we have no debt due until April 2014.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During the three months ended September 30, 2012, we repurchased 8.4 million shares for $41.8 million, net of $0.2 million of commissions, under this program. Since the inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million, net of $0.9 million of commissions. At September 30, 2012, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. Our stock repurchase program may be suspended or discontinued at any time.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	16.8%	16.5%	15.3%	18.1%
Depreciation and amortization	13.5%	11.2%	13.4%	11.9%
Operating income	7.8%	5.9%	5.4%	7.2%
Income before income taxes	4.6%	4.0%	2.2%	3.7%
Net income attributable to Amkor	3.2%	3.7%	1.7%	3.2%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Net sales	$695,353	$740,007	$(44,654)	(6.0)%	$2,036,890	$2,092,590	$(55,700)	(2.7)%
Packaging net sales	615,933	667,301	(51,368)	(7.7)%	1,808,111	1,877,470	(69,359)	(3.7)%
Test net sales	79,420	72,655	6,765	9.3%	228,779	214,997	13,782	6.4%

Net Sales. Net sales in the three and nine months ended September 30, 2012, decreased compared to the three and nine months ended September 30, 2011, as a result of lower net sales of our packaging services, partially offset by an increase in test net sales.

Packaging Net Sales. Packaging net sales in the three and nine months ended September 30, 2012, decreased compared to the three and nine months ended September 30, 2011. For the three months ended September 30, 2012, the decrease was primarily driven by weakness in demand for wirebond array packages, lower demand in gaming and the impact of lower demand by the less dominant OEMs that sell smartphones and tablets. For the nine months ended September 30, 2012, the decrease was attributable to lower net sales of our ball grid array packaging services supporting gaming, networking and home electronics as well as lower demand for leadframe packaging services. This decrease was partially offset by increased sales of our chip scale packaging services for wireless communications products, such as smartphones and tablets.

Packaging unit volume increased 0.1 billion units to 2.2 billion units during the three months ended September 30, 2012, compared to 2.1 billion units during the three months ended September 30, 2011, primarily due to an increase in wafer level and flip chip chip scale packaging services partially offset by a decrease in leadframe packaging services. Packaging unit volume decreased 0.2 billion units to 6.2 billion units during the nine months ended September 30, 2012, compared to 6.4 billion units during the nine months ended September 30, 2011, primarily due to a decrease in unit demand for our leadframe packaging services partially offset by increased demand for wafer level and flip chip chip scale packaging services.

Test Net Sales.   Test net sales in the three and nine months ended September 30, 2012, increased compared to the three and nine months ended September 30, 2011. The increase was primarily attributable to higher test services for wireless communications products, such as smartphones and tablets.

Cost of Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Cost of sales	$578,566	$617,768	$(39,202)	(6.3)%	$1,725,802	$1,713,848	$11,954	0.7%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales decreased to 42.8% and 43.6% for the three and nine months ended September 30, 2012, from 45.5% and 43.8% for the three and nine months ended September 30, 2011. The decrease as a percentage of sales and in absolute dollars was primarily due to a shift to a mix of packaging services with a lower material content as a percentage of net sales and higher test net sales, which have lower material costs. In addition, the decline in absolute dollars was driven by lower net sales during the three and nine months ended September 30, 2012.

Labor costs as a percentage of net sales decreased to 14.8% and 14.4% for the three and nine months ended September 30, 2012, from 15.2% and 14.8% for the three and nine months ended September 30, 2011. Labor costs as a percentage of sales, and in absolute dollars, decreased primarily due to our continuing efforts to rationalize our labor cost structure. Additionally, labor costs for the three months ended September 30, 2011 included a charge for restructuring activities, and labor costs for the three months ended September 30, 2012 reflected the benefit from prior restructuring efforts. The decrease was also due to favorable foreign currency exchange rate movements as substantially all of our manufacturing operations' workforce is paid in local currencies. These cost savings were partially offset by a $5.5 million charge for the restructuring activities at our manufacturing operations in Japan for the nine months ended September 30, 2012.

Other manufacturing costs as a percentage of net sales increased to 25.6% and 26.7% for the three and nine months ended September 30, 2012, from 22.7% and 23.3% for the three and nine months ended September 30, 2011. The increase in other manufacturing costs as a percentage of sales, and in absolute dollars, was attributable to increased depreciation expense due to our continued investments in property, plant and equipment. For the nine months ended September 30, 2012, the increase was also due to the estimated $30.0 million loss contingency accrual resulting from an interim order issued by the arbitration panel relating to our license agreement with Tessera.

Gross Profit

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Gross profit	$116,787	$122,239	$(5,452)	$311,088	$378,742	$(67,654)
Gross margin	16.8%	16.5%	0.3%	15.3%	18.1%	(2.8)%

Gross profit for the three months ended September 30, 2012, decreased compared to the three months ended September 30, 2011, due to increased depreciation expense from our continued investments in property, plant and equipment and lower net sales. Gross margin for the three months ended September 30, 2012, increased compared to the three months ended September 30, 2011. Gross margin for the three months ended September 30, 2011, included a charge for restructuring activities, and gross margin for the three months ended September 30, 2012, reflected the benefit from prior restructuring efforts. The increase in gross margin was also due to favorable foreign currency exchange rate movements.

Gross profit and gross margin for the nine months ended September 30, 2012, decreased compared to the nine months ended September 30, 2011. The decrease in gross profit and gross margin was driven by the estimated $30.0 million loss contingency accrual resulting from an interim order issued by the arbitration panel relating to our license agreement with Tessera. In addition, the decline in gross profit and gross margin was driven by lower packaging net sales and increased depreciation expense as a result of our continued investment in property, plant and equipment. For the nine months ended September 30, 2012, gross profit and gross margin were favorably impacted by the benefit from prior restructuring activities.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Packaging gross profit	$96,550	$104,654	$(8,104)	$251,851	$325,339	$(73,488)
Packaging gross margin	15.7%	15.7%	—%	13.9%	17.3%	(3.4)%

Packaging Gross Profit. Gross profit for packaging net sales for the three months ended September 30, 2012, decreased compared to the three months ended September 30, 2011. The decline in gross profit was primarily due to increased depreciation expense from our continued investments in property, plant and equipment and lower packaging net sales. Gross margin for packaging net sales for the three months ended September 30, 2012, remained consistent with the three months ended September 30, 2011. For the nine months ended September 30, 2012, gross profit and gross margin decreased compared to the nine months ended September 30, 2011. This decrease was driven by the Tessera loss contingency accrual discussed above, which relates entirely to the packaging segment. The decline in gross profit and gross margin was also driven by lower packaging net sales and increased depreciation expense as a result of our continued investment in property, plant and equipment, partially offset by the benefit from prior restructuring activities.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Test gross profit	$20,237	$17,909	$2,328	$59,237	$54,058	$5,179
Test gross margin	25.5%	24.6%	0.9%	25.9%	25.1%	0.8%

Test Gross Profit. Gross profit and gross margin for test net sales for the three and nine months ended September 30, 2012, increased compared to the three and nine months ended September 30, 2011. The increase in gross profit and margin was primarily a result of increased customer demand for test services and higher utilization of our test assets.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Selling, general and administrative	$49,297	$65,011	$(15,714)	(24.2)%	$160,041	$190,853	$(30,812)	(16.1)%

Selling, general and administrative expenses for the three and nine months ended September 30, 2012, decreased compared to the three and nine months ended September 30, 2011. The decrease was mainly attributable to reduced employee compensation expense and lower professional fees.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Research and development	$13,472	$13,233	$239	1.8%	$40,764	$37,921	$2,843	7.5%

Research and development activities are focused on developing new packaging interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer level processing. Research and development expenses for the three months ended September 30, 2012, remained consistent with the three months ended September 30, 2011. The increase in research and development expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily attributable to increased depreciation from research and development capital additions as a result of our continued investment in research and development initiatives and increased headcount.

Other Expense, Net

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Interest expense, net	$22,410	$20,438	$1,972	9.6%	$68,715	$63,106	$5,609	8.9%
Foreign currency loss (gain), net	2,394	(3,005)	5,399	(179.7)%	4,461	1,658	2,803	169.1%
Loss on debt retirement, net	—	—	—	—%	—	15,531	(15,531)	(100.0)%
Equity in earnings of unconsolidated affiliate	(2,541)	(3,034)	493	(16.2)%	(5,421)	(6,641)	1,220	(18.4)%
Other income, net	(359)	(226)	(133)	58.8%	(1,511)	(695)	(816)	117.4%
Total other expense, net	$21,904	$14,173	$7,731	54.5%	$66,244	$72,959	$(6,715)	(9.2)%

Other expense, net for the three months ended September 30, 2012, increased compared to the three months ended September 30, 2011. This increase was primarily the result of foreign currency losses from net monetary liabilities denominated in foreign currencies and unfavorable exchange rate movements. The increase was also attributable to additional interest expense from higher levels of long-term debt. Other expense, net for the nine months ended September 30, 2012, decreased compared to the nine months ended September 30, 2011. This decrease was the result of a $15.5 million loss on debt retirement incurred during the nine months ended September 30, 2011. Additionally, interest expense from higher levels of long-term debt and a decrease in our equity in earnings of J-Devices negatively impacted our results for the nine months ended September 30, 2012.

Income Tax Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(In thousands, except percentages)
Income tax expense	$9,538	$2,499	$7,039	281.7%	$9,009	$9,475	$(466)	(4.9)%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three and nine months ended September 30, 2012 and 2011, was attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes and deferred taxes on undistributed earnings from our investment in J-Devices.

During the three months ended September 30, 2012, we recorded $3.1 million of income tax expense as a result of an addition to our unrecognized tax benefits.

During 2012, our subsidiaries in China, Korea, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will be subject to higher statutory income tax rates.

At September 30, 2012, we had U.S. net operating loss carryforwards totaling $369.5 million, which expire at various times through 2031. Additionally, at September 30, 2012, we had $73.2 million of non-U.S. net operating loss carryforwards, substantially all of which will expire at various times through 2022. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the final amount of payments due in our disputes with Tessera, any purchases of stock under our stock repurchase program, any investments in joint ventures or acquisitions and our ability to either repay debt out of operating cash flow or refinance at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of September 30, 2012, we had cash and cash equivalents of $549.1 million and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $85 million available to be drawn under revolving credit facilities and $75.0 million available to be borrowed under term loans. In October 2012, we used $157.1 million of our cash to repay subsidiary debt in connection with our September 2012 refinancing activity described below and also borrowed an additional $20.0 million under our term loan due 2017. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt, making payments due in our disputes with Tessera, the repurchase of common stock and for other corporate purposes.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We sponsor an accrued severance plan for our Korean subsidiary, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be primarily limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $119.8 million as of September 30, 2012.

Included in our cash balance as of September 30, 2012, is $366.9 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended September 30, 2012, we repurchased 8.4 million shares for $41.8 million, net of $0.2 million of commissions. Since inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million, net of $0.9 million of commissions. At September 30, 2012, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program.

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

We have a 30% equity interest and options to acquire additional equity interests in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. The options are exercisable at our discretion and permit us to increase our percentage ownership of J-Devices on the anniversary date up to 60% in 2012 by purchasing primary shares from J-Devices, up to 66% in 2014 by purchasing shares owned by one of the other shareholders and up to 80% in 2015 by purchasing shares owned by the other shareholders. We expect that the exercise period for the initial 2012 option will expire sometime during the first quarter of 2013, depending on the receipt of certain financial statements from J-Devices. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of the pending arbitration relating to Amkor's license agreement with Tessera. The final award in the arbitration could be issued during the fourth quarter of 2012 and could be more than the amount currently accrued. We expect to use cash on hand and/or proceeds from borrowings under our existing lines of credit or other sources to make any payments due in connection with our litigation with Tessera.

We have debt of $1,627.1 million outstanding at September 30, 2012, of which $40.5 million is current. In addition to our $150.0 million first lien senior secured revolving credit facility, our foreign subsidiaries have $85 million available to be drawn under revolving credit facilities and $75.0 million available to be borrowed under term loans. In October 2012, we borrowed an additional $20.0 million under our term loan due 2017.

In September 2012, we issued $300.0 million of 6.375% Senior Notes due October 2022 (the “2022 Notes”) and used the net proceeds to repay $224.9 million of subsidiary debt, of which $67.8 million was paid prior to September 30, 2012 and $157.1 million was paid in October 2012. Our total debt and cash balances at September 30, 2012 both include the $157.1 million that was subsequently paid in October 2012.

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

We were in compliance with all debt covenants at September 30, 2012, and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the nine months ended September 30, 2012, were $446.8 million. Our spending was focused primarily on new capacity for flip chip packaging and test services in support of the communications end market.

In May 2012, we signed a non-binding memorandum of understanding with the Incheon Free Economic Zone Authority of Incheon, Korea outlining our plans to build and invest in a state-of-the-art factory and global research and development center in the Incheon Free Economic Zone. We expect to spend approximately $350 million over the next three to four years to acquire and develop the land and buildings, with approximately $10 million planned for the fourth quarter of 2012. There can be no assurance that the new facility project will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

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

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Property, plant and equipment additions	$446,767	$325,350
Net change in related accounts payable and deposits	(66,423)	(1,001)
Purchases of property, plant and equipment	$380,344	$324,349

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2012 - Remaining	2013	2014	2015	2016	Thereafter
	(In thousands)
Total debt (1)	$1,627,140	$—	$55,356	$330,950	$116,667	$4,167	$1,120,000
Scheduled interest payment obligations (2)	650,128	37,088	99,713	89,075	76,055	74,394	273,803
Purchase obligations (3)	87,079	87,079	—	—	—	—	—
Operating lease obligations	27,577	2,548	8,299	7,466	5,363	936	2,965
Severance obligations (4)	119,820	2,034	8,028	7,475	6,975	6,494	88,814
Total contractual obligations	$2,511,744	$128,749	$171,396	$434,966	$205,060	$85,991	$1,485,582

(1)
In September 2012, we issued $300.0 million of our 6.375% Senior Notes due 2022 ("the 2022 Notes") and $224.9 million of the net proceeds from the issuance of the 2022 Notes was used to repay subsidiary debt, of which $67.8 million was paid prior to September 30, 2012, and $157.1 million was paid in October 2012. The $157.1 million payment in October 2012 prepaid the $55.4 million due in 2013, $80.9 million due in 2014, $16.6 million due in 2015, and $4.2 million due in 2016.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2012, for variable rate debt.

(3)	Represents capital-related purchase obligations outstanding at September 30, 2012.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2012, include:

•
$29.3 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $3.1 million to the defined benefit pension plans during the remainder of 2012.

•
$2.7 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, there have been no significant changes in our critical accounting policies as reported in our 2011 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash Flows

Cash provided by operating activities was $284.4 million for the nine months ended September 30, 2012, compared to cash provided by operating activities of $375.8 million for the nine months ended September 30, 2011. We experienced negative free cash flow of $95.9 million for the nine months ended September 30, 2012, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to smartphones and tablets.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011, were as follows:

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities	$284,436	$375,792
Investing activities	(361,450)	(306,929)
Financing activities	192,234	7,303

Operating activities:   Our cash flow provided by operating activities for the nine months ended September 30, 2012, decreased by $91.4 million compared to the nine months ended September 30, 2011. Operating income for the nine months ended September 30, 2012, adjusted for depreciation and amortization, other operating activities and non-cash items, decreased by $18.6 million. The decrease is primarily attributable to decreased gross profit and the related decrease in operating income.

Changes in assets and liabilities decreased operating cash flow for the nine months ended September 30, 2012 compared to an increase in the nine months ended September 30, 2011, as a result of an increase in accounts receivable due to increased demand, offset by an increase in accounts payable and accrued expenses. Accounts payable increased primarily due to increased capital purchases. For the nine months ended September 30, 2011, accounts receivable decreased from December 31, 2010, reflecting decreased demand. The decrease in accounts receivable was offset by an increase in inventories compared to December 31, 2010.

Investing activities:   Our cash flows used in investing activities for the nine months ended September 30, 2012, increased by $54.5 million. The increase in the nine months ended September 30, 2012, was primarily due to an increase in purchases of property, plant and equipment, partially offset by a decrease in proceeds from property, plant and equipment from the 2011 sale of our Singapore facility for $13.3 million.

Financing activities:   Our cash flows provided by financing activities for the nine months ended September 30, 2012, increased by $184.9 million. The net cash provided by financing activities for the nine months ended September 30, 2012, primarily resulted from the issuance of $300.0 million of our 6.375% Senior Notes due 2022 (the “2022 Notes”) and foreign borrowings of $292.5 million offset by foreign debt repayments of $313.0 million, the repurchase of $80.9 million of common stock under our authorized stock repurchase program and payment of $6.0 million in debt issuance costs associated with the amendment and restatement of our first lien senior secured revolving credit facility and the issuance of the 2022 Notes.

Our net cash provided by financing activities for the nine months ended September 30, 2011, was $7.3 million which was primarily a result of the issuance of $400.0 million of our 6.625% Senior Notes due 2021 (the "2021 Notes") and Korean borrowings of $23.2 million offset by $373.7 million of repayments of our senior and convertible senior subordinated notes, term loans at our Korean subsidiary and other foreign amortizing debt. We also incurred $5.9 million in debt issuance costs associated with the issuance of the 2021 Notes and repurchased $41.5 million of common stock under our authorized stock repurchase program.

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

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$284,436	$375,792
Purchases of property, plant and equipment	(380,344)	(324,349)
Free cash flow	$(95,908)	$51,443

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedging instruments to manage currency and other risks. We did not enter into any derivative transactions in the nine months ended September 30, 2012, and have no outstanding contracts as of September 30, 2012.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2012, our income before income taxes would have been approximately $13.6 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2012, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the nine months ended September 30, 2012, approximately 59% of our cost of sales and operating expenses were denominated in U.S. dollars and largely consisted of raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the nine months ended September 30, 2012, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of September 30, 2012, our operating income would have been approximately $58.5 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the nine months ended September 30, 2012 and 2011, was a net foreign translation gain of $0.1 million and a gain of $4.3 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of September 30, 2012, we had a total of $1,627.1 million of debt of which 79.6% was fixed rate debt and 20.4% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility, of which no amounts were drawn as of September 30, 2012. As of December 31, 2011, we had a total of $1,346.7 million of debt of which 73.9% was fixed rate debt and 26.1% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2012:

	2012 - Remaining	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$—	$250,000	$—	$—	$1,045,000	$1,295,000	$1,472,850
Average interest rate	—%	—%	6.0%	—%	—%	6.8%	6.6%
Variable rate debt (In thousands)	$—	$55,356	$80,950	$116,667	$4,167	$75,000	$332,140	$331,711
Average interest rate	—%	4.1%	4.1%	4.6%	4.9%	4.4%	4.3%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning ("ERP") system in a multi-year program on a world-wide basis. During the three months ended September 30, 2012, we implemented several significant ERP modules at a subsidiary, including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represents a change in our internal control over financial reporting. We believe the ERP modules implemented have maintained or enhanced our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the new ERP system modules discussed above, there have not been any other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will complete our evaluation and testing of the internal control changes as of December 31, 2012.

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

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined. Although the world economy recovered somewhat in 2010, the recent slow rate of economic growth in the U.S. and elsewhere and economic uncertainty in Europe, or the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the U.S. (commonly referred to as "fiscal cliff"), could adversely affect consumer demand in the U.S. and globally, which may negatively impact our operating results.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of September 30, 2012, our total debt balance was $1,627.1 million, of which $40.5 million was classified as a current liability. In October 2012, we repaid subsidiary debt of $157.1 million using the net proceeds from the issuance of our 6.375% Senior Notes due 2022 and we borrowed an additional $20.0 million under our term loan due 2017. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. We may consider investments in joint ventures or acquisitions or increased capital additions, which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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
We May Have Difficulty Funding Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2012, we had capital additions of $446.8 million and for the full year 2012, we currently expect to make capital additions of approximately $500 million primarily in support of customer demand for packaging and test services related to smartphones and tablets. In addition, approximately $100 million of spending planned for 2012 and 2013 relating to the Incheon, Korea facility is expected to be accrued this year. The actual amount of our 2012 capital additions may vary materially and will depend on several factors including, among others, whether, when and to what extent any capital projects not yet planned, including those currently under senior-level review and any others, are approved, commenced and completed in 2012, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities to service anticipated customer demand and the availability of cash flow from operations or financing.

In addition, we have a significant level of debt, with $1,627.1 million outstanding at September 30, 2012, $40.5 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $55.4 million due in 2013, $331.0 million due in 2014, $116.7 million due in 2015, $4.2 million due in 2016 and $1,120.0 million due thereafter. In October 2012, we repaid subsidiary debt of $157.1 million using the net proceeds from the issuance of our 6.375% Senior Notes due 2022. The $157.1 million payment in October 2012 prepaid the $55.4 million due in 2013, $80.9 million due in 2014, $16.6 million due in 2015, and $4.2 million due in 2016. The interest payments required on our debt are also substantial. For example, in 2011, we paid $81.3 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of September 30, 2012, we had cash and cash equivalents of $549.1 million and availability of $149.7 million under our $150.0 million senior secured revolving credit facility, which matures in June 2017. Additionally, our foreign subsidiaries have $85 million available to be drawn under revolving credit facilities and $75.0 million available to be borrowed under term loans, maturing between June 2013 and July 2017. In October 2012, we borrowed an additional $20.0 million under our term loan due 2017.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $119.8 million as of September 30, 2012. Existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we would be required to fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to currently deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

We Face Risks in Connection with the Continuing Development and Implementation of Changes to Our Management Information Systems.

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

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 225 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 62.4%, 61.0% and 54.2% of our net sales in the nine months ended September 30, 2012, and the years ended December 31, 2011 and 2010, respectively. One customer accounted for more than 10% of our consolidated net sales during the nine months ended September 30, 2012. Two customers each accounted for more than 10% of our consolidated net sales in 2011, and no customer exceeded 10% of consolidated net sales in 2010.

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

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. For example, our facility in Iwate, Japan is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. During the nine months ended September 30, 2012, one customer accounted for 19.5% of our consolidated net sales, representing approximately 18.1% of our packaging net sales and 30.3% of our test net sales. If we were to lose our largest customer, or if it significantly reduced its level of business with us, the loss could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

As of September 30, 2012, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 87.9 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 1.0 million shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49.6 million shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138.5 million shares, or approximately 68%, of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2012. We refer you to Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

July 1 - July 31	6,437,792	$4.88	6,435,085	$102,013,828
August 1 - August 31	1,955,960	5.36	1,943,812	91,586,032
September 1 - September 30	4,673	4.66	—	91,586,032
Total	8,398,425	$4.99	8,378,897

(a)	Includes less than 0.1 million shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. During the three months ended September 30, 2012, we purchased 8.4 million shares of common stock for an aggregate purchase price of $41.8 million, net of $0.2 million of commissions, for an average price of $4.99. At September 30, 2012, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program.

Item 6.        Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Joanne Solomon
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: November 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding the 6.375% Senior Notes due 2022. (1)
4.2	Form of Note for Amkor Technology, Inc.'s 6.375% Senior Notes due 2022. (1)
4.3	Registration Rights Agreement, dated September 21, 2012, by and between Amkor Technology, Inc., Deutsche Bank Securities Inc. and UBS Securities LLC regarding the 6.375% Senior Notes due 2022. (1)
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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 21, 2012.