Form 10-K
period 2012-12-31
AMKOR TECHNOLOGY INC
filed 2013-03-08
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $356.5 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of January 25, 2013, was as follows: 153,210,566 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to "J-Devices" and "Toshiba" are to J-Devices Corporation and Toshiba Corporation, respectively. Amounts preceded by ₩ are in Korean won, and amounts preceded by ¥ are in Japanese yen. Amkor®, Amkor Technology®, ChipArray®, FlipStack®, FusionQuad®, MicroLeadFrame® and TMV® are registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above registered trademarks in this report may occur without the respective superscript symbol (®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

PART I

Item 1.	Business

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Part I, Item 1A of this Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

Amkor is one of the world’s leading providers of outsourced semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968 and over the years we have built a leading position by:

•	Designing and developing new packaging and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•
Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies, and collaborating with original equipment manufacturers (“OEMs”) and equipment and material suppliers;

•	Developing a cost competitive cost structure with disciplined capital investment and building expertise in high-volume manufacturing processes and

•
Having a diversified operational scope with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, the Philippines, Taiwan and the United States (“U.S.”).

Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of individual transistors, or multiple transistors and other electronic elements combined into an integrated circuit (generally known as a “chip” or “die”), onto semiconductor material such as a silicon wafer. Each chip on the wafer is probe tested. The good chips are identified and the wafer is then separated into individual die. Each good die is then assembled into a package that typically encapsulates the die for protection and creates the electrical connections used to connect the package to a printed circuit board, module or other part of the electronic device. In some packages, chips are attached to a substrate or leadframe carrier through wirebonding or flip chip interconnects and then encased in a protective material. Or, for a wafer-level package, the electrical interconnections are created directly on the surface of the die (while the wafer is still intact) so that the chip may be attached directly to other parts of an electronic device without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications. The test services we offer include probe testing and final testing.

Our packaging services are designed to meet application and chip specific requirements including the type of interconnect technology employed; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services.

Our customers include, among others: Altera Corporation; Analog Devices, Inc.; Broadcom Corporation; Intel Corporation; LSI Corporation; Qualcomm Incorporated; Sony Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

Amkor’s web site is http://www.amkor.com. Amkor makes available free of charge through its web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our web site, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct, our Code of Ethics for Directors and other information and materials. The information on Amkor’s web site is not incorporated by reference into this report.

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

•	Increasing mobility and connectivity capabilities and growing digital content are driving demand for new broadband wired and wireless networking equipment.

•
The proliferation of semiconductor devices into well established end products such as automotive systems due to increased use of electronics for safety, navigation, fuel efficiency, emission reduction and entertainment systems.

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

Semiconductor packaging and test technologies continue to become more sophisticated, complex and customized due to increasing demands for miniaturization, greater functionality and improved thermal and electrical performance. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies requiring sophisticated expertise and technological innovation. Many of these companies are also relying on contract service providers of packaging and test services as key sources for new package designs and advanced interconnect technologies, thereby enabling them to reduce their internal research and development costs.

Contract service providers offer a cost effective solution in a highly cyclical, capital intensive industry.

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as changes in world-wide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at consistently high levels of utilization to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for integrated semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Contract service providers of packaging and test services, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

Contract service providers can facilitate a more efficient supply chain and help shorten time-to-market for new products.

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Contract service providers of packaging and test services have the resources and expertise to timely develop their packaging and test capabilities and implement new packaging technology in volume. For this reason, semiconductor companies and OEMs are leveraging capabilities of contract service providers of packaging and test services to deliver their new products to market more quickly.

The availability of high quality packaging and test services from contract service providers allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.

As semiconductor process technology migrates to larger wafers and smaller feature sizes, the cost of building a state-of-the-art wafer fabrication factory has risen significantly and can now be several billions of dollars. The high cost of investing in next generation silicon technology and equipment is causing many semiconductor companies to adopt or maintain a “fabless” or “fab-lite” strategy to reduce or eliminate their investment in wafer fabrication and associated packaging and test operations. As a result, these companies are increasing their reliance on outsourced providers of semiconductor manufacturing services, including packaging and test. “Fabless” semiconductor companies do not have factories and focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process.

COMPETITIVE STRENGTHS AND STRATEGY

We believe we are well-positioned in the outsourced packaging and test services market. To build upon our industry position and to remain one of the preferred providers of semiconductor packaging and test services, we are pursuing the following strategies:

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and three dimensional or “3D” interconnect solutions that stack multiple chips in a single package. We have been investing in our technology leadership in electroplated wafer bumping, wafer-level processing and 3D packaging technologies. We have also been a leader in developing environmentally friendly integrated circuit packaging, which involves the elimination of lead and certain other materials.

In the area of 3D packaging, we have been a market and technology leader in both stacked die, such as stacked chip scale packages and FlipStack, and stacked package technologies such as PoP and TMV. The semiconductor industry is now in a period of 3D packaging development where Through Silicon Via (“TSV”) interconnect technology will be used to create 3D integrated circuits. We continue to invest in developing the key processes and package and test technologies required for our customers to deliver 3D solutions to market. We are a leader in wafer thinning, micro-bumping and TSV-based flip chip stacking technologies, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy new 3D packaging and test solutions with high density TSV interconnections.

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

Broad Offering of Semiconductor Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and mechanical design challenges, and we employ a large number of engineers to solve these challenges. We produce hundreds of package types which encompass more than 1,000 unique products, representing one of the broadest package offerings in the semiconductor industry. This wide variety of packaging offerings is necessary to meet the diverse needs of our customers for the optimal combination of performance, size and cost attributes. Our solutions enable our customers to focus on semiconductor design and wafer fabrication while utilizing Amkor as their turnkey design and manufacturing provider and, in many cases, their packaging technology innovator.

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

Competitive Cost Structure and Disciplined Capital Investment

There has been a continuous push throughout the entire semiconductor supply chain for lower cost solutions, and a competitive cost structure and disciplined capital investment decisions are key factors for achieving profitability and generating cash flow. Some of our cost control efforts have included: (1) increasing strip densities to drive higher throughput; (2) migrating from capillary underfill to molded underfill; (3) developing thinner and shorter gold wire solutions; (4) migrating from gold wire to copper wire for certain wirebond packages; (5) reducing test cycle times and (6) increasing labor productivity.

We operate in a cyclical industry. During an industry downturn we seek to reduce our costs and drive greater factory and administrative efficiencies. Cost control efforts can include reducing labor costs by temporarily lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies where available.

PACKAGING AND TEST SERVICES

The following table sets forth, for the periods indicated, the amount of packaging and test net sales and the percentage of such net sales:

	Year Ended December 31,
	2012		2011		2010
	(In millions, except percentage of net sales)
Packaging services	$2,439	88.4%	$2,493	89.8%	$2,650	90.2%
Test services	321	11.6%	283	10.2%	289	9.8%
Total net sales	$2,760	100.0%	$2,776	100.0%	$2,939	100.0%

Packaging Services

We offer a broad range of package formats and services to our customers. The differentiating characteristics of package formats can include: (1) size and thickness, (2) number of electrical connections, (3) thermal, mechanical and electrical characteristics, (4) number of chips incorporated, (5) types of interconnect technologies employed and (6) integration of active and passive components.

Interconnect Technologies

Wirebond and flip chip are the two interconnect technologies used to connect the die to the package carrier.

Wirebond Technology:  In packages that employ wirebond interconnect technology, the die is mounted face up on the substrate or leadframe and very fine gold or copper wires are attached from the perimeter of the die to the substrate or leadframe. Wirebonding is generally considered to be the most cost-effective and flexible interconnect technology and is used to assemble the majority of semiconductor packages.

Flip Chip Technology:  In packages that employ flip chip interconnect technology, the interconnection between the die and substrate or leadframe is made through a conductive “bump” that is placed directly on the die surface utilizing a process called wafer bumping. The bumped die is then “flipped over” and placed face down, with the bumps connecting directly to the substrate or leadframe. Flip chip packages provide a higher density interconnection capability than wirebond packages as flip chip technology uses the entire surface area of the die, and sometimes the perimeter as well, instead of just the perimeter used by wirebond packages. Flip chip technology also provides enhanced thermal and electrical performance, and enables smaller die and thinner, smaller form factors (or physical package dimensions).

Hybrid Technologies:  Certain 3D and system-in-package applications may contain both wirebond and flip chip interconnect technologies in a single package. These structures are commonly referred to as FlipStack and are supported in both chip scale and ball grid array package types.

Package Carrier

Leadframe:  Leadframe packages utilize metal (typically copper) as the package carrier and typically place the electrical interconnect leads to the system board around the perimeter of the package. Leadframe packages are used in virtually every electronic device and remain the most practical and cost-effective solution for many low to medium pin count applications. Traditional leadframe packages are typically not cost or form factor effective for pin counts above 200. To address this limitation, Amkor developed FusionQuad, a leadframe package that integrates internal leads with perimeter leads to enable pin counts of up to 376.

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

Wafer-Level:  Wafer-level packages do not use a leadframe or substrate as the package carrier. The interconnect bumping process is carried out on the entire wafer for all chips on the wafer. The bumped wafer is subsequently singulated into individual chips (“diced”), and the wafer-level package is then attached directly to the system board.

Package Families

Chip Scale Packages: Chip scale packages are substrate-based packages where the package size is not much larger than the chip itself, and which have very small form factors and fine ball or pillar pitches ("pitch" is the distance between adjacent balls or pillars). The size advantage provided by chip scale packaging technologies has made this the package of choice for a wide variety of applications that require very small form factors such as wireless handsets and mobile consumer electronic devices. For example, we have developed a fine pitch copper pillar flip chip packaging solution which creates interconnections at finer pad pitches using fine pitch copper pillar bumping and a packaging process to reduce the number of substrate layers and facilitate very thin packages.

Advances in packaging technology now allow the placement of two or more chips on top of each other within a single package. This concept, known as 3D packaging, permits a higher level of semiconductor density and greater functionality. Some of our 3D chip scale packages include:

•	Stacked chip scale packages that contain two or more chips placed on top of each other and are ideal for chipset and memory applications and

•
PoP solutions using extremely thin chip scale packages that are stacked on top of each other, enabling the integration of logic and memory in a single small footprint package, as well as multiple memory applications.

Our chip scale package family also includes system-in-package modules which integrate two or more chips and passive device elements into a single package, thus enabling space and power efficiency, high performance and lower production costs.

Ball Grid Array Packages: Ball grid array packages are large form factor substrate-based packages which are used where processing power and speed are needed, and small form factors are not required. Ball grid array packages are used for networking, storage, gaming, computing and consumer applications.

Examples of ball grid array packages include:

•
Flip chip ball grid array packages that incorporate a face down bumped die onto a substrate using a ball grid array format and are increasingly being used with advanced silicon nodes that enable our customers to implement more powerful new applications and smaller devices and

•
Plastic ball grid array packages that use wirebond technology in applications requiring higher pin count than chip scale or leadframe packages, but typically have lower interconnect density than flip chip.

Leadframe Packages: Leadframe packages place the electrical interconnects to the system board around the perimeter of the package. Wirebond or flip chip technology is used to interconnect the chip to the leadframe package carrier. Leadframe-based packages are the most widely used package family in the semiconductor industry.

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

Micro-electro-mechanical systems (MEMS) are miniaturized mechanical and electro-mechanical sensors that can sense or manipulate the physical world. Examples of MEMS devices include microphones, accelerometers and pressure sensors. MEMS are most typically created on silicon wafers but can also employ other substrate types as well. MEMS devices often require an extra fabrication process where the device wafer is bonded to a second wafer which effectively encapsulates the MEMS structure. This method leaves the device free to move within a vacuum or an inert gas atmosphere. However, applications such as microphones and pressure sensors require the MEMS structure to remain unencapsulated, requiring innovative cavity style packages. MEMS are an enabling technology rather than a semiconductor package platform, and they can be based on or use a leadframe package, a ball grid array package or a chip scale package.

Other Packaging Services

The category of "other packaging services" is primarily composed of wafer bumping services. Wafer bumping is a preliminary step in the manufacture of both flip chip and wafer-level packages. The wafer bumping process consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides, and providing a pad metallurgy that will protect the interconnections while making good mechanical and electrical connection between the bump and the substrate.

Test Services

Amkor provides a complete range of semiconductor testing services including wafer testing or probe, various types of final testing, strip testing and complete end-of-line test services up to and including final shipping. We have testing operations in our facilities in China, Japan, Korea, the Philippines and Taiwan, and this geographical diversity enables fast feedback, streamlined logistics and shorter cycle times. We also offer many specialized logistical services including security certification and anti-counterfeit measures. Substantially all of our test business is derived from testing packages that we assemble.

We test a variety of device types across all of our package families including radio frequency, analog and mixed signal, digital, power management, memory and various combinations such as application-specific integrated circuits, multi chip modules, system-in-package, and stacked chips. Testing services vary depending upon the complexity of the device. Specialized solutions are required for packages that also process non-electric stimuli, including sensors, accelerometers, gyrometers and various types of micro-electro-mechanical devices.

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
Flip Chip Chip Scale Package
Flip Chip Stacked Chip Scale Package
Test Services
Fine Pitch Copper Pillar Flip Chip Chip Scale Package
Stacked Chip Scale Package
ChipArray Ball Grid Array
MicroLeadFrame
Wafer Bumping
Wafer Level Chip Scale Package

Consumer	Gaming Television Set Top Boxes Portable Media Digital Cameras	Flip Chip Ball Grid Array Thin Quad Flat Pack ChipArray Ball Grid Array Test Services MicroLeadFrame Plastic Ball Grid Array

Computing	Desk Top Computer Laptop Computer Notebook Computer Netbook Computer Hard Disk Drive Computer Server Printers Other Peripherals	Thin Quad Flat Pack ChipArray Ball Grid Array MicroLeadFrame Plastic Ball Grid Array Test Services Flip Chip Ball Grid Array Small Outline Integrated Circuit

Networking	Servers Routers Switches	Flip Chip Ball Grid Array Plastic Ball Grid Array Wafer Bumping Thin Quad Flat Pack Test Services ChipArray Ball Grid Array

Other	Automotive Industrial	Small Outline Integrated Circuit Plastic Ball Grid Array MicroLeadFrame Thin Quad Flat Pack Test Services Quad Flat Pack

For packaging and test segment information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

RELATIONSHIP WITH J-DEVICES CORPORATION

In 2009, Amkor and Toshiba invested in J-Devices (formerly Nakaya Microdevices Corporation) and formed a joint venture to provide semiconductor packaging and test services in Japan. Our original investment in J-Devices included a 30% equity interest and options to acquire additional equity interests, and in January 2013, we exercised our option to increase our ownership interest in J-Devices to 60%. The transaction is expected to close in April 2013, subject to regulatory approval.

As part of the original transaction with Toshiba in 2009, J-Devices acquired certain assets and business, including technology development, of Toshiba's LSI semiconductor packaging business. In December 2012, J-Devices acquired certain LSI packaging and test facilities and business of Fujitsu Semiconductor Limited. J-Devices is now the largest independent semiconductor packaging and test company in Japan, with six factories located in Japan.

In January 2013, J-Devices signed a Memorandum of Understanding with Renesas Electronics Corporation for the possible acquisition of the semiconductor back-end production business of three facilities operated by Renesas and its wholly owned subsidiary, Hokkai Electronics Co., Ltd. The transaction is subject to negotiation of definitive agreements, regulatory approvals and other customary closing conditions.

J-Devices is a separate business and is not integrated with our existing Japan-based businesses. The governance provisions applicable to J-Devices restrict our ability, even after obtaining majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting and will continue to account for J-Devices under the equity method of accounting after increasing our ownership interest as discussed above.

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

Our areas for research and development include:

•	3D packaging;

•	Advanced flip chip packaging;

•	Advanced micro-electromechanical system packaging and testing;

•	Copper Pillar bumping and packaging;

•	Copper wire interconnects;

•	Engineering and characterization tools;

•	Laminate and leadframe packaging;

•	Manufacturing cost reductions;

•	Silicon Photonics;

•	Silver wirebond technology;

•	TMV technology;

•	TSV technology;

•	Wafer Level Fan Out technology and

•	Wafer level processing.
We have key development partners within our customer and supplier base. We work with our partners and allocate our resources to develop applications that have promising potential for a healthy return on investment.

As of December 31, 2012, we had approximately 400 employees engaged in research and development activities. In 2012, 2011 and 2010, we spent $54.1 million, $50.4 million and $47.5 million, respectively, on research and development.

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

Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test services and related trends;

•	Managing the start-up of specific packaging and test programs;

•	Working to improve our customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to ensure package reliability and

•	Collaborating with our customers on continuous quality improvement initiatives.
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

CUSTOMERS

As of December 31, 2012, we had approximately 200 customers, including many of the largest semiconductor companies in the world. The table below lists our top 25 customers in 2012 based on net sales:

Altera Corporation	ON Semiconductor Corporation
Analog Devices, Inc.	Panasonic Corporation
Atmel Corporation	Qualcomm Incorporated
Broadcom Corporation	Renesas Electronics Corporation
Entropic Communications, Inc.	RF Micro Devices, Inc.
Freescale Semiconductor, Ltd.	Samsung Electronics Co., Ltd.
GLOBALFOUNDRIES Inc.	Sony Corporation
Infineon Technologies AG	STMicroelectronics N.V.
Intel Corporation	Taiwan Semiconductor Manufacturing Company Limited
International Business Machines Corporation (“IBM”)	Texas Instruments Incorporated
LSI Corporation	Toshiba Corporation
Maxim Integrated Products, Inc.	Xilinx, Inc.
Micron Technology, Inc.

Our top 25 customers accounted for 83.9% of our net sales in 2012, and our ten largest customers accounted for approximately 62.2%, 61.0% and 54.2% and of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Qualcomm Incorporated accounted for more than 10% of our net sales in 2012. Qualcomm Incorporated and Texas Instruments Incorporated each accounted for more than 10% of our consolidated net sales in 2011. No customer accounted for more than 10% of our consolidated net sales in 2010.

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

We also purchase wafer bumping equipment to facilitate our flip chip and wafer level packaging services. Wafer bump equipment includes sputter and spin coaters, electroplating equipment, reflow ovens and other types of equipment. This equipment tends to have longer lead times for order and installation than other packaging equipment and is sold in relatively larger increments of capacity.

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

We are engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We do not expect that capital expenditures or other costs attributable to compliance with environmental laws and regulations will have a material adverse effect on our business, liquidity, results of operations, financial condition or cash flows.

COMPETITION

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include:

•	Advanced Semiconductor Engineering, Inc.,

•	Siliconware Precision Industries Co., Ltd. and

•	STATS ChipPAC Ltd.

Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our integrated device manufacturer customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. We also compete with companies (including semiconductor foundries) that provide wafer bumping and other advanced packaging solutions that compete with our packaging and test services. In addition, we compete with companies that offer only test services and not packaging.

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

INTELLECTUAL PROPERTY

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad, and their durations vary depending on the jurisdiction in which each patent is filed. Although our patents are an important element of our intellectual property strategy as a whole, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

We also protect certain details about our processes, products and strategies as trade secrets by maintaining the confidentiality of the information we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks and may promote our particular brands through advertising and other marketing techniques.

EMPLOYEES

As of December 31, 2012, we had approximately 18,900 full-time employees. Of the total employee population, approximately 14,000 were engaged in manufacturing services, 2,900 were engaged in manufacturing support, 400 were engaged in research and development, 300 were engaged in marketing and sales and 1,300 were engaged in administration, business management and finance. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in France, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan and Korea are members of a union, and we operate subject to collective bargaining agreements that we have entered into with the unions in Japan and Korea.

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

Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past. For example, the financial crisis and global recession in 2008 and 2009 resulted in a downturn in the semiconductor industry that adversely affected our business and results of operations during those periods. Although the world economy recovered somewhat in 2010, economic growth slowed in 2011 and 2012 in the U.S. and internationally. In view of this slow growth and the current economic uncertainty worldwide, consumer demand in the U.S. and globally may be adversely impacted which may harm the semiconductor industry and our business.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined. Although the world economy recovered somewhat in 2010, the recent slow rate of economic growth in the U.S. and elsewhere and economic uncertainty worldwide, or the negative impact on economic growth resulting from the action or inaction of the U.S. government relating to federal income tax increases, the federal debt ceiling, the federal deficit and government spending restrictions, could adversely affect consumer demand in the U.S. and globally, which may negatively impact our operating results.

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving packaging and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation, including precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	difficulties integrating acquisitions and the failure of our joint ventures to operate in accordance with business plans;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates and the cost of materials used in our packaging services such as gold and copper;

•	delay, rescheduling and cancellation of large orders;

•	fluctuations in our manufacturing yields and

•	dependence on key customers or concentration of customers in certain market segments, such as mobile communications.
It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets and consumer demand. Although the world economy recovered somewhat in 2010, the recent slow rate of economic growth in the U.S. and elsewhere and economic uncertainty worldwide could continue to cause volatility in customer forecasts and reduce our visibility regarding future demand in the semiconductor industry. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. In particular, increases or decreases in our capacity utilization can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. For example, we experienced lower than optimum utilization in late 2008 and in 2009 due to a decline in world-wide demand for our packaging and test services which impacted our gross margin. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment assets. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. Although our capacity utilization at times has been strong, we cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher margins, by negotiating lower prices with our material vendors, recovering material cost increases from our customers and by driving engineering and technological changes in our packaging and test processes, which resulted in reduced manufacturing costs. We expect downward pressure on average selling prices for our packaging and test services to continue in the future. If we are unable to offset a decline in average selling prices by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

In a downturn in the semiconductor industry, IDMs could respond by shifting some or all outsourced packaging and test services to internally serviced capacity on a short term basis. Also, the IDMs could curtail or reverse the trend of outsourcing packaging and test services. If we experience a significant loss of IDM business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows, especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of December 31, 2012, our total debt balance was $1,545.0 million and was classified as long-term. As of December 31, 2012, we had availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $80.0 million available to be drawn under revolving credit facilities and $100.0 million available to be borrowed under term loans maturing between June 2013 and December 2019, of which we borrowed an additional $23.0 million under our term loans in 2013. Despite current debt levels, the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. We may consider investments in joint ventures, acquisitions or increased capital additions, which may increase our indebtedness. For example, in light of possible investment opportunities, we are exploring additional lines of credit of approximately $300 million. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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
We May Have Difficulty Funding Liquidity Needs.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Our liquidity is affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or with the proceeds of debt or equity financings.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2012, we had capital additions of $533.2 million. In 2013, we expect to make capital additions of approximately $450 million and are also planning an additional $150 million of spending for the acquisition of land and construction related to our previously announced new factory and research and development center in Korea. In total, we expect to spend approximately $300 million over the next several years for the construction of the facility. Ultimately, the amount of our capital additions in 2013 and thereafter may vary materially and will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt, with $1,545.0 million outstanding at December 31, 2012, none of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including none due in 2013, $250.0 million due in 2014, $100.0 million due in 2015, none due in 2016, $137.0 million due in 2017 and $1,058.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2012, we paid $86.1 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2012, we had cash and cash equivalents of $413.0 million and availability of $149.7 million under our $150.0 million senior secured revolving credit facility which matures in June 2017. Additionally, our foreign subsidiaries had $80.0 million available to be drawn under revolving credit facilities and $100.0 million available to be borrowed under term loans maturing between June 2013 and December 2019, of which we borrowed an additional $23.0 million under our term loans in 2013. In light of possible investment opportunities, we are exploring additional lines of credit of approximately $300 million.

The health of the worldwide banking system and financial markets affects the liquidity in the global economic environment. Volatility in fixed income, credit and equity markets could make it difficult for us to maintain our existing credit facilities or refinance our debt. In addition, there is a risk that we could fail to generate the necessary net income or operating cash flows to meet the funding needs of our business due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this "Risk Factors" section. If we fail to generate the necessary cash flows or we are unable to access the capital markets when needed, our liquidity may be adversely impacted.

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under their credit commitments to us. For example, we have a $150.0 million senior secured revolving credit facility with three banks in the U.S. If any of these banks are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $126.5 million as of December 31, 2012. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

We receive warranty claims from our customers which occur from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs or suffer other economic losses, and our credibility and the market’s acceptance of our packages could be harmed.

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

We Face Risks in Connection with the Continuing Development and Implementation of Changes to, and Maintenance and Security of, Our Management Information Systems.

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. We have made and continue to make significant investments to implement and evolve our management information systems. In addition, we are implementing a new shop floor system in certain of our factories. We face risks in connection with current and future projects to install new management information systems or upgrade our existing systems. These risks include:

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

We Face Risks Trying to Attract and Retain Qualified Employees to Support Our Operations.

Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. We do not have employment agreements with our key employees, including senior management or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in our efforts to retain key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

Difficulties Consolidating and Integrating Our Operations — We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility consolidations, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:

•	increasing the scope, geographic diversity and complexity of our operations;

•	conforming an acquired company's standards, practices, systems and controls with our operations;

•	increasing complexity from combining recent acquisitions of an acquired business;

•	unexpected losses of key employees or customers of an acquired business; other difficulties in the assimilation of acquired operations, technologies or products and

•	diversion of management and other resources from other parts of our operations and adverse effects on existing business relationships with customers.
In connection with these activities, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which may dilute the ownership of current stockholders;

•	incur substantial debt;

•	incur or assume known or unknown contingent liabilities and

•	incur large, immediate accounting write-offs and face antitrust or other regulatory inquiries or actions.
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, we have exercised our option to increase our ownership interest in J-Devices from 30% to 60%, which is expected to close in April 2013, subject to regulatory approval, and we have additional options to increase our ownership over time to as much as 80%. As a result, we anticipate that we will need to integrate the J-Devices operations with our existing operations. In addition, J-Devices will need to integrate with its operations the acquisitions it has recently completed or has pending. Furthermore, the governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely.

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronic industry supply chain impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers' supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of 28 nanometer wafers to some of our customers in 2012 delayed or otherwise adversely impacted the demand for certain of our advanced packaging and test services.

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

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 62.2%, 61.0% and 54.2% of our net sales in the years ended December 31, 2012, 2011 and 2010, respectively. One customer accounted for more than 10% of our consolidated net sales in 2012. Two customers each accounted for more than 10% of our consolidated net sales in 2011, and no customer exceeded 10% of consolidated net sales in 2010.

The demand for our services from each customer is directly dependent upon that customer’s level of business activity, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. For example, our facility in Iwate, Japan is primarily dedicated to a single customer, Toshiba. We have also invested in an unconsolidated affiliate, J-Devices, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In 2012, one customer accounted for 21.3% of our consolidated net sales, representing approximately 20.0% of our packaging net sales and 31.9% of our test net sales. If we were to lose our largest customer, or if it significantly reduced its level of business with us, the loss could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions — We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. For example, we expect that our 2013 capital additions will be approximately $450 million, in addition to $150 million of spending for the acquisition of land and construction relating to our new factory and research and development center in Korea. Additionally, over the next several years, we expect to spend a total of approximately $300 million for the construction of the facility. The amount of our capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital additions based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital additions have increased as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

For example, the final award pending in the arbitration with Tessera could be more than the amount accrued and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award. Tessera publicly announced its intention to seek an amount in excess of $150 million. In addition, Tessera recently filed a complaint against Amkor in the U.S. District Court for the District of Delaware. There can be no assurance that the termination of the Tessera license agreement will not have a material impact on our ongoing business and customer relationships, including any supply arrangements with customers formerly benefiting from our rights under the terminated license agreement; that the U.S. District Court complaint filed by Tessera will not result in an unfavorable outcome for our company, including an injunction and significant damage award or that there will not be any further disputes with Tessera or others involving our company's technology or business.

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

The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain will eventually expire, may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceeding filed by and against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, which are described in more detail in Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

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

Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities and May Face Competition from New Competitors.

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, we compete with companies (including semiconductor foundries) that provide wafer bumping and other advanced packaging solutions that compete with our packaging and test services. For example, one of the major semiconductor foundries, which is substantially larger and has greater financial resources than we do, has expanded, and may continue to expand, its operations to include packaging and test services.

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

As of December 31, 2012, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 87.9 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 1.0 million shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49.6 million shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138.5 million shares, or approximately 68%, of our outstanding common stock.

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

Location	Approximate Factory Size (Square Feet)	Services
Korea
Gwangju, Korea (1)	1,218,000	Packaging and test services; wafer bump services
Seoul, Korea (1)	698,000	Packaging services; package and process development
Pupyong, Korea (1)	404,000	Packaging and test services
Philippines
Muntinlupa, Philippines (2)	749,000	Packaging and test services; package and process development
Province of Laguna, Philippines (2)	625,000	Packaging and test services
China
Shanghai, China (3)	993,000	Packaging and test services; wafer bump services
Taiwan
Hsinchu, Taiwan (1)	496,000	Packaging and test services; wafer bump services
Lung Tan, Taiwan (1)	353,000	Packaging and test services; wafer bump services
Japan
Kitakami, Japan (4)	211,000	Packaging and test services
United States
Chandler, AZ (4)	6,000	Package and process development

(1)	Owned facility and land.

(2)
As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. We own buildings comprising 1,223,000 square feet and lease the remaining 151,000 square feet from one of the aforementioned realty companies.

(3)	We own buildings comprising 993,000 square feet, of which approximately 738,000 square feet were facilitized as of December 31, 2012. All land is leased.

(4)	Leased facility.
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

Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. Our marketing and sales office locations include sites in China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. (Chandler, Arizona; Irvine, San Diego and Santa Clara, California; Boston, Massachusetts and Dallas, Texas).

New Factory and Research and Development Center In Korea

We plan to build a new factory and research and development center in Korea. This new factory and research and development center will focus on the design, development and full scale production of advanced and innovative semiconductor packaging and test services for the world's leading semiconductor and electronic manufacturing companies. We have entered into an agreement to acquire the site for the new facility consisting of approximately 46 acres. We expect to complete construction of the facility over the next several years. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. There can be no assurance that the new facility will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

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

	High	Low
2012
First Quarter	$6.78	$4.46
Second Quarter	6.25	4.29
Third Quarter	5.58	4.36
Fourth Quarter	4.60	3.65
2011
First Quarter	$8.49	$6.30
Second Quarter	7.00	5.64
Third Quarter	6.59	3.81
Fourth Quarter	5.17	4.06

There were approximately 154 holders of record of our common stock as of January 25, 2013.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders and we do not have any present plans for doing so. In addition, our secured bank debt agreements and the indentures governing our senior and senior subordinated notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources Section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2012. See Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	2,362	$4.44	—	$91,586,032
November 1-November 30	11,167	4.03	—	91,586,032
December 1-December 31	1,716	4.32	—	91,586,032
Total	15,245	$4.13	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2012, we purchased 16.5 million shares of common stock for an aggregate purchase price of $79.5 million, net of $0.3 million of commissions, for an average price of $4.83. At December 31, 2012, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program.

PERFORMANCE GRAPH(1)

(1)
The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, have been derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following selected consolidated financial data as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009 and 2008, have been derived from audited financial statements not included herein and, where applicable, such data was recast for the retrospective application of accounting guidance for noncontrolling interests in a consolidated subsidiary, which we became subject to beginning January 1, 2009. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements, both of which are included in this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,759,546	$2,776,359	$2,939,483	$2,179,109	$2,658,602
Cost of sales (a)	2,335,736	2,285,790	2,275,727	1,698,713	2,096,864
Gross profit	423,810	490,569	663,756	480,396	561,738
Operating expenses:
Selling, general and administrative	217,000	246,555	242,424	210,907	251,756
Research and development	54,118	50,386	47,534	44,453	56,227
Goodwill impairment (b)	—	—	—	—	671,117
Gain on sale of real estate and specialty test operations (c)	—	(42)	—	(281)	(9,856)
Total operating expenses	271,118	296,899	289,958	255,079	969,244
Operating income (loss)	152,692	193,670	373,798	225,317	(407,506)
Other expense (income):
Interest expense (a)	83,974	74,212	85,595	102,396	118,729
Interest expense, related party	13,969	12,394	15,250	13,000	6,250
Interest income	(3,160)	(2,749)	(2,950)	(2,367)	(8,749)
Foreign currency loss (gain) (d)	4,185	2,178	13,756	3,339	(61,057)
Loss (gain) on debt retirement, net (e)	1,199	15,531	18,042	(15,088)	(35,987)
Equity in earnings of unconsolidated affiliates (f)	(5,592)	(7,085)	(6,435)	(2,373)	—
Other income, net	(1,586)	(1,030)	(619)	(113)	(1,004)
Total other expense, net	92,989	93,451	122,639	98,794	18,182
Income (loss) before income taxes	59,703	100,219	251,159	126,523	(425,688)
Income tax expense (benefit) (g)	17,001	7,124	19,012	(29,760)	31,788
Net income (loss)	42,702	93,095	232,147	156,283	(457,476)
Net (income) loss attributable to noncontrolling interests	(884)	(1,287)	(176)	(303)	781
Net income (loss) attributable to Amkor	$41,818	$91,808	$231,971	$155,980	$(456,695)
Net income (loss) attributable to Amkor per common share:
Basic	$0.26	0.48	1.26	0.85	(2.50)
Diluted	$0.24	0.39	0.91	0.67	(2.50)
Shares used in computing per common share amounts:
Basic (h)	160,105	190,829	183,312	183,067	182,734
Diluted	243,004	273,686	282,602	263,379	182,734
Other Financial Data:
Depreciation and amortization	$370,479	$335,644	$323,608	$305,510	$309,920
Purchases of property, plant and equipment	533,512	466,694	445,669	173,496	386,239

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$413,048	$434,631	$404,998	$395,406	$424,316
Working capital	438,781	354,644	289,859	327,088	306,174
Total assets	3,025,215	2,773,047	2,736,822	2,432,909	2,383,993
Total long-term debt	1,545,000	1,287,256	1,214,219	1,345,241	1,438,751
Total debt, including short-term borrowings and current portion of long-term debt	1,545,000	1,346,651	1,364,300	1,434,185	1,493,360
Additional paid-in capital	1,614,143	1,611,242	1,504,927	1,500,246	1,496,976
Accumulated deficit	(756,644)	(798,462)	(890,270)	(1,122,241)	(1,278,221)
Total Amkor stockholders’ equity	657,955	693,266	630,013	383,209	237,139
_______________________________________

(a)
During 2012, we recorded a charge of $50.0 million to cost of sales and $6.0 million to interest expense relating to our pending patent license arbitration. During 2008, we recorded a charge of $61.4 million to cost of sales and $3.3 million to interest expense related to a prior patent license dispute, of which $49.0 million related to royalties for periods prior to 2008.

(b)	At December 31, 2008, we recorded a non-cash charge of $671.1 million to write off our remaining goodwill.

(c)
During 2011, we sold real property in Singapore used for operations that were exited as of December 31, 2010. The gain on the sale of the real property was less than $0.1 million. During 2009, we sold land and dormitory buildings in Korea and recorded a gain of $0.3 million. During 2008, we sold land and a warehouse in Korea and recorded a gain of $9.9 million.

(d)
We recognize foreign currency losses (gains) due to the remeasurement of certain of our foreign currency denominated monetary assets and liabilities. During 2008, the net foreign currency gain of $61.1 million is primarily attributable to the significant depreciation of the Korean won and the impact on the remeasurement of our Korean severance obligation.

(e)
During 2012, we recorded a net loss of $1.2 million related to the repayment of subsidiary debt with the proceeds from the issuance of $300.0 million of our 6.375% Senior Notes due 2022. During 2011, we recorded a net loss of $15.5 million related to the tender and call of our 9.25% Senior Notes due 2016 and the write-off of the associated unamortized deferred debt issuance costs. During 2010, we recorded a net loss of $18.0 million related to several debt transactions. These transactions included recording a net loss of $17.7 million related to the tender offer to purchase $125.7 million principal amount of our 9.25% Senior Notes due 2016 and the repurchase of an aggregate $411.8 million principal amount of our 7.125% Senior Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2009, we recorded a net gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes and 2.5% Convertible Senior Subordinated Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2008, we recorded a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011.

(f)	During 2009, we made a 30% equity investment in J-Devices, which was accounted for using the equity method.

(g)
Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. In 2009, a $25.6 million benefit for the release of a valuation allowance in Korea was included in the income tax benefit. In 2008, the $671.1 million goodwill impairment charge did not have a significant income tax benefit. Also, the 2008 income tax provision included a charge of $8.3 million for the establishment of a valuation allowance in Japan.

(h)
In 2012, we repurchased 16.5 million shares under the Stock Repurchase Program. In 2011, we repurchased 28.6 million shares under the Stock Repurchase Program. In addition, the entire $100.0 million aggregate principal amount of the December 2013 Notes was converted into 13.4 million shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments, including expenditures in 2013 and beyond for a new facility in Korea (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and for other corporate purposes, (7) funding for any payments due in conjunction with our litigation with Tessera, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to implementation of our enterprise resource planning (“ERP”) system and other systems and (16) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part I, Item 1A of this Annual Report on Form 10-K. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2012 and our liquidity and capital resources. You should read the following discussion in conjunction with Part II, Item 8 in this Annual Report on Form 10-K as well as other reports we file with the Securities and Exchange Commission (“SEC”).

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The semiconductor manufacturing process begins with the fabrication of individual transistors, or multiple transistors and other electronic elements combined into an integrated circuit (generally known as a “chip” or “die”), onto semiconductor material such as a silicon wafer. Each chip on the wafer is probe tested. The good chips are identified and the wafer is then separated into individual die. Each good die is then assembled into a package that typically encapsulates the die for protection and creates the electrical connections used to connect the package to a printed circuit board, module or other part of the electronic device. In some packages, chips are attached to a substrate or leadframe carrier through wirebonding or flip chip interconnects and then encased in a protective material. Or, for a wafer-level package, the electrical interconnections are created directly on the surface of the die (while the wafer is still intact) so that the chip may be attached directly to other parts of an electronic device without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications. The test services we offer include probe testing and final testing.

Our packaging services are designed to meet application and chip specific requirements including the type of interconnect technology employed; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services.

Our customers include, among others: Altera Corporation; Analog Devices, Inc.; Broadcom Corporation; Intel Corporation; LSI Corporation; Qualcomm Incorporated; Sony Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part 1, Item 1A of this Annual Report on Form 10-K.

Our net sales decreased $16.8 million or 0.6% to $2,759.5 million in 2012 from $2,776.4 million in 2011. The decrease was driven by a decline of $54.7 million or 2.2% in packaging net sales partially offset by an increase in test net sales of $38.0 million or 13.4%. The decrease in packaging net sales was primarily the result of weakness in the consumer, networking and auto and industrial end markets, partially offset by strength in the communications end market for smartphones and tablets. The increase in test net sales was primarily driven by strength in the communications end market for smartphones and tablets.

Gross margin for 2012 decreased to 15.4% from 17.7% in 2011. The decrease in gross margin was primarily due to weakness in demand for some of our wirebond packaging services and the corresponding lower level of utilization of these manufacturing assets, the estimated $50.0 million loss contingency charge resulting from our pending patent license arbitration with Tessera and lower net sales due to insourcing by some of our integrated device manufacturer ("IDM") customers. The loss contingency charge reduced our gross margin by two percentage points. The decreases were partially offset by increased net sales of flip chip and wafer level packages, as well as increased test net sales supporting mobile communications.

We operate in a capital intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, borrowings under available credit facilities, and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings.

In 2012, our capital additions totaled $533.2 million or 19.3% of net sales compared to $453.0 million or 16.3% of net sales in 2011. Our 2012 capital additions were driven by investments in advanced test platforms and packaging equipment supporting the communications end market, as well as research and development projects. In 2012, 42.2% of our capital additions were made in packaging, 39.9% for test and 17.9% for research and development and infrastructure projects. In 2011, 60.9% of our capital additions were made in packaging, 22.5% for test and 16.6% for research and development and infrastructure projects.

Net cash provided by operating activities was $389.1 million for the year ended December 31, 2012, compared to $516.8 million for the year ended December 31, 2011. We experienced negative free cash flow of $144.4 million for the year ended December 31, 2012, compared to free cash flow of $50.1 million in the prior year. Our negative free cash flow was primarily driven by capital purchases to support customer demand for packaging and test services related to mobile communications and an increase in accounts receivable. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross margin	15.4%	17.7%	22.6%
Depreciation and amortization	13.4%	12.1%	11.0%
Operating income	5.5%	7.0%	12.7%
Income before income taxes	2.2%	3.6%	8.5%
Net income attributable to Amkor	1.5%	3.3%	7.9%

Net Sales

				Change
	2012	2011	2010	2012 over 2011		2011 over 2010
	(In thousands, except percentages)
Net sales	$2,759,546	$2,776,359	$2,939,483	$(16,813)	(0.6)%	$(163,124)	(5.5)%
Packaging net sales	2,438,572	2,493,283	2,650,257	(54,711)	(2.2)%	(156,974)	(5.9)%
Test net sales	320,974	282,942	288,871	38,032	13.4%	(5,929)	(2.1)%

Net Sales.  Net sales in 2012 decreased compared to 2011 due to lower net sales of our packaging services. The decrease in packaging net sales was partially offset by an increase in test net sales.

Net sales in 2011 decreased compared to 2010 primarily as a result of lower net sales of our packaging and test services. Net sales for the year ended December 31, 2011, were also negatively impacted by the supply chain disruptions in Japan caused by the March 2011 earthquake and tsunami.

Packaging Net Sales. Packaging net sales in 2012 decreased compared to 2011. The decrease in packaging net sales was the result of weakness in the consumer, networking and auto and industrial end markets. In particular, packaging net sales related to home electronics and gaming were lower than historical levels due to insourcing by some of our IDM customers and lower demand for our wirebond packaging services. These decreases were partially offset by strength in the communications end market for smartphones and tablets. Packaging unit volume increased 0.4 billion units in 2012 to 8.5 billion units, compared to 8.1 billion units in 2011, primarily due to increases in wafer level and flip chip chip scale packaging services, partially offset by decreases in wirebond array and leadframe packaging services.

Packaging net sales in 2011 decreased compared to 2010. The decrease in packaging net sales was primarily driven by weakness in sales of our ball grid array and leadframe packaging solutions partially offset by strong sales of our chip scale packaging solutions supporting mobile communications products. Packaging unit volume decreased 1.7 billion units in 2011 to 8.1 billion units, compared to 9.8 billion units in 2010, primarily attributable to decreased demand for our leadframe packaging solutions.

Test Net Sales.  Test net sales in 2012 increased compared to 2011 due to strong demand for mobile communications products, such as smartphones and tablets. Test net sales in 2011 decreased compared to 2010 primarily as a result of decreased demand from the computing and consumer end markets partially offset by increased test services for mobile communications products.

Cost of Sales

				Change
	2012	2011	2010	2012 over 2011		2011 over 2010
	(In thousands, except percentages)
Cost of sales	$2,335,736	$2,285,790	$2,275,727	$49,946	2.2%	$10,063	0.4%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales decreased to 43.2% in 2012 from 44.1% in 2011 as a result of higher test net sales, which consume few materials, and a shift to a mix of packaging services with a lower material content as a percentage of net sales. Material costs in absolute dollars primarily decreased in 2012 due to the net sales mix described above and lower net sales. Material costs as a percentage of net sales increased to 44.1% in 2011 from 42.6% in 2010 primarily due to the increased cost of gold that is used in most of our wirebond packaging solutions. Material costs in absolute dollars decreased in 2011 as a result of the decline in net sales.

As a percentage of net sales, labor costs decreased to 14.3% in 2012 from 14.6% in 2011. The decrease in labor costs as a percentage of net sales and in absolute dollars was primarily driven by labor cost savings from restructuring activities at our manufacturing operations in Japan in early 2012 and the Philippines in 2011. As a percentage of net sales, labor costs increased to 14.6% in 2011 from 12.7% in 2010. The increase in labor costs as a percentage of net sales was primarily the result of lower levels of utilization driven by decreased customer demand and the corresponding decrease in net sales. As substantially all of our manufacturing workforce is paid in Asian currencies, labor costs were also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar in 2011 compared to 2010. In addition, labor wage rates increased in 2011 and the year also includes a $7.7 million charge for workforce reduction programs at our Philippine manufacturing operations compared to a $3.7 million workforce reduction charge in 2010.

Other manufacturing costs as a percentage of net sales increased to 27.1% in 2012 from 23.6% in 2011. The increase as a percentage of sales and in absolute dollars was primarily attributable to the estimated $50.0 million loss contingency charge resulting from our pending patent license arbitration with Tessera and increased depreciation expense from our continued investment in property, plant and equipment. Other manufacturing costs as a percentage of net sales increased to 23.6% in 2011 from 22.1% in 2010. Other manufacturing costs in 2011 increased as a percentage of net sales primarily as a result of lower levels of utilization driven by decreased customer demand and the corresponding decrease in net sales. The increase in other manufacturing costs in absolute dollars in 2011 was primarily attributable to the appreciation of certain Asian based currencies against the U.S. dollar and increased depreciation from our continued investments in property, plant and equipment. These costs were partially offset by overhead cost savings from the closure of our Singapore manufacturing operations.

Gross Profit

				Change
	2012	2011	2010	2012 over 2011	2011 over 2010
	(In thousands, except percentages)
Gross profit	$423,810	$490,569	$663,756	$(66,759)	$(173,187)
Gross margin	15.4%	17.7%	22.6%	(2.3)%	(4.9)%

Gross profit and gross margin in 2012 decreased compared to 2011. The decrease in gross profit and gross margin was primarily due to weakness in demand for some of our wirebond packaging services and the corresponding lower level of utilization of these manufacturing assets, the estimated $50.0 million loss contingency charge resulting from our pending patent license arbitration with Tessera and lower net sales due to insourcing by some of our IDM customers. These decreases were partially offset by increased net sales of flip chip and wafer level packages as well as increased test net sales supporting mobile communications.

Gross profit and gross margin in 2011 decreased compared to 2010. The decrease was primarily due to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets. The market migration from wirebond to flip chip products created underutilized wirebond capacity faster than we were able to redeploy these assets, which was one of the primary contributors to our 2011 decrease in utilization. Gross margin was also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar, the increased cost of gold that is used in most of our wirebond packages, increased depreciation expense as a result of our continued investment in property, plant and equipment and charges for workforce reduction programs at our Philippine manufacturing operations.

				Change
	2012	2011	2010	2012 over 2011	2011 over 2010
	(In thousands, except percentages)
Packaging gross profit	$334,968	$425,878	$584,190	$(90,910)	$(158,312)
Packaging gross margin	13.7%	17.1%	22.0%	(3.4)%	(4.9)%

Packaging Gross Profit.  Gross profit and gross margin for packaging net sales in 2012 decreased compared to 2011. The decreases in gross profit and gross margin were primarily due to weakness in demand for some of our wirebond packaging services and the corresponding lower level of utilization of these manufacturing assets, the Tessera loss contingency charge discussed above, which relates entirely to the packaging segment, and lower net sales due to insourcing by some of our IDM customers. These decreases were partially offset by increased net sales of flip chip and wafer level packages supporting mobile communications.

Gross profit and gross margin for packaging sales in 2011 decreased compared to 2010. The decrease in gross profit and gross margin was attributable to weakness in demand for some of our packaging solutions and the corresponding lower level of utilization of our manufacturing assets. The market migration of wirebond to flip chip products created underutilized wirebond capacity faster than we were able to redeploy these assets, which was one of the primary contributors to our 2011 decrease in utilization. Gross margin was also negatively impacted by the appreciation of certain Asian based currencies against the U.S. dollar, the increased cost of gold that is used in most of our wirebond packages, increased depreciation expense as a result of our continued investment in property, plant and equipment and charges for workforce reduction programs at our Philippine manufacturing operations.

				Change
	2012	2011	2010	2012 over 2011	2011 over 2010
	(In thousands, except percentages)
Test gross profit	$88,842	$65,719	$79,621	$23,123	$(13,902)
Test gross margin	27.7%	23.2%	27.6%	4.5%	(4.4)%

Test Gross Profit.  Gross profit and gross margin for test sales in 2012 increased compared to 2011. The increases in gross profit and gross margin were mainly attributable to higher utilization of our test assets and higher test net sales. Costs of sales for test services are primarily fixed in nature and have relatively low material content. Accordingly, increases in net sales or utilization generally result in increased gross profit and gross margin due to the high degree of operating leverage for these services. Gross profit and gross margin for test sales in 2011 decreased compared to 2010. The decrease in gross profit and gross margin was primarily driven by lower utilization of our test assets as well as higher labor costs and increased depreciation expense as a result of our continued investment in property, plant and equipment.

Selling, General and Administrative Expenses

				Change
	2012	2011	2010	2012 over 2011		2011 over 2010
	(In thousands, except percentages)
Selling, general and administrative	$217,000	$246,513	$242,424	$(29,513)	(12.0)%	$4,089	1.7%

Selling, general and administrative expenses decreased in 2012 compared to 2011. The decrease was primarily the result of reduced employee compensation expense and lower professional fees, partially offset by charges from our restructuring activities in 2012. Selling, general and administrative expenses in 2011 increased compared to 2010. The increase was mainly attributable to increased professional fees and, to a lesser extent, higher employee compensation and benefits primarily due to merit increases and share-based compensation. These increases were offset by lower contracted services in 2011 for the continued implementation of our global enterprise resource planning information system.

Research and Development

				Change
	2012	2011	2010	2012 over 2011		2011 over 2010
	(In thousands, except percentages)
Research and development	$54,118	$50,386	$47,534	$3,732	7.4%	$2,852	6.0%

Research and development activities are focused on developing new packaging interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer level processing.

Research and development expenses in 2012 increased compared to 2011 in both absolute dollars and as a percentage of net sales. Research and development expenses represented 2.0% of net sales in 2012 compared to 1.8% of net sales in 2011. The increase in research and development expenses was driven by increased depreciation from capital additions as a result of our continued investment in research and development initiatives. Research and development expenses in 2011 increased compared to 2010. The increase in research and development expenses was primarily attributable to increased employee salary expenses. As a percentage of net sales, research and development expenses increased to 1.8% in 2011 compared to 1.6% in 2010 due to lower net sales and the increased research and development expenses.

Other Expense, Net

				Change
	2012	2011	2010	2012 over 2011		2011 over 2010
	(In thousands, except percentages)
Interest expense, net	$94,783	$83,857	$97,895	$10,926	13.0%	$(14,038)	(14.3)%
Foreign currency loss	4,185	2,178	13,756	2,007	92.1%	(11,578)	(84.2)%
Loss on debt retirement, net	1,199	15,531	18,042	(14,332)	(92.3)%	(2,511)	(13.9)%
Equity in earnings of unconsolidated affiliate	(5,592)	(7,085)	(6,435)	1,493	(21.1)%	(650)	10.1%
Other income, net	(1,586)	(1,030)	(619)	(556)	54.0%	(411)	66.4%
Total other expense, net	$92,989	$93,451	$122,639	$(462)	(0.5)%	$(29,188)	(23.8)%

Interest expense in 2012 increased compared to 2011 due to $6.0 million of estimated interest related to our pending patent license arbitration with Tessera and higher levels of debt. Interest expense in 2011 decreased compared to 2010 primarily due to debt refinanced at lower interest rates and the conversion of our 6.25% Convertible Notes due 2013 into common stock. In 2012, we incurred a $1.2 million loss on debt retirement associated with the prepayment of certain subsidiary term loans due in 2014 and 2016. In 2011, we recorded a $15.5 million loss on debt retirement due to the refinancing of our 2.5% Convertible Senior Subordinated Notes due May 2011 and the full redemption of our 9.25% Senior Notes due 2016. In 2010, we recorded $18.0 million of debt retirement costs as a result of the redemption of the 7.125% Senior Notes due 2011 and the 7.75% Senior Notes due 2013.

Income Tax Expense

				Change
	2012	2011	2010	2012 over 2011		2011 over 2010
	(In thousands, except percentages)
Income tax expense	$17,001	$7,124	$19,012	$9,877	138.6%	$(11,888)	(62.5)%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced tax losses in the U.S. and much of our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense in 2012 and 2011 is attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes, minimum taxes, and deferred taxes on undistributed earnings from our investment in J-Devices. The increase in income tax expense in 2012 compared to 2011 is attributable to the increase in income tax rates in jurisdictions where tax holidays have partially expired, taxation in a jurisdiction that previously benefited from a net operating loss carryforward and taxation of foreign currency gains in connection with debt denominated in US dollars in a foreign jurisdiction. Income tax expense in 2010 is attributable to income tax on profits earned in certain of our taxable foreign jurisdictions, $5.4 million of net additions to estimates of our uncertain tax positions, foreign withholding taxes and minimum taxes partially offset by a $3.0 million income tax benefit from the release of a valuation allowance related to certain deferred tax assets in Taiwan.

During 2012, our subsidiaries in China, Korea, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire, as income earned in these jurisdictions will be subject to higher statutory income tax rates. In connection with our land purchase in Korea in February 2013, we intend to increase our capital in Korea within three years by at least $100 million through foreign investment pursuant to the Foreign Investment Promotion Act, thereby, availing ourselves of certain additional tax incentives. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of income tax holidays.

At December 31, 2012, we had U.S. net operating loss carryforwards totaling $363.9 million which expire at various times through 2031. Additionally, at December 31, 2012, we had $56.4 million of non-U.S. net operating loss carryforwards, which will expire at various times through 2022. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized. As the trend of taxable operating results in one of our foreign jurisdictions has been improving over the past year, we believe a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion to release up to $12.1 million of the valuation allowance maintained in this jurisdiction as of December 31, 2012.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2012. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We recorded a charge of $30.0 million to cost of sales and $4.0 million to interest expense during the three months ended June 30, 2012, and an additional charge of $20.0 million to cost of sales and $2.0 million to interest expense during the three months ended December 31, 2012, related to our pending patent license arbitration.

The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
			(In thousands, except per share data)
Net sales	$722,656	$695,353	$686,527	$655,010	$683,769	$740,007	$687,633	$664,950
Cost of sales	609,934	578,566	597,207	550,029	571,942	617,768	557,816	538,264
Gross profit	112,722	116,787	89,320	104,981	111,827	122,239	129,817	126,686
Operating expenses:
Selling, general and administrative	56,959	49,297	53,489	57,255	55,660	65,011	61,284	64,558
Research and development	13,354	13,472	13,867	13,425	12,465	13,233	12,559	12,129
Total operating expenses	70,313	62,769	67,356	70,680	68,125	78,244	73,843	76,687
Operating income	42,409	54,018	21,964	34,301	43,702	43,995	55,974	49,999
Other expense, net	26,745	21,904	24,983	19,357	20,492	14,173	37,935	20,851
Income before income taxes	15,664	32,114	(3,019)	14,944	23,210	29,822	18,039	29,148
Income tax expense (benefit)	7,992	9,538	(3,891)	3,362	(2,351)	2,499	3,594	3,382
Net income	7,672	22,576	872	11,582	25,561	27,323	14,445	25,766
Net (income) loss attributable to noncontrolling interests	(526)	(259)	(291)	192	(711)	44	43	(663)
Net income attributable to Amkor	$7,146	$22,317	$581	$11,774	$24,850	$27,367	$14,488	$25,103
Net income attributable to Amkor per common share:
Basic	$0.05	$0.14	$—	$0.07	$0.14	$0.14	$0.07	$0.13
Diluted	0.05	0.11	—	0.06	0.11	0.11	0.07	0.10

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our debt facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the final amount of payments due in our disputes with Tessera, any purchases of stock under our stock repurchase program, any investments in joint ventures or acquisitions and our ability to either repay debt out of operating cash flows or proceeds from debt or equity financings. In light of possible investment opportunities, we are exploring additional lines of credit of approximately $300 million. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Our primary source of cash and the source of funds for our operations are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of December 31, 2012, we had cash and cash equivalents of $413.0 million and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $80.0 million available to be drawn under revolving credit facilities and $100.0 million available to be borrowed under term loans. In 2013, we borrowed an additional $23.0 million under our term loans. Net cash provided by operating activities was $389.1 million for the year ended December 31, 2012 compared to $516.8 million for the year ended December 31, 2011. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

We have a significant amount of indebtedness. Total debt at December 31, 2012 was $1,545.0 million. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to pay our debt and interest. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We sponsor an accrued severance plan for our Korean subsidiary which, under existing tax laws in Korea, limits our ability to deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be primarily limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we may fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $126.5 million as of December 31, 2012.

Included in our cash balance as of December 31, 2012, is $224.1 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur up to $6.0 million of foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

Our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. We did not purchase any stock under the plan for the three months ended December 31, 2012. Through December 31, 2012, we had repurchased 45.0 million shares for $208.4 million, net of $0.9 million of commissions, leaving a balance of $91.6 million available at December 31, 2012 for stock repurchases under this program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

We have a 30% equity interest and options to acquire additional equity interests in J-Devices, a joint venture among Amkor, Toshiba and the original shareholders of J-Devices, which provides semiconductor packaging and test services in Japan. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices. In January 2013, we exercised our option to increase our ownership interest in J-Devices from 30% to 60% for an aggregate purchase price of ¥6.7 billion (approximately $75 million). The transaction is expected to close in April 2013, subject to regulatory approval. Future options permit us to increase our ownership up to 66% in 2014 by purchasing shares owned by one of the other shareholders and up to 80% in 2015 by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us if we have exercised any of our options. After we own 80% or more shares, the original shareholders of J-Devices have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices. The governance provisions applicable to J-Devices restrict our ability, even after obtaining majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. See Note 10 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Increasing our investment in J-Devices has risks, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the caption "Difficulties Consolidating and Integrating Our Operations — We Face Challenges as We Integrate Diverse Operations."

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Annual Report for a discussion of the pending arbitration relating to Amkor's license agreement with Tessera. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments due in connection with our litigation with Tessera.

In January 2013, we sold office space and land located in Chandler, Arizona for $24.0 million.

In February 2013, we entered into an agreement for the purchase of land for a new factory and research and development center in Korea. We paid ₩10.9 billion (approximately $10 million) at signing, with two remaining payments of ₩43.4 billion (approximately $40 million) and ₩54.2 billion (approximately $50 million) due in August 2013 and November 2013, respectively. We expect to spend approximately $300 million over the next several years for the construction of the facility.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transactions may be made in the open market, through privately negotiated transactions, pursuant to the terms of the notes or otherwise and would be subject to the terms of the indentures and other debt agreements, market conditions, and other factors.

In September 2012, we issued $300.0 million of 6.375% Senior Notes due October 2022 (the “2022 Notes”) and used the net proceeds to repay $224.9 million of subsidiary debt.

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

We were in compliance with all debt covenants at December 31, 2012 and expect to remain in compliance with these covenants for at least the next twelve months. Additional information about our debt is available in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Additions

We make significant capital additions in order to service the demand of our customers. Our capital additions increased as we transitioned to new packaging and test technologies. In 2012, our capital additions totaled $533.2 million or approximately 19.3% of net sales. Of this total, approximately 42.2% of our capital additions were made in packaging, 39.9% in test and 17.9% for research and development and infrastructure projects. Our spending was focused primarily on investments in advanced test platforms and packaging equipment supporting the communications end market, as well as research and development projects.

We expect that our 2013 capital additions will be approximately $450 million, in addition to $150 million of spending for the acquisition of land and construction relating to our new factory and research and development center in Korea. Our expected capital additions for 2013 primarily support customer demand for packaging and test services related to mobile communications. Ultimately, the amount of our 2013 capital additions will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The land purchase price is ₩108.5 billion (approximately $100 million), payable in installments over the next ten months. We expect to spend $150 million in 2013 for the acquisition of the land and construction relating to the Korean facility using cash on hand or borrowings. Over the next several years, we expect to spend a total of approximately $300 million for the construction of the facility. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. There can be no assurance that the new facility project will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

In addition, we are subject to risks associated with our capital additions, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the caption "Capital Additions — We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected." The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Property, plant and equipment additions	$533,177	$452,989	$504,463
Net change in related accounts payable and deposits	335	13,705	(58,794)
Purchases of property, plant and equipment	$533,512	$466,694	$445,669

Cash Flows

Net cash provided by operating activities was $389.1 million for the year ended December 31, 2012 compared to $516.8 million for the year ended December 31, 2011. We experienced negative free cash flow of $144.4 million for the year ended December 31, 2012, which was primarily driven by capital purchases to support customer demand for packaging and test services related to mobile communications and an increase in accounts receivable. Our free cash flow for the year ended December 31, 2011, was primarily driven by a decrease in accounts receivable, partially offset by a decrease in gross profit. Free cash flow is not a U.S. GAAP measure. See below for a further discussion of free cash flow and a reconciliation to U.S. GAAP.

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2012 was as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities	$389,063	$516,832	$542,595
Investing activities	(520,121)	(430,534)	(444,921)
Financing activities	110,032	(58,877)	(89,857)

Operating activities:  Our net cash provided by operating activities in 2012 decreased by $127.8 million compared to 2011. Operating income for the year ended December 31, 2012 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $3.4 million from 2011. The decrease was primarily driven by the 2012 estimated $50.0 million loss contingency charge resulting from our pending patent license arbitration with Tessera, partially offset by lower selling, general and administrative expenses recognized in 2012. Interest expense, net, for the year ended December 31, 2012, increased by $10.9 million as compared with the year ended December 31, 2011, as a result of the interest related to our arbitration with Tessera and higher levels of long-term debt. Operating cash flows in 2012 and 2011 were reduced by $0.5 million and $5.0 million, respectively, for fees in connection with debt repurchases.

Changes in assets and liabilities decreased operating cash flows during 2012 by $28.8 million principally due to an increase in accounts receivable and inventories, offset by increases in accrued expenses. Accrued expenses increased primarily due to the accrual for estimated royalties and interest relating to our arbitration with Tessera. During 2011, changes in assets and liabilities increased operating cash flows by $76.4 million, principally due to a decrease in accounts receivable.

Investing activities:  Our net cash used in investing activities in 2012 increased by $89.6 million. This increase was primarily due to a $66.8 million increase in purchases of property, plant and equipment from $466.7 million in 2011 to $533.5 million in 2012, partially offset by a decrease in proceeds from property, plant and equipment from the 2011 sale of our Singapore facility for $13.3 million.

Financing activities:  Our net cash provided by financing activities in 2012 was $110.0 million. The net cash provided by financing activities during 2012 included borrowings of $667.5 million offset by $470.1 million of foreign debt repayments, the repurchase of $80.9 million of common stock under our authorized stock repurchase program and payment of $6.0 million in debt issuance costs associated with the the issuance of our 6.375% Senior Notes due in 2022 and the amendment and restatement of our first lien senior secured revolving credit facility. Cash used in financing activities during 2011 consisted principally of borrowings of $489.1 million offset by $413.8 million of debt repayments, the repurchase of $128.4 million of common stock under our stock repurchase program and payment of $5.9 million in debt issuance costs associated with the issuance of our 6.625% Senior Notes due in 2021.

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

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$389,063	$516,832	$542,595
Less purchases of property, plant and equipment	533,512	466,694	445,669
Free cash flow	$(144,449)	$50,138	$96,926

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Total debt	$1,545,000	$—	$250,000	$100,000	$—	$137,000	$1,058,000
Scheduled interest payment obligations (1)	618,182	96,638	89,138	78,350	77,428	74,509	202,119
Purchase obligations (2)	118,341	118,341	—	—	—	—	—
Operating lease obligations	29,036	11,671	7,926	5,517	953	860	2,109
Severance obligations (3)	126,513	9,516	8,785	8,132	7,517	6,959	85,604
Total contractual obligations	$2,437,072	$236,166	$355,849	$191,999	$85,898	$219,328	$1,347,832

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2012, for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at December 31, 2012.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2012, include:

•	$22.4 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $2.4 million to the plans during 2013.

•
$2.1 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in "Contractual Obligations."

Other Contingencies

We refer you to Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

Critical Accounting Policies and Use of Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our Consolidated Financial Statements appears in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee of our board of directors, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition.  We recognize revenue from our packaging and test services when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: invoicing at interim points in the packaging and test process prior to delivery and customer advances. Deferred revenue relates to contractual invoicing at interim points prior to the delivery of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

We generally do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in our Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience and specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specific identification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectibility issues.

Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there can be no assurance that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays or changes in tax laws or regulations could result in increased effective tax rates in the future.

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

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis for raw materials and purchased components and an average cost basis for work-in-process) or by the weighted moving average method (for commodities and spare parts), both of which approximate actual cost. We review and set our standards as needed, but at a minimum on an annual basis.

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

Legal Contingencies.  We are subject to certain legal proceedings, lawsuits and other claims. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred.

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

Recently Adopted and Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant; however, we continue to evaluate the use of hedging instruments to manage currency and other risks. We have not entered into any derivative transactions during the year ended December 31, 2012 and have no outstanding contracts as of December 31, 2012.

Foreign Currency Risk

As of December 31, 2012, we do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. We generally use natural hedging techniques to reduce foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China, Singapore and Taiwan. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2012, our income before income taxes for 2012 would have been approximately $9 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2012, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the year ended December 31, 2012, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2012, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2012, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of December 31, 2012, our operating income for 2012 would have been approximately $80 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the years ended December 31, 2012 and 2011, was a net foreign translation loss of $4.7 million and a gain of $1.2 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. As of December 31, 2011, we had a total of $1,346.7 million of debt of which 73.9% was fixed rate debt and 26.1% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior and secured revolving line of credit, under which no amounts were drawn as of December 31, 2012. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$250,000	$—	$—	$—	$1,045,000	$1,295,000	$1,433,920
Average interest rate	—%	6.0%	—%	—%	—%	6.8%	6.6%
Variable rate debt (In thousands)	$—	$—	$100,000	$—	$137,000	$13,000	$250,000	$269,200
Average interest rate	—%	—%	4.2%	—%	4.3%	4.0%	4.2%
_______________________________________
For information regarding the fair value of our long-term debt, see Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
March 8, 2013

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$2,759,546	$2,776,359	$2,939,483
Cost of sales	2,335,736	2,285,790	2,275,727
Gross profit	423,810	490,569	663,756
Operating expenses:
Selling, general and administrative	217,000	246,513	242,424
Research and development	54,118	50,386	47,534
Total operating expenses	271,118	296,899	289,958
Operating income	152,692	193,670	373,798
Other expense (income):
Interest expense	83,974	74,212	85,595
Interest expense, related party	13,969	12,394	15,250
Interest income	(3,160)	(2,749)	(2,950)
Foreign currency loss	4,185	2,178	13,756
Loss on debt retirement, net	1,199	15,531	18,042
Equity in earnings of unconsolidated affiliate	(5,592)	(7,085)	(6,435)
Other income, net	(1,586)	(1,030)	(619)
Total other expense, net	92,989	93,451	122,639
Income before income taxes	59,703	100,219	251,159
Income tax expense	17,001	7,124	19,012
Net income	42,702	93,095	232,147
Net income attributable to noncontrolling interests	(884)	(1,287)	(176)
Net income attributable to Amkor	$41,818	$91,808	$231,971
Net income attributable to Amkor per common share:
Basic	$0.26	$0.48	$1.26
Diluted	$0.24	$0.39	$0.91
Shares used in computing per common share amounts:
Basic	160,105	190,829	183,312
Diluted	243,004	273,686	282,602

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$42,702	$93,095	$232,147
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($35), $362 and $208	5,137	(5,800)	2,270
Cumulative translation adjustment, net of tax of $1,552, ($1,754) and $0	(4,745)	1,192	8,166
Total other comprehensive income (loss)	392	(4,608)	10,436
Comprehensive income	43,094	88,487	242,583
Comprehensive income attributable to noncontrolling interests	(884)	(1,287)	(176)
Comprehensive income attributable to Amkor	$42,210	$87,200	$242,407

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$413,048	$434,631
Restricted cash	2,680	2,680
Accounts receivable:
Trade, net of allowances	389,699	298,543
Other	13,098	27,197
Inventories	227,439	198,427
Other current assets	45,444	35,352
Total current assets	1,091,408	996,830
Property, plant and equipment, net	1,819,969	1,656,214
Intangibles, net	4,766	8,382
Investments	38,690	36,707
Restricted cash	2,308	4,001
Other assets	68,074	70,913
Total assets	$3,025,215	$2,773,047

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$—	$59,395
Trade accounts payable	439,663	424,504
Accrued expenses	212,964	158,287
Total current liabilities	652,627	642,186
Long-term debt	1,320,000	1,062,256
Long-term debt, related party	225,000	225,000
Pension and severance obligations	139,379	129,096
Other non-current liabilities	21,415	13,288
Total liabilities	2,358,421	2,071,826
Commitments and contingencies (Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,709 and 197,359 shares issued, and 152,397 and 168,628 shares outstanding, in 2012 and 2011, respectively	198	197
Additional paid-in capital	1,614,143	1,611,242
Accumulated deficit	(756,644)	(798,462)
Accumulated other comprehensive income	11,241	10,849
Treasury stock, at cost, 45,312 and 28,731 shares in 2012 and 2011, respectively	(210,983)	(130,560)
Total Amkor stockholders’ equity	657,955	693,266
Noncontrolling interests in subsidiaries	8,839	7,955
Total equity	666,794	701,221
Total liabilities and equity	$3,025,215	$2,773,047

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2009	183,171	$183	$1,500,246	$(1,122,241)	$5,021	—	$—	$383,209	$6,492	$389,701
Net income	—	—	—	231,971	—	—	—	231,971	176	232,147
Other comprehensive income	—	—	—	—	10,436	—	—	10,436	—	10,436
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(47)	(284)	(284)	—	(284)
Issuance of stock through share-based compensation plans	296	—	1,166	—	—	—	—	1,166	—	1,166
Share-based compensation expense	—	—	3,515	—	—	—	—	3,515	—	3,515
Balance at December 31, 2010	183,467	$183	$1,504,927	$(890,270)	$15,457	(47)	$(284)	$630,013	$6,668	$636,681
Net income	—	—	—	91,808	—	—	—	91,808	1,287	93,095
Other comprehensive income	—	—	—	—	(4,608)	—	—	(4,608)	—	(4,608)
Conversion of debt to common stock	13,351	13	100,484	—	—	—	—	100,497	—	100,497
Repurchase of common stock	—	—	—	—	—	(28,573)	(129,500)	(129,500)	—	(129,500)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(776)	(776)	—	(776)
Issuance of stock through share-based compensation plans	541	1	821	—	—	—	—	822	—	822
Share-based compensation expense	—	—	5,010	—	—	—	—	5,010	—	5,010
Balance at December 31, 2011	197,359	$197	$1,611,242	$(798,462)	$10,849	(28,731)	$(130,560)	$693,266	$7,955	$701,221
Net income	—	—	—	41,818	—	—	—	41,818	884	42,702
Other comprehensive income	—	—	—	—	392	—	—	392	—	392
Repurchase of common stock	—	—	—	—	—	(16,472)	(79,814)	(79,814)	—	(79,814)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(109)	(609)	(609)	—	(609)
Issuance of stock through share-based compensation plans	350	1	181	—	—	—	—	182	—	182
Share-based compensation expense	—	—	2,720	—	—	—	—	2,720	—	2,720
Balance at December 31, 2012	197,709	$198	$1,614,143	$(756,644)	$11,241	(45,312)	$(210,983)	$657,955	$8,839	$666,794

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$42,702	$93,095	$232,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370,479	335,644	323,608
Amortization of deferred debt issuance costs and discounts	3,663	3,737	4,458
Provision for accounts receivable	(57)	(69)	508
Deferred income taxes	6,078	(2,239)	4,736
Equity in earnings of unconsolidated affiliate	(5,592)	(7,085)	(6,435)
Loss on debt retirement, net	737	10,557	10,562
(Gain) loss on disposal of fixed assets, net	(1,676)	1,942	423
Share-based compensation	2,720	5,010	3,515
Other, net	(1,222)	(120)	4,317
Changes in assets and liabilities:
Accounts receivable	(96,107)	95,882	(58,225)
Other receivables	(1,570)	2,813	203
Inventories	(29,882)	(6,912)	(34,882)
Other current assets	(5,015)	(5,597)	6,876
Other assets	(598)	347	(1,365)
Trade accounts payable	17,142	(7,539)	18,379
Accrued expenses	66,566	(21,676)	18,019
Other non-current liabilities	20,695	19,042	15,751
Net cash provided by operating activities	389,063	516,832	542,595
Cash flows from investing activities:
Purchases of property, plant and equipment	(533,512)	(466,694)	(445,669)
Proceeds from the sale of property, plant and equipment	2,727	15,823	3,125
Financing lease payment from unconsolidated affiliate	15,484	10,794	13,384
Change in restricted cash	1,693	13,046	(10,253)
Other investing activities	(6,513)	(3,503)	(5,508)
Net cash used in investing activities	(520,121)	(430,534)	(444,921)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	—	3,261
Payments under revolving credit facilities	—	—	(34,253)
Borrowings under short-term debt	30,000	26,567	15,000
Payments of short-term debt	(50,000)	(21,567)	(15,000)
Proceeds from issuance of long-term debt	637,528	387,512	611,007
Proceeds from issuance of long-term debt, related party	—	75,000	—
Payments of long-term debt, net of certain redemption premiums and discounts	(420,116)	(392,191)	(663,433)
Payments for debt issuance costs	(6,007)	(5,875)	(7,487)
Payments for repurchase of common stock	(80,946)	(128,368)	—
Proceeds from issuance of stock through share-based compensation plans	182	821	1,048
Payments of tax withholding for restricted shares	(609)	(776)	—
Net cash provided by (used in) financing activities	110,032	(58,877)	(89,857)
Effect of exchange rate fluctuations on cash and cash equivalents	(557)	2,212	1,775
Net (decrease) increase in cash and cash equivalents	(21,583)	29,633	9,592
Cash and cash equivalents, beginning of period	434,631	404,998	395,406
Cash and cash equivalents, end of period	$413,048	$434,631	$404,998
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86,138	$81,280	$96,642
Income taxes	8,199	16,380	5,906
Non-cash investing activities:
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	—	100,000	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years, we have built a leading position by:

•	Designing and developing new packaging and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•
Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies, and collaborating with original equipment manufacturers and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment and building expertise in high-volume manufacturing processes and

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2012, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.7 million and $0.2 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2012, 2011 or 2010. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries in China, Korea, the Philippines, Singapore and Taiwan, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at daily exchange rates, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other expense (income) in the period in which they occur.

The local currency is the functional currency of our subsidiaries in Japan. The asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

average exchange rates in effect during the period. The resulting asset and liability translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in other expense (income) in the period in which they occur.

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality mutual funds and bank deposit accounts. At December 31, 2012, our cash and cash equivalents were invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor and electronic products industries, fluctuations in operating results and cash flows, high fixed costs, failure to meet guidance, declining average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, our ability to draw on our current loan facilities, restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks including warranty claims, the absence of significant backlog in our business, dependence on international operations and sales, proposed changes to U.S. tax laws regarding earnings of our subsidiaries located outside the U.S., continuing development and implementation of changes to our management information systems, attracting and retaining qualified employees, difficulties consolidating and integrating our operations, dependence on materials and equipment suppliers, loss of customers, the need for significant capital expenditures, impairment charges, litigation incident to our business, adverse tax consequences, the development of new proprietary technology and the enforcement of intellectual property rights by or against us, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, natural disasters, fire, flood or other calamity and continued control by existing stockholders.

We believe that our cash flows from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings.

We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 16. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, consists of collateral to fulfill foreign trade compliance requirements.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis for raw materials and purchased components and an average cost basis for work-in-process) or by the weighted moving average method (for commodities and spare parts), both of which approximate actual cost. We review and set our standards as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

Other Current Assets

Other current assets consist principally of prepaid assets, deferred tax assets and an investment in government securities by a foreign subsidiary to satisfy local regulatory requirements, which is recorded at amortized cost.

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

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of sales	$336,542	$302,011	$290,170
Selling, general and administrative	19,487	22,387	22,978
Research and development	10,600	5,981	4,509
Total depreciation expense	$366,629	$330,379	$317,657

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Intangibles

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 3 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows. Amortization of finite-lived assets was $3.9 million, $5.2 million and $5.9 million for 2012, 2011 and 2010, respectively.

Investments

In October 2009, we acquired a 30% interest in a packaging and test services business in Japan, J-Devices. See Note 10 for additional information. Our investment is accounted for as an equity method investment. We evaluate our investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the fair value of the investment may be less than its carrying value.

Other Assets

Other assets consist principally of deferred income tax assets, deferred debt issuance costs and refundable security deposits.

Other Non-current Liabilities

Other non-current liabilities consist primarily of deferred tax liabilities, deferred revenue, customer advance payments and liabilities associated with uncertain income tax positions.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following:

	December 31,
	2012	2011
	(In thousands)
Unrealized foreign currency translation gains, net of tax	$16,614	$21,359
Unrealized components of defined benefit pension plan adjustments, net of tax	(5,373)	(10,510)
Total accumulated other comprehensive income	$11,241	$10,849

The unrealized foreign currency translation gains are net of deferred income tax expense of $0.2 million and $1.8 million at December 31, 2012 and 2011, respectively. The unrealized components of defined benefit pension plan adjustments are net of deferred income tax benefits of $1.3 million and $1.4 million at December 31, 2012 and 2011, respectively.

Treasury Stock

Treasury stock is recognized when outstanding shares are repurchased or otherwise acquired by us, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain restricted share awards under our equity incentive plans. The repurchased and withheld shares are accounted for as treasury stock at cost. See Note 3 and Note 14 for more information.

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

Revenue Recognition

We recognize revenue from our packaging and test services when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: invoicing at interim points in the packaging and test process prior to delivery and customer advances. Deferred revenue relates to contractual invoicing at interim points prior to the delivery of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

We generally do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in our Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience and specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specific identification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectibility issues.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

In determining the amount of the valuation allowance, we consider all available evidence of realization, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we conclude that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance.

We recognize in our Consolidated Financial Statements the impact of an income tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Related interest and penalties are classified as income taxes in the financial statements. See Note 4 for more information regarding unrecognized income tax benefits.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This ASU is effective for reporting periods beginning after December 15, 2011. Full retrospective application is required. Our adoption of ASU 2011-05 on January 1, 2012, impacted our financial statement presentation (Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders' Equity).

Recently Issued Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This ASU is effective for reporting periods beginning after December 15, 2012. ASU 2013-02 is not expected to have a significant effect on our financial statement presentation or disclosure.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

3.	Share-Based Compensation Plans

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The following table presents share-based compensation expense attributable to stock options and restricted shares:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock options	$1,160	$2,025	$2,473
Restricted shares	1,560	2,985	1,042
Total share-based compensation expense	$2,720	$5,010	$3,515

The following table presents share-based compensation expense included in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Selling, general and administrative	$2,368	$4,363	$3,080
Research and development	352	647	435
Total share-based compensation expense	$2,720	$5,010	$3,515

There is no corresponding deferred income tax benefit for stock options or restricted shares.

Equity Incentive Plans

Amended and Restated 2007 Equity Incentive Plan.  On August 6, 2007, our shareholders approved the 2007 Equity Incentive Plan. On May 8, 2012, our shareholders considered certain changes to the plan which was approved as the Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) that provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The initial effective date of this plan was January 1, 2008, and there were originally 17,000,000 shares of our common stock reserved for issuance under the 2007 Plan.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

A summary of the stock plans, the respective plan termination dates and shares available for grant as of December 31, 2012, is shown below:

	Amended and Restated 2007 Equity	2003
Stock Plans	Incentive Plan	Inducement Plan
Contractual life (years)	10	10
Plan termination date	Board of Directors Discretion	Board of Directors Discretion
Shares available for grant at December 31, 2012 (in thousands)	14,415	444

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

The following is a summary of all option activity for the year ended December 31, 2012:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	6,052	$9.97
Granted	100	4.58
Exercised	(50)	3.63
Forfeited or expired	(1,209)	11.64
Outstanding at December 31, 2012	4,893	$9.52	2.59	$48
Fully vested and expected to vest at December 31, 2012	4,881	$9.53	2.57	$48
Exercisable at December 31, 2012	4,693	$9.68	2.33	$48

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended December 31,
	2012	2011	2010
Expected life (in years)	6.0	6.2	6.0
Risk-free interest rate	1.0%	2.4%	3.0%
Volatility	65%	67%	71%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$2.68	$4.06	$5.00

The intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.4 million and $0.3 million, respectively. For the years ended December 31, 2012, 2011 and 2010, cash received under all

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

share-based payment arrangements was $0.2 million, $0.8 million and $1.0 million, respectively. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was $0.4 million as of December 31, 2012, which is expected to be recognized over a weighted-average period of 1.7 years beginning January 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these options will be different from our expectations.

Restricted Shares

We grant restricted shares to employees under the 2007 Plan. The restricted shares vest ratably over four years, with 25% of the shares vesting at the end of the first year and the remainder vesting monthly or quarterly thereafter, depending on the grant, such that 100% of the shares will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the restricted shares have not been forfeited earlier, for certain grants, the restricted shares will vest upon the recipient’s death, disability or retirement, or upon a change in control of Amkor or, in some cases, upon retirement. Although ownership of the restricted shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period or to the date on which the recipient becomes retirement eligible, if shorter. Upon vesting of restricted stock awards, we may issue new shares of common or treasury stock.

The 2007 Plan and the terms of certain share grants provide that for certain grants, when a recipient’s age plus years of service equals or exceeds 75, the recipient will be eligible to voluntarily retire and become fully vested in their applicable restricted shares upon retirement. Consequently, under federal tax law, when a recipient becomes retirement eligible, the employee is immediately taxable on 100% of their applicable restricted shares whether or not the recipient actually retires. Upon the earlier of retirement eligibility or vesting of the applicable restricted shares, the recipient has a tax liability for applicable grants and pursuant to the recipient’s award agreement, a portion of the restricted shares are withheld to satisfy the recipient’s statutory minimum tax withholding obligations. The shares withheld are accounted for as treasury stock at cost, which is determined by the closing stock price per share on the applicable date of vesting or retirement eligibility.

The following table summarizes our restricted share activity for the year ended December 31, 2012:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2011	693	$7.33
Awards granted	481	4.43
Awards vested	(300)	7.36
Awards forfeited	(58)	7.24
Nonvested at December 31, 2012	816	$5.61

Awards vested of 0.3 million, included less than 0.1 million shares for retirement eligible recipients whose applicable restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. The fair value of shares vested during 2012 was $1.7 million.

The unrecognized compensation cost, including a forfeiture estimate, was $3.8 million as of December 31, 2012, which is expected to be recognized over a weighted average period of approximately 3.0 years beginning January 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

4.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$17,062	$(8,097)	$(22,039)
Foreign	42,641	108,316	273,198
Total income before income taxes	$59,703	$100,219	$251,159

The provision for income taxes includes federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current
Federal	$—	$—	$10
State	(75)	377	—
Foreign	10,998	8,986	14,266
	10,923	9,363	14,276
Deferred
Federal	1,859	2,356	2,098
State	266	337	300
Foreign	3,953	(4,932)	2,338
	6,078	(2,239)	4,736
Total provision	$17,001	$7,124	$19,012

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision is as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S. federal tax at 35%	$20,896	$35,039	$87,929
State taxes, net of federal benefit	1,406	1,805	523
Foreign income taxed at different rates	(14,717)	(22,507)	(80,461)
Foreign exchange gain (loss)	12,329	(5,966)	3,176
Change in valuation allowance	(3,112)	(8,672)	15,004
Adjustments related to prior years	(2,464)	3,582	(4,281)
Income tax credits generated	(1,370)	(466)	(2,765)
Repatriation of foreign earnings and profits	3,240	3,388	122
Other	793	921	(235)
Total	$17,001	$7,124	$19,012

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$155,270	$162,655
Capital loss carryforwards	18,221	18,221
Income tax credits	31,665	20,591
Property, plant and equipment	283	19,020
Accrued liabilities	46,045	40,185
Unrealized foreign exchange loss	3,949	5,437
Other	19,252	16,160
Total deferred tax assets	274,685	282,269
Valuation allowance	(209,757)	(214,269)
Total deferred tax assets net of valuation allowance	64,928	68,000
Deferred tax liabilities:
Property, plant and equipment	3,263	4,532
Deferred gain	6,899	6,899
Other	13,031	13,954
Total deferred tax liabilities	23,193	25,385
Net deferred tax assets	$41,735	$42,615
Recognized as:
Other current assets	$12,615	$13,541
Other assets	40,047	45,627
Accrued expenses	(800)	(10,044)
Other non-current liabilities	(10,127)	(6,509)
Total	$41,735	$42,615

In 2012, the valuation allowance on our deferred tax assets decreased by $4.5 million primarily as a result of the realization of domestic net operating loss carryforwards partially offset by an increase associated with losses and reserves in certain foreign jurisdictions.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As a result of certain income tax accounting realization requirements with respect to accounting for share-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012 and 2011, that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded to contributed capital in the amount of $7.3 million. As a result of net operating loss carryforwards, we were not able to recognize the excess tax benefits of stock option deductions in 2012 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China, Singapore and Taiwan is subject to reduced income tax rates and in some cases is exempt from income taxes.

Korea

In Korea, we have tax holidays resulting from our investment in the Gwangju, Seoul and Pupyong facilities. The Gwangju tax holiday provides a 100% tax exemption through 2010, followed by a 50% exemption through 2013. The Seoul and Pupyong tax holiday provides a 100% tax exemption through 2011, followed by a 50% exemption through 2014. In 2011, we secured an additional tax holiday resulting from additional investment in Gwangju, which provides a 100% tax exemption through 2015 followed by a 50% exemption through 2017. After the holidays expire we will be subject to the Korean statutory rate which is currently 24.2%. We recognized $11.2 million, $3.0 million and $25.4 million in tax benefits as a result of the tax holidays on qualifying operations in Korea in 2012, 2011 and 2010, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.05, $0.01 and $0.09 for 2012, 2011 and 2010, respectively.

Philippines

In the Philippines, we operate in economic zones and benefit from tax holidays on qualified products, as a result of certain capital investments we have made. For 2006 through 2010, qualifying Philippine operations benefited from a full tax holiday, expiring at various times through 2013, while the remaining operations benefited from a perpetual reduced tax rate of 5%. In 2012, 2011 and 2010, our Philippines operations recognized $0.8 million, $2.7 million and $5.9 million, respectively, in tax benefits as a result of the tax holiday on certain qualifying operations in the Philippines. The tax holiday had no impact on diluted earnings per share in 2012. The benefit of the tax holiday on diluted earnings per share was approximately $0.01 and $0.02 for 2011 and 2010, respectively.

China

In China, commencing on January 1, 2008, we have a 100% tax holiday for two years and then a 50% tax holiday for an additional three years. As a result of net operating losses, we did not realize any benefits relating to such tax holidays in 2011 or 2010 in China. We recognized $1.7 million in tax benefits as a result of the tax holiday in 2012. The statutory tax rate in China is currently 25%. The benefit of the tax holiday on diluted earnings per share was approximately $0.01 for 2012. The tax holiday had no impact on diluted earnings per share for 2011 and 2010.

Singapore

In October 2006, we were granted a ten-year pioneer incentive award in Singapore. The 100% tax holiday on Singapore operations commenced on January 1, 2007. As a result of net operating losses we did not realize any benefits relating to the pioneer incentive. In 2010, we decided to wind-down and exit our manufacturing operations in Singapore. The pioneer incentive award was terminated in 2011. See Note 19 for more information.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Taiwan

We were granted a five-year tax holiday on certain product lines in Taiwan beginning January 1, 2007 and an additional tax holiday on certain product lines, which we elected to begin January 1, 2013. In 2012, 2011 and 2010, we did not recognize significant tax benefits as a result of the tax holiday on certain qualifying operations in Taiwan. As a result there was no material per-share impact. Effective January 1, 2010, the statutory tax rate in Taiwan is 17%.

Our net operating loss carryforwards (“NOL’s”) are as follows:

	For the Year Ended December 31,
	2012	2011	Expiration
	(In thousands)
U.S. Federal NOL’s	$363,913	$396,929	2021-2031
U.S. State NOL’s	210,539	233,085	2013-2031
Foreign NOL’s	56,393	44,082	2014-2022

The deferred tax assets associated with approximately $43.8 million of the foreign net operating losses have been reserved with a valuation allowance. We also have U.S. capital loss carryforwards of $45.6 million, which will expire in 2013. The deferred tax assets associated with our U.S. federal and state net operating losses and capital losses available for carryforward have been fully reserved with valuation allowances at December 31, 2012 and 2011. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2012, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $8.1 million, expiring in 2016, income tax credits totaling $1.2 million expiring in varying amounts through 2014 at our subsidiary in Taiwan and income tax credits totaling $1.5 million expiring in varying amounts through 2017 at our subsidiary in Korea. The deferred tax assets associated with the U.S. foreign income tax credits have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2012, 2011 and 2010 have been recognized in our income tax provision (benefit).

Income taxes have not been provided on approximately $441.9 million of the undistributed earnings of our foreign subsidiaries at December 31, 2012 over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $6.0 million and insignificant U.S. federal income tax after foreign tax credits.

In 2011, we provided U.S. income tax on approximately $8.9 million of foreign earnings from a Singapore subsidiary where we made the decision to commence liquidation. The U.S. income tax of $3.1 million on these foreign earnings was fully offset by the tax benefit of our U.S. net operating losses.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. The Bureau of Internal Revenue is examining our 2008 Philippines income tax return. Our tax returns for open years in all jurisdictions are subject to changes upon examination. Summarized below are the years subject to examination for our largest subsidiaries.

Jurisdiction	Years
United States	2010-2012
Korea	2009-2012
Philippines	2008-2012
Japan	2007-2012
China	2007-2012
Singapore	2008-2012
Taiwan	2006-2012

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$7,930	$10,503	$5,091
Additions based on tax positions related to the current year	5,551	24	4,933
Additions for tax positions of prior years	54	699	2,055
Reductions for tax positions of prior years	(4,091)	(2,248)	(557)
Reductions related to settlements with tax authorities	(1,226)	(991)	—
Reductions from lapse of statutes of limitations	—	(57)	(1,019)
Balance at December 31	$8,218	$7,930	$10,503

The net increase in our unrecognized tax benefits was $0.3 million from December 31, 2011 to December 31, 2012. Our unrecognized tax benefits increased primarily because of a $1.7 million increase related to eligibility for certain tax deductions and a $3.8 million increase related to the application of a law change. These increases were partially offset by a $4.0 million reduction as a result of a favorable ruling related to revenue attribution and a $1.2 million settlement of contested prior years' deductions, each related to a foreign jurisdiction. Approximately $0.2 million of the $0.3 million net increase of unrecognized tax benefits increased our income tax expense in 2012. At December 31, 2012, $6.3 million of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $2.1 million as of December 31, 2012 and is reported as a component of other non-current liabilities. The unrecognized tax benefits in the table above include the reduction of deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $1.5 million within 12 months due to an anticipated settlement of a contested prior year deduction in a foreign jurisdiction.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net income attributable to Amkor	$41,818	$91,808	$231,971
Income allocated to participating securities	(212)	(332)	(470)
Net income available to Amkor common stockholders	41,606	91,476	231,501
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	212	332	470
Interest on 2.5% convertible notes due 2011, net of tax	—	—	1,318
Interest on 6.25% convertible notes due 2013, net of tax	—	—	6,370
Interest on 6.0% convertible notes due 2014, net of tax	16,103	16,103	16,103
Net income attributable to Amkor — diluted	$57,921	$107,911	$255,762

Weighted average shares outstanding — basic	160,105	190,829	183,312
Effect of dilutive securities:
Stock options and restricted share awards	241	199	363
2.5% convertible notes due 2011	—	—	2,918
6.25% convertible notes due 2013	—	—	13,351
6.0% convertible notes due 2014	82,658	82,658	82,658
Weighted average shares outstanding — diluted	243,004	273,686	282,602
Net income attributable to Amkor per common share:
Basic	$0.26	$0.48	$1.26
Diluted	0.24	0.39	0.91

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock options and restricted share awards	4,416	5,070	6,585
2.5% convertible notes due 2011	—	1,094	—
6.25% convertible notes due 2013	—	695	—
Total potentially dilutive shares	4,416	6,859	6,585

6.	Accounts Receivable, Trade

Accounts receivable, trade consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accounts receivable	$391,969	$301,000
Allowance for sales credits	(2,255)	(2,185)
Allowance for doubtful accounts	(15)	(272)
Total accounts receivable trade, net of allowances	$389,699	$298,543

7.	Inventories

Inventories consist of the following:

	December 31,
	2012	2011
	(In thousands)
Raw materials and purchased components	$166,691	$158,656
Work-in-process	60,748	39,771
Total inventories	$227,439	$198,427

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$106,338	$106,338
Land use rights	19,945	19,945
Buildings and improvements	904,919	871,970
Machinery and equipment	3,332,855	3,016,430
Software and computer equipment	191,132	186,378
Furniture, fixtures and other equipment	19,194	19,736
Construction in progress	24,670	26,818
	4,599,053	4,247,615
Less accumulated depreciation and amortization	(2,779,084)	(2,591,401)
Total property, plant and equipment, net	$1,819,969	$1,656,214

The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Property, plant and equipment additions	$533,177	$452,989	$504,463
Net change in related accounts payable and deposits	335	13,705	(58,794)
Purchases of property, plant and equipment	$533,512	$466,694	$445,669

In January 2013, we sold office space and land located in Chandler, Arizona for $24 million.

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The land purchase price is ₩108.5 billion (approximately $100 million), payable in installments over the next ten months.

9.	Intangible Assets

Intangibles as of December 31, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,169	$(19,636)	$2,533
Customer relationships	8,000	(5,767)	2,233
Total intangibles	$30,169	$(25,403)	$4,766

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Intangibles as of December 31, 2011, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$29,774	$(26,158)	$3,616
Customer relationships	13,625	(8,859)	4,766
Total intangibles	$43,399	$(35,017)	$8,382

Amortization of identifiable intangible assets was $3.9 million, $5.2 million and $5.9 million in 2012, 2011 and 2010, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2012, amortization for each of the next five years is estimated as follows:

(In thousands)
2013	$3,364
2014	648
2015	355
2016	134
2017	96
Thereafter	169
Total amortization	$4,766

10.	Investments

Investments consist of the following:

	December 31,
	2012		2011
	Carrying Value	Ownership Interest	Carrying Value	Ownership Interest
	(In thousands, except percentages)
Investment in unconsolidated affiliate	$38,690	30.0%	$36,707	30.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD is owned 60% by the former shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices.

We invested ¥1.5 billion (approximately $16.7 million at inception) for our 30% equity interest and options to acquire additional equity interests. The options are exercisable at our discretion and permit us to increase our ownership interest of J-Devices. In January 2013, we exercised our option to increase our ownership interest of J-Devices from 30% to 60% for an aggregate purchase price of ¥6.7 billion (approximately $75 million). The transaction is expected to close in April 2013, subject to regulatory approval. We also have options that permit us to increase our ownership interest up to 66% in 2014 by purchasing shares owned by one of the other shareholders and up to 80% in 2015 by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us if we have exercised any of our options. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based primarily upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

J-Devices is a separate business and is not integrated with our existing Japan-based businesses. The governance provisions applicable to J-Devices restrict our ability, even after obtaining majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting and will continue to account for J-Devices under the equity method of accounting after increasing our ownership interest as discussed above.

Under the equity method of accounting, we recognize our proportionate share of J-Devices’ net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. J-Devices’ financial information is converted to U.S. GAAP and translated into U.S. dollars using Japanese yen as the functional currency. In addition to our proportionate share of J-Devices’ income or loss, we record equity method adjustments for the amortization of a $1.9 million basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method. At December 31, 2012 and 2011, the unamortized basis difference was $0.4 million and $0.9 million, respectively. In 2012, 2011 and 2010, our equity earnings in J-Devices, net of J-Devices' income taxes in Japan, was $5.6 million, $7.1 million and $6.4 million, respectively.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased packaging and test equipment from Toshiba for ¥4.0 billion (approximately $44.7 million at inception) and leased the equipment to J-Devices under an agreement which was accounted for as a direct financing lease. In October 2011, J-Devices purchased $3.9 million of this leased packaging and test equipment from our subsidiary. The equipment lease expired in October 2012 and J-Devices exercised its option to purchase the remaining packaging and test equipment for ¥761.4 million (approximately $8.8 million). During 2012, we received lease payments of ¥710.4 million (approximately $9.7 million), which included imputed interest. In 2012, 2011 and 2010, we recognized $0.3 million, $0.8 million and $1.1 million in interest income, respectively. Our lease receivable, net was $20.2 million as of December 31, 2011, and was recorded as a component of other accounts receivable.

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
	(In thousands)
Payroll and benefits	$56,651	$59,928
Deferred revenue and customer advances	52,773	34,672
Accrued royalties (Note 16)	33,324	—
Accrued interest	19,048	11,941
Accrued severance plan obligations (Note 13)	9,516	7,476
Income taxes payable	8,341	4,446
Other accrued expenses	33,311	39,824
Total accrued expenses	$212,964	$158,287

Accrued royalties relate to our estimate of royalties due as a result of interim orders received from an arbitration panel in July 2012 and February 2013 related to our pending patent license arbitration (Note 16).

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2012	2011
	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.50%-2.25%, due June 2017 (1)	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022 (2)	300,000	—
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party (3)	250,000	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.33%, due June 2013 (4)	—	—
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (5)	100,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (6)	137,000	—
Term loan, LIBOR plus 3.70%, due December 2019 (7)	13,000	—
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013 (5)	—	103,000
Term loan, bank base rate plus 0.5%, due April 2014 (2)	—	107,140
Term loan, bank base rate plus 1.06% or 1.16%, due July 2014 (6)	—	50,000
Term loan, bank funding rate-linked base rate plus 1.7%, due March 2016 (2)	—	12,512
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (8)	—	—
Term loan, TIBOR plus 0.8%, due September 2012 (Japan) (2)	—	9,495
Term loan, LIBOR plus 2.8%, due 12 months from date of draw (China) (2)	—	20,000
Term loan, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (2)(8)	—	49,504
	1,545,000	1,346,651
Less: Short-term borrowings and current portion of long-term debt	—	(59,395)
Long-term debt (including related party)	$1,545,000	$1,287,256

(1)
In June 2012, Amkor Technology, Inc. ("ATI") amended and restated the $100.0 million senior secured revolving credit facility to increase the facility amount to $150.0 million and extend its term by two years to June 2017. The facility has a letter of credit sub-limit of $25.0 million. As amended, interest is charged under the facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.25% to 1.00% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $150.0 million as of December 31, 2012. In connection with amending and extending the facility, ATI capitalized $0.8 million of deferred debt issuance costs for the year ended December 31, 2012.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(2)
In September 2012, ATI issued $300.0 million of 6.375% Senior Notes due October 2022 (the “2022 Notes”). The 2022 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2013. The 2022 Notes were registered in January 2013. We used $224.9 million of the net proceeds from the issuance of the 2022 Notes to repay subsidiary debt. We incurred $5.2 million of debt issuance costs associated with the 2022 Notes. In October 2012, we repaid the term loans due 2014 and 2016 and recorded a $1.2 million loss on extinguishment related to prepayment fees of $0.5 million and a charge for the write-off of associated unamortized deferred debt issuance costs of $0.7 million.

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

(4)
In June 2012, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. The loan bears interest at the foreign currency funding-linked base rate plus 2.33%. Principal is payable upon maturity. The loan is collateralized with substantially all land, buildings and equipment at our ATK facilities.

(5)
In March 2012, ATK repaid the remaining outstanding balance of the ATK term loan due May 2013 by entering into a $100.0 million term loan with the same Korean bank. Principal is payable upon maturity. The term loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities.

(6)
In June 2012, ATK entered into a $150.0 million, five-year secured term loan with a Korean bank which is collateralized by substantially all the land, factories and equipment located at our ATK facilities. The $150.0 million consists of two components, $50.0 million of the proceeds ("Tranche A") which was used to fully repay the ATK term loan due July 2014 and $100.0 million ("Tranche B") to fund capital additions. There was $13.0 million available under Tranche B as of December 31, 2012, which was subsequently drawn in January 2013. Principal is payable upon maturity.

(7)
In November 2012, ATK entered into a $100.0 million, seven-year secured term loan with a Korean bank which is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Interest is payable quarterly in arrears and principal is payable upon maturity. In February 2013, we borrowed an additional $10.0 million.

(8)
In January 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, converted the existing NT$1.5 billion term loan from a Taiwan to a U.S. dollar denominated term loan. The term loan previously bore interest at the 90-day primary commercial paper rate plus 0.835% and now bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus a bank-determined spread. In September 2012, as noted above at (2), the term loan was paid off in full. In addition, the term loan was converted to a revolving credit facility. All other terms and conditions remain the same. At conversion, availability under the revolving credit facility was $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance, with a balloon payment of the remaining balance at maturity. As of December 31, 2012, $39.0 million was available to be drawn.

Interest Rates

As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. As of December 31, 2011, we had a total of $1,346.7 million of debt of which 73.9% was fixed rate debt and 26.1% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior and secured revolving line of credit.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Interest is payable semiannually on each of the senior notes and senior subordinated notes and interest is payable semi-annually, quarterly or monthly on the variable rate debt. Refer to the table above for the interest rates on our fixed rate debt and to the below table for the interest rates on our variable rate debt.

	Variable Interest Rates at
	December 31,
	2012	2011
Amkor Technology, Inc.
Amkor Technology Korea, Inc.:
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	4.21%	—
Term loan, LIBOR plus 3.90%, due July 2017 (Tranche A)	4.26%	—
Term loan, LIBOR plus 3.94%, due July 2017 (Tranche B)	4.26%	—
Term loan, LIBOR plus 3.70%, due December 2019	4.01%	—
Term loan, bank funding rate-linked base rate plus 1.99%, due May 2013	—	5.72%
Term loan, bank base rate plus 0.5%, due April 2014	—	5.08%
Term loan, bank base rate plus 1.06% or 1.16%, due July 2014	—	3.96%
Term loan, bank funding rate-linked base rate 1.7%, due March 2016	—	5.63%
Other:
Term loan, TIBOR plus 0.8%, due September 2012 (Japan)	—	1.30%
Term loan, LIBOR plus 2.8%, due 12 months from date of draw (China)	—	3.27%
Term loan, TAIFX plus a bank-determined spread, due April 2015 (Taiwan)	—	2.40%

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our senior and senior subordinated notes contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We were in compliance with all of our covenants as of December 31, 2012 and 2011.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2013	$—
2014	250,000
2015	100,000
2016	—
2017	137,000
Thereafter	1,058,000
Total debt	$1,545,000

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13.	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum as determined on an annual basis. The expense for this plan was $1.8 million in 2012 and $1.9 million in 2011 and 2010.

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $2.3 million in 2012 and 2011 and $2.0 million in 2010.

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

The changes to the balance of our Korean severance accrual are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at the beginning of year	$106,715	$88,899	$69,120
Provision of severance benefits	19,667	26,705	23,792
Severance payments	(8,520)	(6,717)	(6,846)
Loss (gain) on foreign currency	8,900	(2,172)	2,833
	126,762	106,715	88,899
Payments remaining with the Korean National Pension Fund	(249)	(239)	(257)
Total severance obligation balance at the end of year	126,513	106,476	88,642
Less current portion of accrued severance obligation (Note 11)	9,516	7,476	6,131
Non-current portion of severance obligation	$116,997	$99,000	$82,511

We completed early voluntary retirement programs at our Korean subsidiary in 2012 and 2010 (see Note 19).

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2012 and 2011.

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$78,897	$72,678
Service cost	6,362	5,744
Interest cost	3,270	3,274
Benefits paid	(1,168)	(849)
Actuarial (gains) losses	(3,899)	4,755
Plan amendments	—	25
Effects of curtailment	554	1,016
Settlement	(4,925)	(9,563)
Foreign exchange loss	1,437	1,817
Projected benefit obligation at end of year	80,528	78,897
Change in plan assets:
Fair value of plan assets at beginning of year	48,801	54,737
Actual gain on plan assets	3,500	815
Employer contributions	8,687	3,629
Settlement	(4,925)	(9,563)
Benefits paid	(1,168)	(849)
Foreign exchange gain	3,251	32
Fair value of plan assets at end of year	58,146	48,801
Funded status of the Plans at end of year	$(22,382)	$(30,096)

The accrued benefit liability, included in pension and severance obligations in the Consolidated Balance Sheets, as of December 31, 2012 and 2011 was $22.4 million and $30.1 million, respectively. The accumulated benefit obligation as of December 31, 2012 and 2011 was $54.6 million and $52.5 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by component, the change in accumulated other comprehensive income related to our Plans:

	Initial Net Obligation	Prior Service Cost	Actuarial Net (Loss) Gain	Total
	(In thousands)
Balance at December 31, 2010, net of tax ($1.0 million)	$(65)	$(261)	$(4,384)	$(4,710)
Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	7	255	65	327
Net loss arising during period, net of tax ($0.4 million)	—	(25)	(6,102)	(6,127)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income, net of tax ($0.4 million)	7	230	(6,037)	(5,800)
Balance at December 31, 2011, net of tax ($1.4 million)	$(58)	$(31)	$(10,421)	$(10,510)
Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	6	219	181	406
Net gain arising during period, net of tax (less than $0.1 million)	—	—	4,731	4,731
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income, net of tax ($0.1 million)	6	219	4,912	5,137
Balance at December 31, 2012, net of tax ($1.3 million)	$(52)	$188	$(5,509)	$(5,373)

Estimated amortization of cost to be included in 2013 net periodic pension cost	$7	$258	$140	$405

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2012	2011
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$80,528	$78,897
Aggregate fair value of plan assets	58,146	48,801
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	17,816	22,669
Aggregate fair value of plan assets	—	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the net periodic pension costs:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$6,362	$5,744	$5,934
Interest cost	3,270	3,274	3,736
Expected return on plan assets	(3,188)	(3,119)	(2,336)
Amortization of transition obligation	7	8	13
Amortization of prior service cost	291	269	295
Recognized actuarial loss	218	83	27
Net periodic pension cost	6,960	6,259	7,669
Curtailment loss	1,089	1,016	—
Settlement (gain) loss	(100)	565	—
Total pension expense	$7,949	$7,840	$7,669

The following table sets forth the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:

	For the Year Ended December 31,
	2012	2011	2010
Discount rate for determining net periodic pension cost	4.2%	5.2%	6.4%
Discount rate for determining benefit obligations at year end	4.0%	4.2%	5.2%
Rate of compensation increase for determining net periodic pension cost	4.5%	4.6%	5.7%
Rate of compensation increase for determining benefit obligations at year end	4.1%	4.5%	4.6%
Expected rate of return on plan assets for determining net periodic pension cost	6.3%	6.4%	5.4%

The measurement date for determining the Plans’ assets and benefit obligations is December 31, each year. Discount rates are generally derived from yield curves constructed from high-quality corporate or foreign government bonds in 2012 and 2011, for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our defined benefit plans in Taiwan as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan (formerly known as the Central Trust of China). The defined benefit pension plans in Japan are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on an asset allocation strategy for our Philippine plan assets of 65% to 75% debt securities (primarily Philippines domestic and U.S.) and 25% to 35% equity securities (primarily U.S. and Europe). The remainder of the portfolio will contain other investments such as cash, short-term investments and common stock. Philippine plan assets included Amkor common stock totaling $0.4 million in 2012 and 2011.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at December 31, 2012, by asset category utilizing the fair value hierarchy as discussed in Note 15, is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Cash and cash equivalents	$1,348	$—	$1,348
Equity securities
Foreign securities	394	—	394
U.S. securities	9,046	—	9,046
	9,440	—	9,440
U.S. fixed income funds	1,714	—	1,714
Bonds
U.S. government bonds	2,070	6,448	8,518
Foreign government bonds	406	—	406
Foreign treasury notes	27,503	—	27,503
	29,979	6,448	36,427
Taiwan retirement fund	8,720	—	8,720
Other	377	120	497
Total	$51,578	$6,568	$58,146

The fair value of our pension plan assets at December 31, 2011, by asset category utilizing the fair value hierarchy as discussed in Note 15, is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Cash and cash equivalents	$3,242	$—	$3,242
Equity securities
Foreign securities	283	—	283
U.S. securities	4,474	—	4,474
	4,757	—	4,757
U.S. fixed income funds	1,627	—	1,627
Bonds
U.S. government bonds	2,007	5,192	7,199
Foreign treasury notes	23,485	—	23,485
	25,492	5,192	30,684
Taiwan retirement fund	7,991	—	7,991
Other	346	154	500
Total	$43,455	$5,346	$48,801

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return. We have no control over the investment decisions of the fund which is invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

Our other category of plan assets included receivables and payables at December 31, 2012 and December 31, 2011.

We contributed $8.7 million, $3.6 million and $7.9 million to the Plans during 2012, 2011 and 2010, respectively, and we expect to contribute $2.4 million during 2013. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

(In thousands)
2013	$3,027
2014	4,327
2015	3,628
2016	3,953
2017	4,208
2018 to 2022	34,036

14.	Treasury Stock

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

During the year ended December 31, 2012, we purchased 16.5 million shares of common stock for an aggregate purchase price of $79.5 million, net of $0.3 million of commissions, for an average price of $4.83. During the year ended December 31, 2011, we purchased 28.6 million shares of common stock for an aggregate purchase price of $128.9 million, net of $0.6 million of commissions, for an average price of $4.51. At December 31, 2012, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. At December 31, 2011, $1.1 million of the $128.9 million amount repurchased remained unpaid and was recorded in accrued expenses. At December 31, 2012 there were no unsettled shares.

Shares for Tax Withholding

We withheld 0.1 million shares for each of the years ended December 31, 2012 and 2011, from restricted shares that vested during the respective period to satisfy tax withholding obligations. Minimum tax withholding obligations that arose on the vesting of restricted shares were $0.6 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. These shares are reflected as treasury stock at cost.

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

Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets. We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. For the year ended December 31, 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	December 31,
	2012	2011
	(In thousands)
Recurring fair value measurements:
Cash equivalent money market funds (Level 1)	$151,066	$165,540
Restricted cash money market funds (Level 1)	2,680	2,680

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$868

	Losses for the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$763	$3,336	$2,061

In 2012, 2011 and 2010, all impairment losses on property, plant and equipment were recorded in cost of sales with the exception of $0.6 million recorded in selling, general, and administrative expenses in 2010.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value and carrying value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,061,945	$1,045,000	$737,049	$745,000
Convertible senior subordinated notes (Level 1)	371,975	250,000	405,625	250,000
Subsidiary revolvers and term loans (Level 2)	269,200	250,000	352,679	351,651
Total debt	$1,703,120	$1,545,000	$1,495,353	$1,346,651

The estimated fair value of the debt is based primarily on quoted market prices reported on or near the respective balance sheet dates for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries is based on market based assumptions including current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality and risk profile.

16.	Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of December 31, 2012, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact to us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future.

Arbitration Proceedings with Tessera, Inc.

On March 2, 2006, Tessera, Inc. (“Tessera”) filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”), captioned Tessera, Inc. v. Amkor Technology, Inc. (the "First Tessera Arbitration"). The subject matter of the arbitration was a license agreement (“License Agreement”) entered into between Tessera and our predecessor in 1996. In its rulings in 2008 and 2009, the arbitration panel in the First Tessera Arbitration found that most of the packages accused by Tessera were not subject to the patent royalty provisions of the License Agreement, awarded Tessera $60.6 million as damages for some infringing packages for the period March 2, 2002 through December 1, 2008, and denied Tessera's request to terminate the License Agreement. The final award, plus interest and the royalties through December 2008 amounting to $64.7 million, was expensed in 2008 and paid when due in February 2009.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

On November 2, 2009, Tessera filed an answer to our request for arbitration and counterclaims in the ICC. In the answer and counterclaims, Tessera denied Amkor’s claims, alleged breach of contract, sought termination of the License Agreement and asserted that Amkor owed Tessera additional royalties under the License Agreement, including royalties for use of thirteen U.S. and six foreign patents that Tessera did not assert in the First Tessera Arbitration. Tessera later dropped its claims on five of those patents. On February 17, 2011, Tessera sent Amkor a notice of termination of the License Agreement.

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

In July 2012, the panel issued an interim order in the second phase of the Second Tessera Arbitration finding that royalties are due to Tessera on three of the ten asserted U.S. patents remaining at issue but not on the other seven, royalties are due on four foreign patents related to U.S. patents that the panel found to be royalty bearing in the First Tessera Arbitration and that the License Agreement was terminated by Tessera as of February 17, 2011. We do not believe the termination of the License Agreement will interfere in any significant way with our ability to use our technology, conduct our business or service our customers. The panel also raised the question of whether Tessera intends to pursue its allegations regarding other patents which have not yet been addressed by the panel, and in July 2012, Tessera informed the panel that it intends to proceed on its claims related to three additional U.S. patents.

In February 2013, the panel issued another interim order in the second phase of the Second Tessera Arbitration. In the latest ruling, the panel determined that flip chip only packages and pin grid array only packages are not royalty bearing but that certain other packages, principally certain wirebond and combination flip chip wirebond packages are royalty bearing. The panel reserved for later decision the issues of the amount of royalties and pre-judgment interest due, and the allocation of costs. In February 2013, Tessera publicly announced its intention to seek an amount in excess of $150 million in the arbitration.

During 2012, we recorded a charge of $56.0 million, based on our estimates of the damages and interest due to date in respect of the Second Tessera Arbitration. We believe that $56.0 million of damages and interest is a reasonable estimate of the low end of the possible range of loss up to the amount claimed by Tessera. Because we believe that no amount in the range constitutes a better estimate than any other amount, we recorded the $56.0 million estimate. Of the total charge, $50.0 million was recorded as cost of goods sold and $6.0 million was recorded as interest expense. The ultimate amount of damages and interest is subject to determination by the panel based on a number of complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

the panel, overlaps among the packages, the final date through which royalties are applicable and other factors. The final award could be more than the amount recognized, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award.

In August 2012, we paid $19.9 million to Tessera representing the undisputed amount and related interest that we owe in connection with the Second Tessera Arbitration.

In July 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware. The complaint seeks injunctive relief and damages with respect to Amkor's alleged infringement of one of the U.S. patents that the panel found to be royalty bearing in the Second Tessera Arbitration. We strongly dispute Tessera's claims and intend to vigorously defend against them. However, the outcome of this matter is uncertain, and an adverse decision could have a material adverse effect on our results of operations, financial condition and cash flows.

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

On December 16, 2009, the ITC ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The ITC remanded the investigation to the ALJ to make further findings in light of the ITC's ruling. On March 22, 2010,

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

the ALJ issued a Supplemental Initial Determination. Although the ALJ’s ruling did not disturb the prior finding that certain Carsem Dual and Quad Flat No-Lead Packages infringe some patent claims of Amkor's U.S. Patent No. 6,433,277 (the "277 Patent"), the ALJ found that these infringed claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. On July 20, 2010, the ITC issued a Notice of Commission Final Determination, in which the ITC determined that there is no violation of Section 337 of the Tariff Act and terminated the investigation. We appealed the ITC's ruling of invalidity for the claims of the 277 Patent to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"), and oral arguments were heard in November 2011.

On August 22, 2012, the Federal Circuit issued a favorable ruling in Amkor's appeal in its patent infringement case against Carsem before the ITC. In its ruling, the Federal Circuit reversed the ITC's determination of invalidity on the 277 Patent, and remanded the matter to the ITC for further proceedings consistent with its opinion. On October 5, 2012, Carsem filed a Petition for Rehearing requesting the Federal Circuit to vacate its decision and affirm the ITC's determination of no violation of Section 337 of the Tariff Act. The Federal Circuit denied Carsem's petition on December 7, 2012 and remanded the matter to the ITC for further action consistent with its August 22, 2012 ruling.

In September 2012, Carsem, Inc. filed requests for Inter Partes Reexamination of the 277 Patent with the United States Patent and Trademark Office (“Patent Office”). In December 2012, the Patent Office granted the requests for Reexamination. On January 10, 2012, the Patent Office issued an Office Action rejecting all of the 277 Patent claims over certain prior art references. Amkor believes that all of the 277 Patent claims are valid and intends to file a response to the Office Action in March 2013.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)
2013	$11,671
2014	7,926
2015	5,517
2016	953
2017	860
Thereafter	2,109
Total	$29,036

Rent expense amounted to $13.2 million, $15.1 million and $16.3 million for 2012, 2011 and 2010, respectively.

17.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. (“Acqutek”) under arms-length transactions at terms consistent with our non-related party vendors. Mr. James J. Kim, our Executive Chairman of the Board of Directors, owned approximately 16.2% of Acqutek at December 31, 2010. In July 2011, Mr. James J. Kim sold all of his shares in Acqutek and no longer holds any interest in the company. As a result, Acqutek is no longer considered a related party. During 2011 and 2010, related party inventory purchases from Acqutek were $2.8 million and $10.3 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

18.	Business Segments, Customer Concentrations and Geographic Information

We have two reportable segments, packaging and test. Packaging and test are integral steps in the process of manufacturing semiconductor devices, and our customers may engage with us for both packaging and test services, or for packaging or test services individually. We have concluded that our packaging and test services constitute a group of similar services within each reportable segment.

Packaging Services

We offer a broad range of package formats and services to our customers. The differentiating characteristics of package formats can include: (1) size and thickness, (2) number of electrical connections, (3) thermal, mechanical and electrical characteristics, (4) number of chips incorporated, (5) types of interconnect technologies employed and (6) integration of active and passive components.

Test Services

We provide a complete range of semiconductor testing services including wafer testing or probe, various types of final testing, strip testing and complete end-of-line test services up to and including final shipping. Testing services vary depending upon the complexity of the device.

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

	Packaging	Test	Other	Total
	(In thousands)
Year Ended December 31, 2012
Net sales	$2,438,572	320,974	—	$2,759,546
Depreciation expense	238,482	98,060	—	336,542
Gross profit	334,968	88,842	—	423,810
Gross property, plant and equipment	3,372,071	1,076,513	150,469	4,599,053
Capital additions	224,838	212,798	95,541	533,177
Year Ended December 31, 2011
Net sales	$2,493,283	282,942	134	$2,776,359
Depreciation expense	218,327	83,377	307	302,011
Gross profit	425,878	65,719	(1,028)	490,569
Gross property, plant and equipment	3,217,308	880,611	149,696	4,247,615
Capital additions	275,781	101,841	75,367	452,989
Year Ended December 31, 2010
Net sales	$2,650,257	288,871	355	$2,939,483
Depreciation expense	209,146	80,907	117	290,170
Gross profit	584,190	79,621	(55)	663,756
Gross property, plant and equipment	3,018,216	800,125	143,221	3,961,562
Capital additions	316,397	97,122	90,944	504,463

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on customer location:

	Net Sales for the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Japan	$349,360	$340,302	$455,339
Singapore	452,737	539,467	643,496
Taiwan	99,047	119,334	177,505
Thailand	139,134	111,748	125,998
Other foreign countries	576,318	577,895	646,339
Total foreign countries	1,616,596	1,688,746	2,048,677
United States	1,142,950	1,087,613	890,806
Total net sales	$2,759,546	$2,776,359	$2,939,483

In 2012, one customer accounted for 21.3% of our consolidated net sales, representing approximately 20.0% of our packaging net sales and 31.9% of our test net sales. In 2011, one customer accounted for 16.5% of our consolidated net sales, representing approximately 15.1% of our packaging net sales and 29.6% of our test net sales. In 2011, another customer accounted for 11.3% of our consolidated net sales, substantially all of which were packaging net sales. No customer exceeded 10% of consolidated net sales in 2010.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net at December 31,
	2012	2011
	(In thousands)
China	$409,822	$321,037
Japan	17,545	18,729
Korea	907,844	822,509
Philippines	211,323	213,377
Taiwan	233,114	230,975
Other foreign countries	77	138
Total foreign countries	1,779,725	1,606,765
United States	40,244	49,449
Total property, plant and equipment, net	$1,819,969	$1,656,214

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

19.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” consists of asset impairments, pension plan curtailments and settlements and foreign currency adjustments.

	Employee Separation Costs	Contractual Obligations	Asset Impairments	Total
	(In thousands)
Accrual at December 31, 2009	$3,938	$2,813	$—	$6,751
Charges	4,614	41	282	4,937
Cash Payments	(7,882)	(2,854)	—	(10,736)
Non-cash Amounts	—	—	(282)	(282)
Accrual at December 31, 2010	670	—	—	670
Charges	8,326	—	—	8,326
Cash Payments	(7,416)	—	—	(7,416)
Non-cash Amounts	(1,580)	—	—	(1,580)
Accrual at December 31, 2011	—	—	—	—
Charges	11,211	—	—	11,211
Cash Payments	(8,682)	—	—	(8,682)
Non-cash Amounts	(922)	—	—	(922)
Accrual at December 31, 2012	$1,607	$—	$—	$1,607

Reductions in Force

In December 2012, we reduced our workforce by approximately 60 employees at our manufacturing operations in Korea. We recorded $1.6 million in charges for one-time termination benefits, all of which was charged to selling, general and administrative expenses. All amounts accrued at December 31, 2012 are classified in current liabilities.

In March 2012, we reduced our workforce by approximately 120 employees at our manufacturing operations in Japan. We recorded $7.2 million in charges for one-time termination benefits including $1.0 million in net curtailment and settlement charges, of which $5.5 million, $1.6 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts were paid as of December 31, 2012.

During 2011, we reduced our workforce by approximately 1,050 employees at our manufacturing operations in the Philippines. We recorded $8.3 million in charges for one-time termination benefits including $1.6 million in curtailment and settlement charges, of which $7.7 million and $0.6 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2011.

Early Retirement Program

In October 2012, our manufacturing operations in Korea offered a voluntary early retirement program for eligible employees. As a result, we recorded charges for special termination benefits of $2.4 million, of which $1.8 million and $0.6 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2012.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

During 2010, our manufacturing operations in Korea offered a voluntary early retirement program for eligible employees. As a result, we recorded charges for special termination benefits of $2.1 million, of which $1.8 million, $0.2 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts accrued at December 31, 2010 were classified as current liabilities. All amounts were paid as of December 31, 2011.

Singapore Manufacturing Operations

During 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We completed our exit as of December 31, 2010. This wind-down affected approximately 600 employees and enabled us to improve our cost structure by consolidating factories. The majority of the machinery and equipment was relocated to and utilized in other factories. At December 31, 2010, the related net book value of $13.1 million was classified as held for sale and included in other current assets. In June 2011, we sold the facility in Singapore for $13.3 million in cash, net of goods and services tax, and recorded a gain of less than $0.1 million, with no net tax effect.

The liability for one-time involuntary termination benefits for employees that provided service beyond a minimum retention period was recognized over the service period. During 2010, we recorded charges for termination benefits of $2.6 million, of which $1.9 million and $0.7 million were charged to cost of sales and selling, general and administrative expenses, respectively.

Contractual obligation costs, asset impairments and other costs were included in costs of goods sold. In October 2009, we entered into a pre-termination agreement with the lessor, and this agreement required us to make specified payments through January 2010 in exchange for early termination and relief from our $1.1 million asset retirement obligation related to the leased property. As a result of remeasuring our remaining expected future lease costs, we reduced our liability by $0.5 million during 2009. This was reflected as a non-cash accrual amount in 2009 and a cash payment in 2010. Asset impairment expenses of $0.3 million in 2010 related to non-transferable machinery and equipment as well as abandoned building improvements at the leased facility. All amounts accrued at December 31, 2010, were classified in current liabilities. All amounts were paid as of December 31, 2011.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2010	$208,925	15,009	(5)	(317)	$223,612
Year ended December 31, 2011	223,612	(509)	(8,163)	(671)	214,269
Year ended December 31, 2012	214,269	(1,626)	(1,486)	(1,400)	209,757

(a)
Column represents adjustments to the deferred tax asset valuation allowance directly through stockholders’ equity for changes in accumulated other comprehensive income related to our foreign defined benefit pension plans and cumulative translation adjustments of our investment in unconsolidated affiliate.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012, based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8.

Changes in Internal Control Over Financial Reporting

As previously reported, we continue to implement an enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. In addition, we are also implementing a new shop floor system in certain of our factories. During the three months ended September 30, 2012, we implemented several significant ERP modules at a subsidiary, including modules associated with financial reporting, inventory costing and invoicing. The implementation of the ERP modules represented a change in our internal control over financial reporting during the period in which they were implemented. During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2013 Annual Meeting of Stockholders.

Additionally, our Code of Business Conduct, Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our web site (http://www.amkor.com). We intend to disclose on our web site future amendments or waivers of our Code of Business Conduct required to be disclosed pursuant to applicable rules and regulations.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2013 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2012:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plans approved by stockholders (1)	4,866	$9.47	14,415
Equity compensation plans not approved by stockholders (2)	27	17.06	444
Total equity compensation plans	4,893		14,859

(1)
As of December 31, 2012, a total of 14.4 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

(2)
As of December 31, 2012, a total of 0.4 million shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision in this plan that restores the number of shares of common stock reserved for issuance under the plan to 0.3 million as of each January 1. On January 1, 2013, no additional shares were added to the plan pursuant to the annual restoration provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2013 Annual Meeting of Stockholders.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Kenneth T. Joyce
Kenneth T. Joyce President and Chief Executive Officer
	Date:	March 8, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth T. Joyce	President and Chief Executive Officer	March 8, 2013
Kenneth T. Joyce

/s/ Joanne Solomon	Executive Vice President and Chief Financial Officer	March 8, 2013
Joanne Solomon

/s/ James J. Kim	Executive Chairman	March 8, 2013
James J. Kim

/s/ Roger A. Carolin	Director	March 8, 2013
Roger A. Carolin

/s/ Winston J. Churchill	Director	March 8, 2013
Winston J. Churchill

/s/ John T. Kim	Director	March 8, 2013
John T. Kim

Name	Title	Date

/s/ Robert R. Morse	Director	March 8, 2013
Robert R. Morse

/s/ John F. Osborne	Director	March 8, 2013
John F. Osborne

/s/ James W. Zug	Director	March 8, 2013
James W. Zug

EXHIBIT INDEX

2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(4)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws.(10)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding the 6.00% Convertible Senior Subordinated Notes due 2014.(8)
4.3	Form of Note for the 6.00% Convertible Senior Subordinated Notes due 2014.(8)
4.4	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
4.5	Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 7.375% Senior Notes due 2018.(11)
4.6
Registration Rights Agreement, dated May 4, 2010, by and among Amkor Technology, Inc. and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. regarding the 7.375% Senior Notes due 2018.(11)

4.7	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.(13)
4.8	Registration Rights Agreement, dated May 20, 2011, by and among Amkor Technology, Inc. and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.(13)
4.9	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(13)
4.10	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.(19)
4.11	Registration Rights Agreement, dated September 21, 2012, by and among Amkor Technology, Inc., Deutsche Bank Securities Inc. and UBS Securities LLC.(19)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(7)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(5)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement thereunder.(2)*
10.8	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(7)*
10.9	Amended and Restated 2007 Equity Incentive Plan.(16)*
10.10	Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.(18)*
10.11	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan. (18)*
10.12	Executive Incentive Bonus Plan.(16)*
10.13	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.14	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.15	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.16	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)

10.17	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(6)
10.18	Voting Agreement, by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(5)
10.19	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
10.20	Working Capital Facility Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. And Amkor Assembly and Test (Shanghai) Co., Ltd.(9)
10.21	Real Property Mortgage Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. and Amkor Assembly and Test (Shanghai) Co., Ltd.(9)
10.22
Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(17)

10.23	Credit Facility Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(12)
10.24	Additional Agreement, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc.(12)
10.25	General Terms and Conditions for Bank Credit Transactions, dated May 24, 2010, between Woori Bank and Amkor Technology Korea, Inc.(12)
10.26	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(12)
10.27	Kun-Guarantee, dated May 24, 2010, by and between Amkor Technology, Inc. and Woori Bank.(12)
10.28	Credit Facility Agreement, dated March 20, 2012, by and between Amkor Technology Korea, Inc. and Woori Bank.(15)
10.29	General Terms and Conditions for Bank Credit Transactions, dated March 20, 2012, between Woori Bank and Amkor Technology Korea, Inc.(15)
10.30	Loan Agreement, dated June 28, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(17)
10.31	Factory Mortgage Agreement, dated June 28, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(17)
10.32	Loan Agreement, dated November 23, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(20)
10.33	Form of Amendment to Factory Mortgage Agreement, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(20)
10.34	Severance Agreement and Release, dated May 23, 2011, by and between James Fusaro and Amkor Technology, Inc.(14)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Kenneth T. Joyce, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.

**
This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 7, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 6, 2009.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 5, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2011.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 4, 2011.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 23, 2012.
(16)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 5, 2012.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2012.
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2012.
(19)	Incorporated by reference to the Company's Current Report on Form 8-K filed September 21, 2012.
(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed November 27, 2012.