Form 10-Q
period 2013-03-31
AMKOR TECHNOLOGY INC
filed 2013-05-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 26, 2013 was 153,166,190.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net sales	$687,529	$655,010
Cost of sales	572,576	550,029
Gross profit	114,953	104,981
Operating expenses:
Selling, general and administrative	59,559	57,255
Research and development	14,306	13,425
Total operating expenses	73,865	70,680
Operating income	41,088	34,301
Other expense (income):
Interest expense	22,078	18,586
Interest expense, related party	3,492	3,492
Interest income	(827)	(889)
Foreign currency (gain) loss, net	(1,166)	790
Equity in earnings of unconsolidated affiliate	(55)	(1,988)
Other income, net	(229)	(634)
Total other expense, net	23,293	19,357
Income before income taxes	17,795	14,944
Income tax expense	4,029	3,362
Net income	13,766	11,582
Net (income) loss attributable to noncontrolling interests	(384)	192
Net income attributable to Amkor	$13,382	$11,774
Net income attributable to Amkor per common share:
Basic	$0.09	$0.07
Diluted	$0.07	$0.06
Shares used in computing per common share amounts:
Basic	152,411	167,866
Diluted	235,087	250,688

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$13,766	$11,582
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of $58 and ($35)	142	1,347
Cumulative translation adjustment, net of tax of $1,289 and $915	(4,252)	(2,769)
Total other comprehensive loss	(4,110)	(1,422)
Comprehensive income	9,656	10,160
Comprehensive (income) loss attributable to noncontrolling interests	(384)	192
Comprehensive income attributable to Amkor	$9,272	$10,352

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$466,702	$413,048
Restricted cash	2,680	2,680
Accounts receivable:
Trade, net of allowances	379,370	389,699
Other	2,853	13,098
Inventories	235,330	227,439
Other current assets	45,778	45,444
Total current assets	1,132,713	1,091,408
Property, plant and equipment, net	1,825,161	1,819,969
Intangibles, net	4,226	4,766
Investments	35,560	38,690
Restricted cash	2,248	2,308
Other assets	74,823	68,074
Total assets	$3,074,731	$3,025,215
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$—	$—
Trade accounts payable	432,599	439,663
Accrued expenses	232,185	212,964
Total current liabilities	664,784	652,627
Long-term debt	1,353,000	1,320,000
Long-term debt, related party	225,000	225,000
Pension and severance obligations	135,578	139,379
Other non-current liabilities	19,475	21,415
Total liabilities	2,397,837	2,358,421
Commitments and contingencies (Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 197,758 and 197,709 shares issued, and 152,427 and 152,397 shares outstanding, in 2013 and 2012, respectively	198	198
Additional paid-in capital	1,614,677	1,614,143
Accumulated deficit	(743,262)	(756,644)
Accumulated other comprehensive income	7,131	11,241
Treasury stock, at cost, 45,331 and 45,312 shares in 2013 and 2012, respectively	(211,073)	(210,983)
Total Amkor stockholders’ equity	667,671	657,955
Noncontrolling interests in subsidiaries	9,223	8,839
Total equity	676,894	666,794
Total liabilities and equity	$3,074,731	$3,025,215
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$13,766	$11,582
Depreciation and amortization	97,148	88,446
Other operating activities and non-cash items	(840)	(1,772)
Changes in assets and liabilities	(11,400)	(42,150)
Net cash provided by operating activities	98,674	56,106
Cash flows from investing activities:
Purchases of property, plant and equipment	(112,543)	(121,087)
Proceeds from the sale of property, plant and equipment	24,614	621
Payments from unconsolidated affiliate	8,843	7,914
Other investing activities	(249)	1,683
Net cash used in investing activities	(79,335)	(110,869)
Cash flows from financing activities:
Borrowings under short-term debt	—	20,000
Payments of short-term debt	—	(15,000)
Proceeds from issuance of long-term debt	33,000	158,742
Payments of long-term debt	—	(156,357)
Payments for repurchase of common stock	—	(4,505)
Proceeds from the issuance of stock through share-based compensation plans	—	69
Payments of tax withholding for restricted shares	(90)	(353)
Net cash provided by financing activities	32,910	2,596
Effect of exchange rate fluctuations on cash and cash equivalents	1,405	(1,332)
Net increase (decrease) in cash and cash equivalents	53,654	(53,499)
Cash and cash equivalents, beginning of period	413,048	434,631
Cash and cash equivalents, end of period	$466,702	$381,132

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2012, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the SEC on March 8, 2013. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

2.    New Accounting Standards

Recently Adopted Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This ASU is effective for reporting periods beginning after December 15, 2012. ASU 2013-02 was adopted on January 1, 2013 and did not have a significant impact on our financial statements.

Recently Issued Standards

In March 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (Topic 405). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for reporting periods beginning after December 15, 2013. ASU 2013-04 is not expected to have a significant effect on our financial statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830). ASU 2013-05 provides guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This ASU is effective for reporting periods beginning after December 15, 2013. ASU 2013-05 may affect our financial statements to the extent we have transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

3.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Stock options	$104	$390
Restricted shares	430	412
Total share-based compensation expense	$534	$802

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Selling, general and administrative	$466	$699
Research and development	68	103
Total share-based compensation expense	$534	$802

There is no corresponding deferred income tax benefit for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2013:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	4,893	$9.52
Granted	20	4.68
Exercised	—	—
Forfeited or expired	(565)	10.58
Outstanding at March 31, 2013	4,348	$9.35	2.68	$22
Fully vested and expected to vest at March 31, 2013	4,346	$9.36	2.68	$22
Exercisable at March 31, 2013	4,128	$9.55	2.37	$22

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following assumptions were used to calculate weighted average fair values of the options granted in the three months ended March 31, 2013:

Expected life	6 years
Risk-free interest rate	1.1%
Volatility	61%
Dividend yield	—
Weighted average grant-date fair value per option granted	$2.62

The intrinsic value of options exercised for the three months ended March 31, 2012 was less than $0.1 million. For the three months ended March 31, 2012, cash received for option exercises was $0.1 million. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $0.4 million as of March 31, 2013, which is expected to be recognized over a weighted-average period of 1.6 years beginning April 1, 2013. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2013:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2012	816	$5.61
Awards granted	—	—
Awards vested	(49)	7.11
Awards forfeited	(13)	5.74
Nonvested at March 31, 2013	754	$5.51

The fair value of shares vested during the three months ended March 31, 2013 was $0.2 million.

Unrecognized compensation cost, including a forfeiture estimate, was $3.3 million as of March 31, 2013, which is expected to be recognized over a weighted average period of approximately 2.8 years years beginning April 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.    Income Taxes

Our income tax expense of $4.0 million for the three months ended March 31, 2013, primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At March 31, 2013, we had U.S. net operating loss carryforwards totaling $367.6 million, which expire at various times through 2031. Additionally, at March 31, 2013, we had $83.5 million of non-U.S. net operating loss carryforwards, which expire at various times through 2023.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our gross unrecognized tax benefits increased from $8.2 million at December 31, 2012, to $8.7 million as of March 31, 2013, primarily because of a $0.5 million addition related to the application of a law change in a foreign jurisdiction. At March 31, 2013, $6.5 million of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income attributable to Amkor	$13,382	$11,774
Income allocated to participating securities	(66)	(38)
Net income available to Amkor common stockholders	13,316	11,736
Adjustment for dilutive securities on net income:
Net income allocated to participating securities in basic calculation	66	38
Interest on 6.0% convertible notes due 2014, net of tax	4,026	4,026
Net income attributable to Amkor — diluted	$17,408	$15,800

Weighted average shares outstanding — basic	152,411	167,866
Effect of dilutive securities:
Stock options and restricted share awards	18	164
6.0% convertible notes due 2014	82,658	82,658
Weighted average shares outstanding — diluted	235,087	250,688
Net income attributable to Amkor per common share:
Basic	$0.09	$0.07
Diluted	0.07	0.06

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Stock options and restricted share awards	4,236	4,408
Total potentially dilutive shares	4,236	4,408

6.    Equity and Accumulated Other Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2012	$657,955	$8,839	$666,794
Net income	13,382	384	13,766
Other comprehensive loss	(4,110)	—	(4,110)
Treasury stock acquired through surrender of shares for tax withholding	(90)	—	(90)
Share-based compensation expense	534	—	534
Equity at March 31, 2013	$667,671	$9,223	$676,894

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2011	$693,266	$7,955	$701,221
Net income	11,774	(192)	11,582
Other comprehensive loss	(1,422)	—	(1,422)
Issuance of stock through employee share-based compensation plans	69	—	69
Treasury stock acquired through surrender of shares for tax withholding	(353)	—	(353)
Share-based compensation expense	802	—	802
Repurchase of common stock	(4,505)	—	(4,505)
Equity at March 31, 2012	$699,631	$7,763	$707,394

The following table reflects the changes in accumulated other comprehensive income, net of tax:

	Defined Benefit Pension	Foreign Currency	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,614	$11,241
Other comprehensive loss before reclassifications	—	(4,252)	(4,252)
Amounts reclassified from accumulated other comprehensive (loss) income	142	—	142
Other comprehensive income (loss)	142	(4,252)	(4,110)
Accumulated other comprehensive (loss) income at March 31, 2013	$(5,231)	$12,362	$7,131

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2011	$(10,510)	$21,359	$10,849
Other comprehensive income (loss) before reclassifications	1,294	(2,769)	(1,475)
Amounts reclassified from accumulated other comprehensive (loss) income	53	—	53
Other comprehensive income (loss)	1,347	(2,769)	(1,422)
Accumulated other comprehensive (loss) income at March 31, 2012	$(9,163)	$18,590	$9,427

Amounts reclassified out of accumulated other comprehensive income are included as a component of net periodic pension cost (Note 13).

7.    Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials and purchased components	$175,165	$166,691
Work-in-process	60,165	60,748
Total inventories	$235,330	$227,439

8.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Land	$103,992	$106,338
Land use rights	19,945	19,945
Buildings and improvements	876,341	904,919
Machinery and equipment	3,387,447	3,332,855
Software and computer equipment	188,287	191,132
Furniture, fixtures and other equipment	17,312	19,194
Construction in progress	34,621	24,670
	4,627,945	4,599,053
Less accumulated depreciation and amortization	(2,802,784)	(2,779,084)
Total property, plant and equipment, net	$1,825,161	$1,819,969

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million, net of selling costs of $1.2 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of sales	$89,167	$80,097
Selling, general and administrative	4,136	5,107
Research and development	2,995	2,080
Total depreciation expense	$96,298	$87,284

The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Property, plant and equipment additions	$124,270	$123,935
Net change in related accounts payable and deposits	(11,727)	(2,848)
Purchases of property, plant and equipment	$112,543	$121,087

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We made a non-refundable deposit of ₩10.9 billion (approximately $10 million) at signing with two remaining payments of ₩43.4 billion (approximately $39 million) and ₩54.2 billion (approximately $49 million) due in August 2013 and November 2013, respectively. As of March 31, 2013, the deposit is recorded in other assets on our Consolidated Balance Sheets.

9.    Intangible Assets

Intangibles as of March 31, 2013, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,473	$(19,921)	$2,552
Customer relationships	8,000	(6,326)	1,674
Total intangibles	$30,473	$(26,247)	$4,226

Intangibles as of December 31, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,169	$(19,636)	$2,533
Customer relationships	8,000	(5,767)	2,233
Total intangibles	$30,169	$(25,403)	$4,766

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization of identifiable intangible assets for the three months ended March 31, 2013 and 2012 was $0.8 million and $1.2 million, respectively. Future amortization at March 31, 2013 is estimated as follows:

(In thousands)
2013 remaining	$2,560
2014	704
2015	411
2016	190
2017	152
Thereafter	209
Total amortization	$4,226

10.    Investments

Investments consist of the following:

	March 31, 2013		December 31, 2012
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$35,560	30.0%	$38,690	30.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices Corporation ("J-Devices"). In April 2013, we completed the exercise of our option to increase our ownership interest of J-Devices from 30% to 60% for an aggregate purchase price of ¥6.7 billion (approximately $67 million). J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba.

At March 31, 2013, our investment includes our 30% equity interest and options to acquire additional equity interests. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell their shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices fails to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

J-Devices is a separate business and is not integrated with our Japan-based businesses. The governance provisions currently applicable to J-Devices restrict our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices under U.S. GAAP using the equity method of accounting and will continue to account for J-Devices under the equity method of accounting after increasing our ownership interest to 60% in April 2013 as discussed above.

Under the equity method of accounting, we recognize our proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. In addition, we record equity method adjustments as a change in our investment in unconsolidated affiliate. These

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adjustments include the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment, as well as other adjustments required by the equity method. For the three months ended March 31, 2013 and 2012, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $0.1 million and $2.0 million, respectively.

In conjunction with entering into the joint venture, one of our subsidiaries in Japan purchased packaging and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which was accounted for as a direct financing lease. At the end of the lease in October 2012, J-Devices exercised an option to purchase the remaining packaging and test equipment for ¥761.4 million. In January 2013, we received payment of ¥761.4 million (approximately $8.8 million) for the purchased equipment.

11.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Payroll and benefits	$60,531	$56,651
Deferred revenue and customer advances	48,296	52,773
Accrued interest	41,378	19,048
Accrued royalties (Note 16)	33,324	33,324
Income taxes payable	11,486	8,341
Accrued severance plan obligations (Note 13)	10,078	9,516
Other accrued expenses	27,092	33,311
Total accrued expenses	$232,185	$212,964

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license arbitration (Note 16).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2013	December 31, 2012
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	300,000	300,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014, $150 million related party	250,000	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.33%, due June 2013	—	—
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	100,000	100,000
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017	150,000	137,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (1)	10,000	—
Term loan, LIBOR plus 3.70%, due December 2019 (2)	23,000	13,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (3)	—	—
	1,578,000	1,545,000
Less: Short-term borrowings and current portion of long-term debt	—	—
Long-term debt (including related party)	$1,578,000	$1,545,000

(1)
In March 2013, Amkor Technology Korea, Inc. (“ATK”), a subsidiary in Korea, entered into a loan agreement with a Korean bank pursuant to which ATK may borrow up to $150.0 million for a term of four and a half years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable in quarterly installments of $5.0 million each starting in December 2014, with the remaining balance due at maturity. Interest is paid quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.58% as of March 31, 2013). As of March 31, 2013, $140.0 million was available to be borrowed for capital expenditures.

(2)
In November 2012, ATK entered into a loan agreement with a Korean Bank pursuant to which ATK may borrow up to $100.0 million by November 2013 for a term of seven years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable upon maturity. Interest is payable quarterly in arrears, at LIBOR plus 3.70% (4.00% as of March 31, 2013). As of March 31, 2013, $77.0 million was available to be borrowed for capital expenditures.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. The credit facility bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus a bank-determined spread. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of March 31, 2013, $39.0 million was available to be drawn for general corporate purposes and capital expenditures.

In April 2013, ATK entered into a loan agreement with a Korean bank pursuant to which ATK may borrow up to $150.0 million for a term of three years for working capital and the repayment of inter-company debt. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable at maturity. Interest is due quarterly beginning three months after the first draw down date. Interest is payable at a rate of LIBOR plus 3.80%.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our senior and senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of March 31, 2013.

13.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,474	$1,701
Interest cost	775	821
Expected return on plan assets	(911)	(783)
Amortization of transition obligation	2	2
Amortization of prior service cost	49	70
Recognized actuarial loss	33	51
Net periodic pension cost	1,422	1,862
Curtailment loss	—	1,089
Settlement gain	—	(100)
Total pension expense	$1,422	$2,851

For the three months ended March 31, 2012, we recognized net curtailment and settlement losses of $1.0 million, resulting from the remeasurement of our defined benefit plan in Japan due to reductions in workforce (Note 18).

For the three months ended March 31, 2013, we contributed $0.1 million to the defined benefit pension plans. We expect to contribute approximately $2.3 million to the pension plans during the remainder of 2013.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Korean Severance Plan

Our subsidiary in Korea participates in an accrued severance plan that covers employees with at least one year of service. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities.

The provision recorded for severance benefits for the three months ended March 31, 2013 and 2012, was $5.5 million and $0.4 million, respectively. The balance of our Korean severance obligation consists of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Current (Accrued expenses)	$10,078	$9,516
Non-current (Pension and severance obligations)	113,936	116,997
Total Korean severance obligation	$124,014	$126,513

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

During the three months ended March 31, 2013, we made no purchases under the stock repurchase program. During the three months ended March 31, 2012, we purchased 1.0 million shares of common stock for an aggregate purchase price of $4.5 million, net of less than $0.1 million of commissions, for an average price of $4.62. At March 31, 2013, there were no unsettled shares, and there was approximately $91.6 million available to repurchase common stock pursuant to the stock repurchase program.

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

Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds, restricted cash money market funds and foreign currency forward contracts. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

Our forward contracts are not traded on an exchange and are therefore valued using conventional calculations or models that are primarily based on observable inputs such as foreign currency exchange rates. During the three months ended March 31, 2013, we entered into foreign currency forward contracts to serve as an economic hedge for the payments related to the agreement to purchase land in Korea (See Note 8). The forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these forward contracts are recorded immediately in earnings in foreign currency (gain) loss, net in our Consolidated Statements of Income. As of March 31, 2013, the total notional value was $88.7 million. The fair value of the forward contracts at March 31, 2013 results in a liability of $1.5 million and is recorded in accrued expenses in our Consolidated Balance Sheets.

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. For the three months ended March 31, 2013 and 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Recurring fair value measurements:
Assets:
Cash equivalent money market funds (Level 1)	$214,370	$151,066
Restricted cash money market funds (Level 1)	2,680	2,680
Liabilities:
Foreign currency forward contracts (Level 2)	1,457	—

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$516	$868

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$481	$235

For the three months ended March 31, 2013 and 2012, all impairment losses on property, plant and equipment were recorded in cost of sales.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,077,042	$1,045,000	$1,061,945	$1,045,000
Convertible senior subordinated notes (Level 1)	350,525	250,000	371,975	250,000
Subsidiary revolvers and term loans (Level 2)	270,443	283,000	269,200	250,000
Total debt	$1,698,010	$1,578,000	$1,703,120	$1,545,000

The estimated fair value of the debt is based primarily on quoted market prices reported on or near the respective balance sheet dates for our senior and senior subordinated notes. The estimated fair value for the debt of our subsidiaries was calculated using a discounted cash flow analysis, which utilized market based assumptions including bond and credit default swap indices and was adjusted for credit risk.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of March 31, 2013, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

In accordance with the accounting guidance for loss contingencies, including legal proceedings, lawsuits, pending claims and other legal matters, we accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

During 2012, we recorded a charge of $56.0 million based on our estimates of the damages and interest due to date in respect of the Second Tessera Arbitration. We believe that $56.0 million of damages and interest is a reasonable estimate of the low end of the possible range of loss up to the amount claimed by Tessera. Because we believe that no amount in the range

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

constitutes a better estimate than any other amount, we recorded the $56.0 million estimate. Of the total charge, $50.0 million was recorded as cost of goods sold and $6.0 million was recorded as interest expense. The ultimate amount of damages and interest is subject to determination by the panel based on a number of complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by the panel, overlaps among the packages, the final date through which royalties are applicable and other factors. The final award could be more than the amount recognized, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award.

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

On August 22, 2012, the Federal Circuit issued a favorable ruling in Amkor's appeal in its patent infringement case against Carsem before the ITC. In its ruling, the Federal Circuit reversed the ITC's determination of invalidity on the 277 Patent, and remanded the matter to the ITC for further proceedings consistent with its opinion. On October 5, 2012, Carsem filed a Petition for Rehearing requesting the Federal Circuit to vacate its decision and affirm the ITC's determination of no violation of Section 337 of the Tariff Act. The Federal Circuit denied Carsem's petition on December 7, 2012, and remanded the matter to the ITC for further action consistent with its August 22, 2012 ruling.

In September 2012, Carsem, Inc. filed requests for Inter Partes Reexamination of the 277 Patent with the United States Patent and Trademark Office (“Patent Office”). In December 2012, the Patent Office granted the requests for Reexamination. On January 10, 2012, the Patent Office issued an Office Action rejecting all of the 277 Patent claims over certain prior art references. Amkor believes that all of the 277 Patent claims are valid and filed a response to the Office Action in March 2013.

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

	Packaging	Test	Other	Total
	(In thousands)
Three months ended March 31, 2013
Net sales	$593,375	$94,154	$—	$687,529
Depreciation expense	61,652	27,515	—	89,167
Gross profit	83,501	31,452	—	114,953
Capital additions	63,663	40,166	20,441	124,270
Three months ended March 31, 2012
Net sales	$581,511	$73,499	$—	$655,010
Depreciation expense	57,920	22,177	—	80,097
Gross profit	87,303	17,678	—	104,981
Capital additions	53,551	49,082	21,302	123,935
Gross property, plant and equipment
March 31, 2013	$3,412,124	$1,100,370	$115,451	$4,627,945
December 31, 2012	3,372,071	1,076,513	150,469	4,599,053

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2012	$1,607
Charges	4,021
Cash Payments	(1,638)
Non-cash Amounts	31
Accrual at March 31, 2013	$4,021

Employee Separation Costs
(In thousands)
Accrual at December 31, 2011	$—
Charges	7,160
Cash Payments	(3,398)
Non-cash Amounts	(1,066)
Accrual at March 31, 2012	$2,696

Early Retirement Program

During the three months ended March 31, 2013, we reduced our workforce by approximately 50 employees at our manufacturing operations in Korea. We recorded $4.0 million in charges for one-time termination benefits, of which $3.5 million, $0.2 million and $0.3 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts accrued at March 31, 2013, are classified as current liabilities.

Reductions in Force

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments including expenditures in 2013 and beyond for a new facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of capacity utilization rates on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and other corporate purposes, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to implementation of a new enterprise resource planning (“ERP”) system and other systems, (16) funding for any payments due in conjunction with our litigation with Tessera, (17) the possible acquisition of Toshiba's packaging operation in Malaysia, and (18) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2013, and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

Our net sales increased $32.5 million or 5.0% to $687.5 million for the three months ended March 31, 2013, from $655.0 million for the three months ended March 31, 2012. The increase was driven by a $20.7 million or 28.1% increase in test net sales as well as a $11.9 million or 2.0% increase in packaging net sales. The increases in test and packaging net sales were driven by strong demand for test, flip chip and wafer-level processing services supporting mobile communications products and our recent investments in these areas. These increases were partially offset by a decrease in packaging net sales related to wirebond products for the consumer and computing end markets.

Gross margin for the three months ended March 31, 2013, increased to 16.7% from 16.0% for the three months ended March 31, 2012. The increase was driven by higher net sales of test, flip chip and wafer-level processing services supporting mobile communications products, partially offset by weakness in demand for wirebond products for the consumer and computing end markets.

We operate in a capital intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings.

Driven by strong customer demand for services supporting mobile communications products, our capital additions totaled $124.3 million or 18.1% of net sales for the three months ended March 31, 2013, compared to $123.9 million or 18.9% of net sales for the three months ended March 31, 2012. During the three months ended March 31, 2013, 51.2% of our capital additions were made in packaging, 32.3% in test and 16.5% in research and development and infrastructure projects. During the three months ended March 31, 2012, 43.2% of our capital additions were made in packaging, 39.6% in test and 17.2% in research and development and infrastructure projects.

Net cash provided by operating activities was $98.7 million for the three months ended March 31, 2013, compared to $56.1 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we experienced negative free cash flow of $13.9 million, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to mobile communications. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Materials	42.5%	44.9%
Labor	14.8%	14.0%
Other manufacturing costs	26.0%	25.1%
Gross margin	16.7%	16.0%
Depreciation and amortization	14.1%	13.5%
Operating income	6.0%	5.2%
Income before income taxes	2.6%	2.3%
Net income attributable to Amkor	1.9%	1.8%

Net Sales

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Net sales	$687,529	$655,010	$32,519	5.0%
Packaging net sales	593,375	581,511	11,864	2.0%
Test net sales	94,154	73,499	20,655	28.1%

Net Sales. Net sales in the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012, as a result of higher net sales of our test and packaging services.

Packaging Net Sales. Packaging net sales in the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012. The increase was primarily driven by strong demand for flip chip and wafer-level processing services supporting mobile communications products, such as 28 nanometer chipsets and power management and connectivity applications. Our investments supporting mobile communications have provided opportunities to take advantage of the significant growth in this end market. The increase in net sales was partially offset by weakness in wirebond products in the consumer end market, including home electronics and gaming. Net sales were also partially offset by weakness in wirebond products in the computing end market as some of the business we gained in the prior year from customers whose supply chains were disrupted by the flooding in Thailand shifted back to their original suppliers. Packaging unit volume increased 0.4 billion units to 2.3 billion units during the three months ended March 31, 2013, compared to 1.9 billion units during the three months ended March 31, 2012, primarily due to an increase in wafer-level processing and certain wirebond services.

Test Net Sales. Test net sales in the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012. The increase was attributable to higher test services for mobile communications products and our recent investments in these areas.

Cost of Sales

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Cost of sales	$572,576	$550,029	$22,547	4.1%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales decreased to 42.5% for the three months ended March 31, 2013, from 44.9% for the three months ended March 31, 2012. The decrease as a percentage of sales was primarily due to increased net sales related to test services and wafer-level processing services, which have lower material costs as a percentage of net sales.

Labor costs as a percentage of net sales increased to 14.8% for the three months ended March 31, 2013, from 14.0% for the three months ended March 31, 2012. Labor costs as a percentage of sales, and in absolute dollars, increased primarily due to increased headcount and compensation expense at certain foreign manufacturing locations and unfavorable foreign currency exchange rate movements as substantially all of our manufacturing operations' workforce is paid in local currencies.

Other manufacturing costs as a percentage of net sales increased to 26.0% for the three months ended March 31, 2013, from 25.1% for the three months ended March 31, 2012. The increase in other manufacturing costs as a percentage of sales, and in absolute dollars, was attributable to increased depreciation expense due to our continued investments in property, plant and equipment to service the demand of our customers.

Gross Profit

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Gross profit	$114,953	$104,981	$9,972
Gross margin	16.7%	16.0%	0.7%

Gross profit and gross margin for the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012. The increase was driven by higher net sales of test services and flip chip and wafer-level processing services supporting mobile communications, partially offset by weakness in demand for wirebond products in the consumer and computing end markets.

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Packaging gross profit	$83,501	$87,303	$(3,802)
Packaging gross margin	14.1%	15.0%	(0.9)%

Packaging Gross Profit. Gross profit and gross margin for packaging net sales for the three months ended March 31, 2013, decreased compared to the three months ended March 31, 2012. The decrease in gross profit and gross margin was primarily due to weakness in demand for wirebond products in the consumer end market, including home electronics and gaming. The decrease in gross profit and gross margin was also attributable to weakness in demand for wirebond products in the computing end market as some of the business we gained in the prior year from customers whose supply chains were disrupted by the flooding in Thailand shifted back to their original suppliers. The decreases were partially offset by higher net sales of flip chip and wafer-level processing services supporting mobile communications.

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Test gross profit	$31,452	$17,678	$13,774
Test gross margin	33.4%	24.1%	9.3%

Test Gross Profit. Gross profit and gross margin for test net sales for the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012. The increase in gross profit and margin was driven by higher test net sales. Costs of sales for test services are primarily fixed in nature and have relatively low material content. Accordingly, increases in net sales or utilization generally result in increased gross profit and gross margin due to the high degree of operating leverage for these services.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Selling, general and administrative	$59,559	$57,255	$2,304	4.0%

Selling, general and administrative expenses for the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012. The increase was mainly attributable to higher professional fees.

Research and Development

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Research and development	$14,306	$13,425	$881	6.6%

Research and development activities are focused on developing new packaging interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including embedded die, silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer-level processing. The increase in research and development expenses for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily attributable to increased depreciation from research and development capital additions as a result of our continued investment in research and development initiatives.

Other Expense, Net

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Interest expense, net	$24,743	$21,189	$3,554	16.8%
Foreign currency (gain) loss, net	(1,166)	790	(1,956)	247.6%
Equity in earnings of unconsolidated affiliate	(55)	(1,988)	1,933	(97.2)%
Other income, net	(229)	(634)	405	(63.9)%
Total other expense, net	$23,293	$19,357	$3,936	20.3%

Interest expense for the three months ended March 31, 2013, increased compared to the three months ended March 31, 2012, due to additional interest expense from higher levels of long-term debt. Our equity in earnings of unconsolidated affiliate for the three months ended March 31, 2013, decreased compared to the three months ended March 31, 2012, due to the lower net income of J-Devices. These increases in other expense, net were partially offset by foreign currency gains during the three months ended March 31, 2013, at one of our subsidiaries in Japan due to favorable exchange rate movements.

Income Tax Expense

	For the Three Months Ended March 31,
	2013	2012	Change
	(In thousands, except percentages)
Income tax expense	$4,029	$3,362	$667	19.8%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense for the three months ended March 31, 2013 and 2012, was attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes.

During 2013, our subsidiaries in Korea, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will be subject to higher statutory income tax rates.

At March 31, 2013, we had U.S. net operating loss carryforwards totaling $367.6 million, which expire at various times through 2031. Additionally, at March 31, 2013, we had $83.5 million of non-U.S. net operating loss carryforwards, which expire at various times through 2023. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized. As the trend of taxable operating results at one of our foreign jurisdictions has been improving over the past year, we believe a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion to release up to $10.4 million of the valuation allowance maintained in this jurisdiction as of March 31, 2013.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of March 31, 2013, we had cash and cash equivalents of $466.7 million, $1,578.0 million of debt and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $80.0 million available to be drawn under secured revolving credit facilities for general corporate purposes and capital expenditures and $217.0 million available to be borrowed under secured term loan credit facilities for capital expenditures.

Included in our cash balance as of March 31, 2013, is $246.1 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $124.0 million as of March 31, 2013.

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of the pending arbitration relating to Amkor's license agreement with Tessera. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments due in connection with our litigation with Tessera.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant capital investments, which are generally made in advance of the related revenues and without any firm customer commitments. Additionally, we recently announced the exercise of our option to increase our ownership interest of J-Devices and resumption of discussions with Toshiba regarding the possible acquisition of Toshiba Electronics Malaysia Sdn. Bhd. We refer you to "Investments" below for further discussion.

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million, net of selling costs of $1.2 million.

Our $250.0 million Convertible Senior Subordinated Notes ("2014 Notes") mature in April 2014. The 2014 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of $3.02 per share. Although the trading price of our common stock is currently above the conversion price, there can be no assurance that holders of the notes will convert their notes into shares of common stock rather than be paid at maturity. Our scheduled principal repayments include an additional $5.0 million due in 2014, $105.0 million due in 2015, $150.0 million due in 2017 and $1,068.0 million due thereafter. In April 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million for a term of three years for working capital and the repayment of inter-company debt. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes. We were in compliance with all of our debt covenants at March 31, 2013, and expect to remain in compliance with these covenants for at least the next twelve months.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise and is subject to the terms of our indentures and other debt agreements, market conditions and other factors.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. We did not purchase any stock under the plan for the three months ended March 31, 2013. Since inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million, net of $0.9 million of commissions. At March 31, 2013, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

Investments

We expect that our 2013 capital additions will be approximately $525 million, in addition to $150 million of spending for the acquisition of land and preparation for construction relating to our new factory and research and development center in

Korea. We refer you below for further discussion. Our expected capital additions for 2013 primarily support customer demand for packaging and test services related to mobile communications. During the three months ended March 31, 2013, our capital additions were $124.3 million. Of this total, approximately 51.2% of our capital additions were made in packaging, 32.3% in test and 16.5% in research and development and infrastructure projects. Ultimately, the amount of our 2013 capital additions will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The land purchase price is ₩108.5 billion (approximately $98 million), payable in installments over ten months. We made a nonrefundable deposit of ₩10.9 billion (approximately $10 million) at signing with two remaining payments of ₩43.4 billion (approximately $39 million) and ₩54.2 billion (approximately $49 million) due in August 2013 and November 2013, respectively. Over the next several years, we expect to spend a total of approximately $300 million for the construction of the facility. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. There can be no assurance that the new facility project will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

In April 2013, we completed the exercise of our option to increase our ownership interest of J-Devices, a joint venture to provide semiconductor packaging and test services in Japan, from 30% to 60% for an aggregate purchase price of ¥6.7 billion (approximately $67 million). We also have options to acquire additional equity interests in J-Devices. The options are exercisable at our discretion and permit us to increase our percentage ownership of J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell their shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices fails to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is to be determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

In addition, we have resumed discussions with Toshiba regarding the possible acquisition of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s semiconductor packaging operation in Malaysia. Although any transaction is subject to the satisfactory conclusion of due diligence, negotiation and signing of definitive agreements and receipt of any necessary government approvals. The final purchase price has not yet been determined, but we currently expect to pay around ¥7.2 billion (approximately $72 million) in cash, plus a license royalty to be determined, and provide additional working capital for the business following closing.

We are subject to risks associated with our capital additions, including those discussed in Part II, Item 1A of this Quarterly Report. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Property, plant and equipment additions	$124,270	$123,935
Net change in related accounts payable and deposits	(11,727)	(2,848)
Purchases of property, plant and equipment	$112,543	$121,087

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2013 - Remaining	2014	2015	2016	2017	Thereafter
	(In thousands)
Total debt	$1,578,000	$—	$255,000	$105,000	$—	$150,000	$1,068,000
Scheduled interest payment obligations (1)	620,726	94,813	90,228	79,266	78,338	75,165	202,916
Purchase obligations (2)	123,662	123,662	—	—	—	—	—
Operating lease obligations	28,185	8,522	8,474	5,898	1,242	1,148	2,901
Severance obligations (3)	124,014	10,062	8,559	7,926	7,331	6,775	83,361
Total contractual obligations	$2,474,587	$237,059	$362,261	$198,090	$86,911	$233,088	$1,357,178

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2013, for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at March 31, 2013.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2013, include:

•
$21.6 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $2.3 million to the defined benefit pension plans during the remainder of 2013.

•
$0.8 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended March 31, 2013, there have been no significant changes in our critical accounting policies as reported in our 2012 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash Flows

Cash provided by operating activities was $98.7 million for the three months ended March 31, 2013, compared to cash provided by operating activities of $56.1 million for the three months ended March 31, 2012. We experienced negative free cash flow of $13.9 million for the three months ended March 31, 2013, primarily due to our capital purchases to support customer demand for packaging and test services related to mobile communications.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013 and 2012, were as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities	$98,674	$56,106
Investing activities	(79,335)	(110,869)
Financing activities	32,910	2,596

Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2013, increased by $42.6 million compared to the three months ended March 31, 2012. Operating income for the three months ended March 31, 2013, adjusted for depreciation and amortization, other operating activities and non-cash items, increased by $16.4 million compared to the three months ended March 31, 2012. The increase is primarily attributable to increased gross profit and the related increase in operating income.

Changes in assets and liabilities decreased operating cash flow by $11.4 million for the three months ended March 31, 2013, primarily as a result of a decrease in accounts payable. For the three months ended March 31, 2012, changes in assets and liabilities decreased operating cash flows by $42.2 million due to an increase in accounts receivable from December 31, 2011.

Investing activities:   Our cash flows used in investing activities for the three months ended March 31, 2013, decreased by $31.5 million. The decrease in the three months ended March 31, 2013, was primarily due to an increase in proceeds from the sale of property, plant and equipment relating to the sale of office space and land located in Chandler, Arizona in January 2013 for $22.8 million, net of selling costs of $1.2 million, and a decrease in purchases of property, plant and equipment.

Financing activities:   Our cash flows provided by financing activities for the three months ended March 31, 2013, increased by $30.3 million. The net cash provided by financing activities for the three months ended March 31, 2013, primarily resulted from borrowings in accordance with the loan agreements at our subsidiary in Korea, totaling $33.0 million.

The net cash provided by financing activities for the three months ended March 31, 2012, consisted primarily of borrowings of $178.7 million offset by $171.4 million of foreign debt repayments and the repurchase of $4.5 million of common stock under our authorized stock repurchase program.

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

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$98,674	$56,106
Purchases of property, plant and equipment	(112,543)	(121,087)
Free cash flow	$(13,869)	$(64,981)

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China, Singapore and Taiwan. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2013, our income before income taxes would have been approximately $8 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2013, approximately 94% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the three months ended March 31, 2013, approximately 62% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the three months ended March 31, 2013, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of March 31, 2013, our operating income would have been approximately $21 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the three months ended March 31, 2013 and 2012, was a net foreign translation loss of $4.3 million and a loss of $2.8 million, respectively, and was recognized as an adjustment to equity through other comprehensive loss.

During the three months ended March 31, 2013, we entered into foreign currency forward contracts to serve as an economic hedge for the payments related to the agreement to purchase land in Korea (See Note 8 and Note 15). We performed a sensitivity analysis of our foreign currency forward contracts to assess the potential impact of fluctuations in exchange rates. Assuming a 10% adverse movement in the exchange rates as of March 31, 2013, our income before income taxes would have been approximately $8 million lower.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of March 31, 2013, we had a total of $1,578.0 million of debt of which 82.1% was fixed rate debt and 17.9% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility, of which no amounts were drawn as of March 31, 2013. As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2013:

	2013 - Remaining	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$250,000	$—	$—	$—	$1,045,000	$1,295,000	$1,427,567
Average interest rate	—%	6.0%	—%	—%	—%	6.8%	6.6%
Variable rate debt (In thousands)	$—	$5,000	$105,000	$—	$150,000	$23,000	$283,000	$270,443
Average interest rate	—%	3.6%	4.0%	—%	4.2%	4.0%	4.1%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we continue to implement an enterprise resource planning system over a multi-year program on a company-wide basis. In addition, we are also implementing a new shop floor system in certain of our factories.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of March 31, 2013, our total debt balance was $1,578.0 million, of which none was classified as a current liability. As of March 31, 2013, we had availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $80.0 million available to be drawn under revolving credit facilities for general corporate purposes and capital expenditures and $217.0 million available to be borrowed under term loans maturing between June 2013 and December 2019 for capital expenditures. Additionally, in April 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million for a term of three years for working capital and the repayment of inter-company debt. The loan is guaranteed by Amkor Technology, Inc. on an unsecured basis. Despite current debt levels, the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. We may consider investments in joint ventures, acquisitions or increased capital additions, which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the three months ended March 31, 2013, we had capital additions of $124.3 million. In 2013, we expect to make capital additions of approximately $525 million and are also planning an additional $150 million of spending for the acquisition of land and preparation for construction related to our previously announced new factory and research and development center in Korea. In total, we expect to spend approximately $300 million over the next several years for the construction of the facility. Ultimately the actual amount of our capital additions for 2013 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt, with $1,578.0 million outstanding at March 31, 2013, none of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including none due in 2013, $255.0 million due in 2014, $105.0 million due in 2015, none due in 2016, $150.0 million due in 2017 and $1,068.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2012, we paid $86.1 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of March 31, 2013, we had cash and cash equivalents of $466.7 million and availability of $149.7 million under our $150.0 million senior secured revolving credit facility which matures in June 2017. Our foreign subsidiaries had $80.0 million available to be drawn under revolving credit facilities for general corporate purposes and capital expenditures and $217.0 million available to be borrowed in accordance with the loan agreements at our subsidiary in Korea, maturing between June 2013 and December 2019 for capital expenditures. Additionally, in April 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million for a term of three years for working capital and the repayment of inter-company debt. The loan is guaranteed by Amkor Technology, Inc. on an unsecured basis.

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

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under their credit commitments to us. For example, we have a $150.0 million senior secured revolving credit facility with three banks in the U.S., in addition to availability under facilities with banks in other countries. If any of these banks are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $124.0 million as of March 31, 2013. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Under the existing Korean plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements in Part I, Item 1 to this Quarterly Report on Form 10-Q.

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

Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility consolidations, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:

•	increasing the scope, geographic diversity and complexity of our operations;

•	conforming an acquired company's standards, practices, systems and controls with our operations;

•	increasing complexity from combining recent acquisitions of an acquired business;

•	unexpected losses of key employees or customers of an acquired business; other difficulties in the assimilation of acquired operations, technologies or products and

•	diversion of management and other resources from other parts of our operations and adverse effects on existing business relationships with customers.

In connection with these activities, we may;

•	use a significant portion of our available cash;

•	issue equity securities, which may dilute the ownership of current stockholders;

•	incur substantial debt;

•	incur or assume known or unknown contingent liabilities and

•	incur large, immediate accounting write offs and face antitrust or other regulatory inquiries or actions.

For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, we have exercised our option to increase our ownership interest in J-Devices from 30% to 60%, which we completed in April 2013, and we have additional options to increase our ownership over time to as much as 80%. As a result we anticipate that we will need to integrate the J-Devices operations with our existing operations. In addition, J-Devices will need to integrate with its operations the acquisitions it has recently completed or has pending. Furthermore, the governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 63.2%, 62.2% and 61.0% of our net sales in the three months ended March 31, 2013, and the years ended December 31, 2012 and 2011, respectively. One customer accounted for more than 10% of our consolidated net sales during the three months ended March 31, 2013. One customer accounted for more than 10% of our consolidated net sales in 2012, and two customers each accounted for more than 10% of our consolidated net sales in 2011.

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

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. During the three months ended March 31, 2013, one customer accounted for 26.8% of our consolidated net sales, representing approximately 24.8% of our packaging net sales and 38.9% of our test net sales. If we were to lose our largest customer, or if it significantly reduced its level of business with us, the loss could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions - We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. For example, we expect that our 2013 capital additions will be approximately $525 million, in addition to $150 million of spending for the acquisition of land and preparation for construction relating to our new factory and research and development center in Korea. Additionally, over the next several years, we expect to spend a total of approximately $300 million for the construction of the facility. The amount of our capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital additions based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital additions may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

For example, the final award pending in the arbitration with Tessera could be more than the amount accrued, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award. Tessera publicly announced its intention to seek an amount in excess of $150 million. In addition, Tessera recently filed a complaint against Amkor in the U.S. District Court for the District of Delaware. There can be no assurance that the termination of the Tessera license agreement will not have a material impact on our ongoing business and customer relationships, including any supply arrangements with customers formerly benefiting from our rights under the terminated license agreement; that the U.S. District Court complaint filed by Tessera will not result in an unfavorable outcome for our company, including an injunction and significant damage award or that there will not be any further disputes with Tessera or others involving our company’s technology or business.

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

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, we compete with companies (including semiconductor foundries) that provide wafer bumping and other advanced packaging solutions that compete with our packaging and test services. For example, one of the major semiconductor foundries, which is substantially larger and has greater financial resources than we do, has expanded, and may continue to expand its operations to include packaging and test services.

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

As of March 31, 2013, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 87.9 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.8 million shares and owns $150.0 million of our 6.0% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) that are convertible into approximately 49.6 million shares of common stock (the “2014 Convert Shares”) at a conversion price of approximately $3.02 per share. If the options are exercised and the 2014 Notes are converted, the Kim family would own an aggregate of approximately 138.3 million shares of our outstanding common stock, which would be approximately 68% of our outstanding common stock if none of the other holders of the 2014 Notes converted or approximately 58% if all of the other holders converted.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2013. We refer you to Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

January 1 - January 31	2,148	$4.44	—	$91,586,032
February 1 - February 28	14,727	4.90	—	91,586,032
March 1 - March 31	1,965	4.06	—	91,586,032
Total	18,840	$4.76	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. At March 31, 2013, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program.

Item 6.        Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Joanne Solomon
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: May 3, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Facility Agreement, dated March 11, 2013 by and between Woori Bank and Amkor Technology Korea, Inc.
10.2	General Terms and Conditions for Bank Credit Transactions, dated March 11, 2013, by and between Woori Bank and Amkor Technology Korea, Inc.
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