Form 10-Q
period 2013-06-30
AMKOR TECHNOLOGY INC
filed 2013-08-02
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 26, 2013 was 217,856,441.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2013 including expenditures for a new facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of net sales or capacity utilization on our gross profit and gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures, the repayment of debt and other corporate purposes, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to implementation of our enterprise resource planning (“ERP”) system and other systems, (16) funding for any payments due in conjunction with our litigation with Tessera and (17) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A of this Quarterly Report. You should read the following discussion in conjunction with Item 1 in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net sales	$746,059	$686,527	$1,433,588	$1,341,537
Cost of sales	607,680	597,207	1,180,256	1,147,236
Gross profit	138,379	89,320	253,332	194,301
Operating expenses:
Selling, general and administrative	65,618	53,489	125,177	110,744
Research and development	14,308	13,867	28,614	27,292
Total operating expenses	79,926	67,356	153,791	138,036
Operating income	58,453	21,964	99,541	56,265
Other expense (income):
Interest expense	23,739	22,452	45,817	41,038
Interest expense, related party	3,192	3,492	6,684	6,984
Interest income	(676)	(828)	(1,503)	(1,717)
Foreign currency loss, net	2,041	1,277	875	2,067
Loss on debt retirement, net	11,619	—	11,619	—
Equity in earnings of unconsolidated affiliate	(1,445)	(892)	(1,500)	(2,880)
Other income, net	(108)	(518)	(337)	(1,152)
Total other expense, net	38,362	24,983	61,655	44,340
Income (loss) before income taxes	20,091	(3,019)	37,886	11,925
Income tax benefit	(10,238)	(3,891)	(6,209)	(529)
Net income	30,329	872	44,095	12,454
Net income attributable to noncontrolling interests	(602)	(291)	(986)	(99)
Net income attributable to Amkor	$29,727	$581	$43,109	$12,355
Net income attributable to Amkor per common share:
Basic	$0.18	$—	$0.27	$0.07
Diluted	$0.14	$—	$0.21	$0.07
Shares used in computing per common share amounts:
Basic	160,886	165,956	156,672	166,911
Diluted	235,111	166,009	235,099	167,012

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$30,329	$872	$44,095	$12,454
Other comprehensive (loss) income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($9), ($8), $49 and ($43)	75	36	217	1,383
Cumulative translation adjustment, net of tax of ($1,087), ($586), $202 and $329	(2,899)	1,659	(7,151)	(1,110)
Total other comprehensive (loss) income	(2,824)	1,695	(6,934)	273
Comprehensive income	27,505	2,567	37,161	12,727
Comprehensive income attributable to noncontrolling interests	(602)	(291)	(986)	(99)
Comprehensive income attributable to Amkor	$26,903	$2,276	$36,175	$12,628

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$636,007	$413,048
Restricted cash	2,681	2,680
Accounts receivable:
Trade, net of allowances	411,699	389,699
Other	4,463	13,098
Inventories	231,974	227,439
Other current assets	50,331	45,444
Total current assets	1,337,155	1,091,408
Property, plant and equipment, net	1,885,203	1,819,969
Intangibles, net	5,009	4,766
Investments	103,308	38,690
Restricted cash	2,209	2,308
Other assets	83,449	68,074
Total assets	$3,416,333	$3,025,215
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$56,350	$—
Trade accounts payable	499,508	439,663
Accrued expenses	217,845	212,964
Total current liabilities	773,703	652,627
Long-term debt	1,519,661	1,320,000
Long-term debt, related party	75,000	225,000
Pension and severance obligations	137,115	139,379
Other non-current liabilities	10,855	21,415
Total liabilities	2,516,334	2,358,421
Commitments and contingencies (Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 261,835 and 197,709 shares issued, and 216,486 and 152,397 shares outstanding, in 2013 and 2012, respectively	262	198
Additional paid-in capital	1,810,295	1,614,143
Accumulated deficit	(713,535)	(756,644)
Accumulated other comprehensive income	4,307	11,241
Treasury stock, at cost, 45,349 and 45,312 shares in 2013 and 2012, respectively	(211,155)	(210,983)
Total Amkor stockholders’ equity	890,174	657,955
Noncontrolling interests in subsidiaries	9,825	8,839
Total equity	899,999	666,794
Total liabilities and equity	$3,416,333	$3,025,215
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$44,095	$12,454
Depreciation and amortization	195,785	179,182
Loss on debt retirement, net	11,619	—
Other operating activities and non-cash items	(13,947)	(1,881)
Changes in assets and liabilities	(36,702)	(47,292)
Net cash provided by operating activities	200,850	142,463
Cash flows from investing activities:
Purchases of property, plant and equipment	(222,674)	(232,682)
Proceeds from the sale of property, plant and equipment	25,093	998
Payments from unconsolidated affiliate	8,843	9,688
Investment in unconsolidated affiliate	(67,372)	—
Other investing activities	(2,032)	1,533
Net cash used in investing activities	(258,142)	(220,463)
Cash flows from financing activities:
Borrowings under revolving credit facilities	5,000	—
Payments under revolving credit facilities	(5,000)	—
Borrowings under short-term debt	—	30,000
Payments of short-term debt	—	(20,000)
Proceeds from issuance of long-term debt	293,000	187,528
Payments of long-term debt, net	—	(165,165)
Payments for debt issuance costs	(3,357)	(823)
Payments for the retirement of debt	(11,619)	—
Payments for repurchase of common stock	—	(35,652)
Proceeds from the issuance of stock through share-based compensation plans	—	162
Payments of tax withholding for restricted shares	(172)	(446)
Net cash provided by (used in) financing activities	277,852	(4,396)
Effect of exchange rate fluctuations on cash and cash equivalents	2,399	(1,052)
Net increase (decrease) in cash and cash equivalents	222,959	(83,448)
Cash and cash equivalents, beginning of period	413,048	434,631
Cash and cash equivalents, end of period	$636,007	$351,183
Non cash investing and financing activities:
Common stock issuance for exchange of 6.0% convertible senior subordinated notes due April 2014, $150 million related party	$193,650	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2012, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the SEC on March 8, 2013. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830). ASU 2013-05 provides guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment when a company sells or ceases to hold a controlling interest in a subsidiary or group of assets within a foreign entity. This ASU is effective for reporting periods beginning after December 15, 2013. ASU 2013-05 may affect our financial statements to the extent we sell or cease to hold a controlling interest in subsidiaries or groups of assets within a foreign entity.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. ASU 2013-11 is not expected to have a significant impact on our financial statement presentation.

3.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Stock options	$151	$267	$255	$657
Restricted shares	497	368	927	780
Total share-based compensation expense	$648	$635	$1,182	$1,437

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Selling, general and administrative	$565	$552	1,030	1,251
Research and development	83	83	152	186
Total share-based compensation expense	$648	$635	$1,182	$1,437

There is no corresponding deferred income tax benefit for stock options or restricted shares.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2013:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	4,893	$9.52
Granted	870	4.50
Exercised	—	—
Forfeited or expired	(1,875)	11.72
Outstanding at June 30, 2013	3,888	$7.33	4.76	$43
Fully vested at June 30, 2013 and expected to vest thereafter	3,869	$7.35	4.74	$43
Exercisable at June 30, 2013	2,918	$8.25	3.12	$43

The following assumptions were used to calculate weighted average fair values of the options granted in the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (in years)	6.2	6.0	6.2	6.0
Risk-free interest rate	1.0%	1.0%	1.0%	1.0%
Volatility	60%	65%	60%	65%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$2.53	$2.68	$2.53	$2.68

The intrinsic value of options exercised for the three and six months ended June 30, 2012, was less than $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2012, cash received under all share-based payment arrangements was $0.2 million. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was approximately $2.3 million as of June 30, 2013, which is expected to be recognized over a weighted-average period of 3.5 years beginning July 1, 2013. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the six months ended June 30, 2013:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2012	816	$5.61
Awards granted	750	4.50
Awards vested	(99)	7.13
Awards forfeited	(95)	4.80
Nonvested at June 30, 2013	1,372	$4.95

The fair value of shares vested during the six months ended June 30, 2013, was $0.5 million.

Unrecognized compensation cost, net of a forfeiture estimate, was $5.5 million as of June 30, 2013, which is expected to be recognized over a weighted average period of approximately 3.3 years beginning July 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

4.    Income Taxes

Our income tax benefit of $6.2 million for the six months ended June 30, 2013, primarily reflects $9.6 million of expense related to income taxes at certain of our foreign operations and foreign withholding taxes incurred by both our U.S. and foreign operations offset by a $9.2 million benefit for the reversal of a deferred tax liability associated with the undistributed earnings from our investment in J-Devices Corporation (“J-Devices”) and by a $6.6 million release of a valuation allowance on deferred tax assets at one of our foreign jurisdictions. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At June 30, 2013, we had U.S. net operating loss carryforwards totaling $336.9 million, which expire at various times through 2031. Additionally, at June 30, 2013, we had $90.5 million of non-U.S. net operating loss carryforwards, which expire at various times through 2023.

During the three months ended June 30, 2013, we recognized an $8.6 million tax benefit from the reversal of a deferred tax liability as a result of a change in the ownership structure of our investment in J-Devices. We also recognized a $0.6 million tax benefit as a result of revaluing the deferred tax liability associated with our investment in J-Devices during the three months ended March 31, 2013.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized. During the three months ended June 30, 2013, we concluded that sufficient net positive evidence existed to release the valuation allowance against the deferred tax assets at one of our foreign jurisdictions. The recent trend of improving taxable operating results in this jurisdiction continued in the three months ended June 30, 2013, and we now believe this recent history of earnings is sustainable and sufficient to fully realize the deferred tax assets in this jurisdiction. We had $10.6 million of net deferred tax assets at June 30, 2013, in this jurisdiction, $4.0 million of which we estimate will be realized in the current year and $6.6 million we estimate will be realized after December 31, 2013. The release of the valuation allowance related to this $6.6 million net deferred tax asset is included as a discrete tax benefit for the three months ended June 30, 2013.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our gross unrecognized tax benefits increased from $8.2 million at December 31, 2012, to $9.4 million as of June 30, 2013, primarily because of a $2.5 million addition related to the application of a law change in a foreign jurisdiction. This addition was partially offset by $1.3 million of net reductions related to the settlement of contested prior year deductions in a foreign jurisdiction. At June 30, 2013, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income attributable to Amkor	$29,727	$581	$43,109	$12,355
Income allocated to participating securities	(251)	(2)	(374)	(33)
Net income available to Amkor common stockholders	29,476	579	42,735	12,322
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	58	2	80	33
Interest on 6.0% convertible notes due 2014, net of tax	3,609	—	7,626	—
Net income attributable to Amkor — diluted	$33,143	$581	$50,441	$12,355

Weighted average shares outstanding — basic	160,886	165,956	156,672	166,911
Effect of dilutive securities:
Stock options and restricted share awards	10	53	14	101
6.0% convertible notes due 2014	74,215	—	78,413	—
Weighted average shares outstanding — diluted	235,111	166,009	235,099	167,012
Net income attributable to Amkor per common share:
Basic	$0.18	$—	$0.27	$0.07
Diluted	0.14	—	0.21	0.07

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Stock options and restricted share awards	4,092	4,737	4,165	4,506
6.0% convertible notes due 2014	—	82,658	—	82,658
Total potentially dilutive shares	4,092	87,395	4,165	87,164

6.    Equity and Accumulated Other Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2012	$657,955	$8,839	$666,794
Net income	43,109	986	44,095
Other comprehensive loss	(6,934)	—	(6,934)
Treasury stock acquired through surrender of shares for tax withholding	(172)	—	(172)
Share-based compensation expense	1,182	—	1,182
Exchange of debt for common stock	195,034	—	195,034
Equity at June 30, 2013	$890,174	$9,825	$899,999

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2011	$693,266	$7,955	$701,221
Net income	12,355	99	12,454
Other comprehensive income	273	—	273
Issuance of stock through employee share-based compensation plans	162	—	162
Treasury stock acquired through surrender of shares for tax withholding	(446)	—	(446)
Share-based compensation expense	1,437	—	1,437
Repurchase of common stock	(37,834)	—	(37,834)
Equity at June 30, 2012	$669,213	$8,054	$677,267

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table reflects the changes in accumulated other comprehensive income, net of tax:

	Defined Benefit Pension	Foreign Currency	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,614	$11,241
Other comprehensive loss before reclassifications	—	(7,151)	(7,151)
Amounts reclassified from accumulated other comprehensive (loss) income	217	—	217
Other comprehensive income (loss)	217	(7,151)	(6,934)
Accumulated other comprehensive (loss) income at June 30, 2013	$(5,156)	$9,463	$4,307

	Defined Benefit Pension	Foreign Currency	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2011	$(10,510)	$21,359	$10,849
Other comprehensive income (loss) before reclassifications	1,294	(1,110)	184
Amounts reclassified from accumulated other comprehensive (loss) income	89	—	89
Other comprehensive income (loss)	1,383	(1,110)	273
Accumulated other comprehensive (loss) income at June 30, 2012	$(9,127)	$20,249	$11,122

Amounts reclassified out of accumulated other comprehensive income are included as a component of net periodic pension cost (Note 13).

7.    Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials and purchased components	$171,607	$166,691
Work-in-process	60,367	60,748
Total inventories	$231,974	$227,439

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Land	$103,992	$106,338
Land use rights	19,945	19,945
Buildings and improvements	887,420	904,919
Machinery and equipment	3,499,724	3,332,855
Software and computer equipment	191,680	191,132
Furniture, fixtures and other equipment	17,241	19,194
Construction in progress	32,525	24,670
	4,752,527	4,599,053
Less accumulated depreciation and amortization	(2,867,324)	(2,779,084)
Total property, plant and equipment, net	$1,885,203	$1,819,969

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million, net of selling costs of $1.2 million.

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of sales	$90,805	$81,891	$179,973	$161,988
Selling, general and administrative	3,860	5,289	7,995	10,396
Research and development	3,114	2,697	6,109	4,777
Total depreciation expense	$97,779	$89,877	$194,077	$177,161

The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Property, plant and equipment additions	$283,124	$273,350
Net change in related accounts payable and deposits	(60,450)	(40,668)
Purchases of property, plant and equipment	$222,674	$232,682

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We made a non-refundable deposit of ₩10.9 billion (approximately $10 million) at signing and have two remaining payments of ₩43.4 billion (approximately $38 million) and ₩54.2 billion (approximately $47 million) due in August 2013 and November 2013, respectively. As of June 30, 2013, the deposit is recorded in other assets on our Consolidated Balance Sheets.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Intangible Assets

Intangibles as of June 30, 2013, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$24,114	$(20,221)	$3,893
Customer relationships	8,000	(6,884)	1,116
Total intangibles	$32,114	$(27,105)	$5,009

Intangibles as of December 31, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,169	$(19,636)	$2,533
Customer relationships	8,000	(5,767)	2,233
Total intangibles	$30,169	$(25,403)	$4,766

Amortization of identifiable intangible assets for the three and six months ended June 30, 2013, was $0.9 million and $1.7 million, respectively. Amortization of identifiable intangible assets for the three and six months ended June 30, 2012, was $0.8 million and $2.0 million, respectively. Based on the amortizing assets recognized in our balance sheet at June 30, 2013, amortization for each of the next five years is estimated as follows:

Amortization
(In thousands)
2013 remaining	$1,967
2014	1,230
2015	938
2016	466
2017	178
Thereafter	230
Total amortization	$5,009

10.    Investments

Investments consist of the following:

	June 30, 2013		December 31, 2012
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$103,308	60.0%	$38,690	30.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices Corporation. In April 2013, we completed the exercise of our option to increase our ownership

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest in J-Devices from 30% to 60% for an aggregate purchase price of ¥6.7 billion ($67.4 million). J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba.

At June 30, 2013, our investment includes our 60% equity interest and options to acquire additional equity interests. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell their shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices fails to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

J-Devices is a separate business and is not integrated with our Japan-based businesses. The governance provisions currently applicable to J-Devices restrict our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. Under the equity method of accounting, we recognize our proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. In addition, we record equity method adjustments as a change in our investment in unconsolidated affiliate. Because our incremental proportionate share of J-Devices' equity exceeded the cost of our additional investment, these adjustments include the amortization of a $5.1 million basis difference. For the three and six months ended June 30, 2013, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $1.4 million and $1.5 million, respectively. For the three and six months ended June 30, 2012, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $0.9 million and $2.9 million, respectively.

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

11.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Payroll and benefits	$60,907	$56,651
Deferred revenue and customer advances	48,637	52,773
Accrued royalties (Note 16)	33,324	33,324
Accrued interest	20,837	19,048
Income taxes payable	10,565	8,341
Accrued severance plan obligations (Note 13)	9,468	9,516
Other accrued expenses	34,107	33,311
Total accrued expenses	$217,845	$212,964

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license arbitration (Note 16).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2013	December 31, 2012
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022 (1)	525,000	300,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes (2)	56,350	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016 (3)	—	—
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	100,000	100,000
Term loan, LIBOR plus 3.80%, due June 2016 (4)	10,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017	150,000	137,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (5)	10,000	—
Term loan, LIBOR plus 3.70%, due December 2019 (6)	48,000	13,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (7)	—	—
	1,644,350	1,545,000
Add: Unamortized premium (1)	6,661	—
Less: Short-term borrowings and current portion of long-term debt	(56,350)	—
Long-term debt (including related party)	$1,594,661	$1,545,000

(1)
In September 2012, ATI issued $300.0 million of 6.375% Senior Notes due October 2022 (the “2022 Notes”). The 2022 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on April 1 and October 1 of each year, and commenced April 1, 2013. In May 2013, we issued an additional $225.0 million of 6.375% Senior Notes due October 2022 (the “Additional 2022 Notes”) under the same terms as the 2022 Notes. The Additional 2022 Notes were issued at a premium of 103% or $6.8 million. The net proceeds from the issuance of the Additional 2022 Notes were designated for general corporate purposes. We incurred $3.4 million of debt issuance costs associated with the Additional 2022 Notes.

(2)
In April 2009, we issued $250 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of approximately $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and an entity controlled by Mr. James J. Kim, our Executive Chairman of the Board of Directors. Mr. Kim's affiliate

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

purchased $150.0 million of the 2014 Notes. In June 2013, we completed a tender offer for the 2014 Notes and exchanged $193.7 million of the 2014 Notes, including the $150.0 million held by Mr. Kim's affiliate, for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. The cash payment was equivalent to the remaining coupons for the tendered notes and was recorded as a charge in our Consolidated Statements of Income for the three and six months ended June 30, 2013.

(3)
In June 2012, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with substantially all the land, factories and equipment at our ATK facilities. In June 2013, the facility was amended by extending the term by three years to June 2016. The facility now bears interest at the foreign currency funding-linked base rate plus 2.00% (3.97% as of June 30, 2013). As of June 30, 2013, $41.0 million was available to be borrowed for general working capital purposes.

(4)
In April 2013, ATK entered into a loan agreement with a Korean bank pursuant to which ATK may borrow up to $150.0 million for a term of three years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable at maturity. Interest is due quarterly beginning three months after the first draw down date. Interest is payable at a rate of LIBOR plus 3.80% (4.07% as of June 30, 2013). As of June 30, 2013, $140.0 million was available to be borrowed for general working capital purposes and the repayment of inter-company debt.

(5)
In March 2013, ATK entered into a loan agreement with a Korean bank pursuant to which ATK may borrow up to $150.0 million for a term of four and a half years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable in quarterly installments of $5.0 million each starting in December 2014, with the remaining balance due at maturity. Interest is paid quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.85% as of June 30, 2013). As of June 30, 2013, $140.0 million was available to be borrowed for capital expenditures.

(6)
In November 2012, ATK entered into a loan agreement with a Korean Bank pursuant to which ATK may borrow up to $100.0 million by November 2013 for a term of seven years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable upon maturity. Interest is payable quarterly in arrears, at LIBOR plus 3.70% (3.98% as of June 30, 2013). As of June 30, 2013, $52.0 million was available to be borrowed for capital expenditures.

(7)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. The credit facility bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus a bank-determined spread. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of June 30, 2013, $34.0 million was available to be drawn for general corporate purposes and capital expenditures.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our senior and senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of June 30, 2013.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,399	$1,528	$2,873	$3,229
Interest cost	746	802	1,521	1,622
Expected return on plan assets	(883)	(787)	(1,794)	(1,570)
Amortization of transition obligation	2	2	4	4
Amortization of prior service cost	49	54	98	125
Recognized actuarial loss	33	52	66	103
Net periodic pension cost	1,346	1,651	2,768	3,513
Curtailment loss	—	—	—	1,089
Settlement gain	—	—	—	(100)
Total pension expense	$1,346	$1,651	$2,768	$4,502

During the six months ended June 30, 2012, we recognized net curtailment and settlement losses of $1.0 million, resulting from the remeasurement of our defined benefit plan in Japan due to reductions in workforce (Note 18).

For the three and six months ended June 30, 2013, we contributed $0.1 million and $0.2 million to the defined benefit pension plans, respectively. We expect to contribute approximately $2.1 million to the pension plans during the remainder of 2013. For the three and six months ended June 30, 2012, we contributed $0.1 million and $0.2 million to the defined benefit pension plans, respectively.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision recorded for severance benefits for the three and six months ended June 30, 2013, was $7.3 million and $12.8 million, respectively. The provision recorded for severance benefits for the three and six months ended June 30, 2012, was $7.2 million and $7.6 million, respectively. The balance of our Korean severance obligation consists of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Current (Accrued expenses)	$9,468	$9,516
Non-current (Pension and severance obligations)	115,141	116,997
Total Korean severance obligation	$124,609	$126,513

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

During the three and six months ended June 30, 2013, we made no purchases under the stock repurchase program. During the three and six months ended June 30, 2012, we purchased 7.1 million and 8.1 million shares of common stock for an aggregate purchase price of $33.2 million and $37.7 million, respectively, net of $0.1 million and $0.2 million of commissions, respectively, for an average price of $4.66 and $4.65, respectively. At June 30, 2013, there were no unsettled shares, and there was approximately $91.6 million available to repurchase common stock pursuant to the stock repurchase program.

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

Our forward contracts are not traded on an exchange and are therefore valued using conventional calculations or models that are primarily based on observable inputs such as foreign currency exchange rates. During the six months ended June 30, 2013, we entered into foreign currency forward contracts to serve as an economic hedge for the payments related to the agreement to purchase land in Korea (see Note 8). The forward contracts are not designated as hedges for accounting

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

purposes and changes in the fair value of these forward contracts are recorded immediately in earnings in foreign currency loss, net in our Consolidated Statements of Income. As of June 30, 2013, the total notional value was $88.7 million. The fair value of the forward contracts at June 30, 2013, results in a liability of $3.8 million and is recorded in accrued expenses in our Consolidated Balance Sheets.

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and an equity investment, at fair value on a nonrecurring basis. For the three and six months ended June 30, 2013 and 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Recurring fair value measurements:
Assets:
Cash equivalent money market funds (Level 1)	$372,417	$151,066
Restricted cash money market funds (Level 1)	2,681	2,680
Liabilities:
Foreign currency forward contracts (Level 2)	3,843	—

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$199	$868

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$388	$101	$868	$336

For the three and six months ended June 30, 2013 and 2012, impairment losses on property, plant and equipment were recorded in cost of sales with the exception of $0.3 million recorded in research and development expenses for the three and six months ended June 30, 2013.

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,272,962	$1,270,000	$1,061,945	$1,045,000
Convertible senior subordinated notes (Level 1)	82,423	56,350	371,975	250,000
Subsidiary revolvers and term loans (Level 2)	302,349	318,000	269,200	250,000
Total debt	$1,657,734	$1,644,350	$1,703,120	$1,545,000

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of June 30, 2013, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

As a result of the interim orders issued by the panel, we recorded a charge in 2012 of $56.0 million based on our estimates of the damages and interest due to date in respect of the Second Tessera Arbitration. We believe that $56.0 million of damages and interest is a reasonable estimate of the low end of the possible range of loss up to the amount claimed by Tessera. Because we believe that no amount in the range constitutes a better estimate than any other amount, we recorded the $56.0 million estimate. Of the total charge, $50.0 million was recorded as cost of goods sold and $6.0 million was recorded as interest expense. The ultimate amount of damages and interest is subject to determination by the panel based on a number of complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by the panel, overlaps among the packages, the final date through which royalties are applicable and other factors. The final award could be more than the amount recognized, and we expect to record our estimate of interest accruing with the passage of time and may record additional charges as information develops or upon the issuance of the final award.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

	Packaging	Test	Other	Total
	(In thousands)
Three months ended June 30, 2013
Net sales	$646,793	$99,266	$—	$746,059
Depreciation expense	62,711	28,094	—	90,805
Gross profit	107,207	31,172	—	138,379
Capital additions	106,243	39,681	12,930	158,854
Three months ended June 30, 2012
Net sales	$610,667	$75,860	$—	$686,527
Depreciation expense	58,881	23,010	—	81,891
Gross profit	67,998	21,322	—	89,320
Capital additions	67,303	35,147	46,965	149,415
Six months ended June 30, 2013
Net sales	$1,240,168	$193,420	$—	$1,433,588
Depreciation expense	124,364	55,609	—	179,973
Gross profit	190,708	62,624	—	253,332
Capital additions	169,906	79,847	33,371	283,124
Six months ended June 30, 2012
Net sales	$1,192,178	$149,359	$—	$1,341,537
Depreciation expense	116,801	45,187	—	161,988
Gross profit	155,301	39,000	—	194,301
Capital additions	120,854	84,229	68,267	273,350
Gross property, plant and equipment
June 30, 2013	$3,499,459	$1,136,553	$116,515	$4,752,527
December 31, 2012	3,372,071	1,076,513	150,469	4,599,053

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2012	$1,607
Charges	5,988
Cash Payments	(7,609)
Non-cash Amounts	14
Accrual at June 30, 2013	$—

Employee Separation Costs
(In thousands)
Accrual at December 31, 2011	$—
Charges	7,160
Cash Payments	(6,112)
Non-cash Amounts	(951)
Accrual at June 30, 2012	$97

Reductions in Force

During the three and six months ended June 30, 2013, we reduced our workforce through voluntary retirement and other workforce reduction programs. During the three months ended June 30, 2013, we recorded $2.0 million in charges for termination benefits, of which $1.7 million and $0.3 million were charged to cost of sales and selling, general and administrative expenses, respectively. During the six months ended June 30, 2013, we recorded $6.0 million in charges for termination benefits, of which $5.2 million, $0.5 million and $0.3 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts were paid as of June 30, 2013.

During the six months ended June 30, 2012, we reduced our workforce at one of our manufacturing operations. We recorded $7.2 million in charges for termination benefits including $1.0 million in net curtailment and settlement charges, of which $5.5 million, $1.6 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts were paid as of December 31, 2012.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.    Subsequent Event

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd. (“TEM”), Toshiba’s power discrete semiconductor packaging and test operation in Malaysia. The total price for the shares was approximately $60 million, based on the estimated net asset value of TEM at closing. The price for the shares is subject to adjustment to the extent the actual net asset value of TEM at closing was more or less than the estimate. We paid $43 million at closing and are obligated to pay the remaining $17 million by March 31, 2014. In connection with the purchase of TEM, we were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products, subject to a royalty cap of ¥1.5 billion (approximately $15 million).

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

Our net sales increased $59.5 million or 8.7% to $746.1 million for the three months ended June 30, 2013, from $686.5 million for the three months ended June 30, 2012. The increase was driven by a $36.1 million or 5.9% increase in packaging net sales as well as a $23.4 million or 30.9% increase in test net sales. The increases in packaging and test net sales were driven by strong demand for flip chip and wafer-level processing and test services supporting mobile communications products and our continued investments in support of this end market. This increase was partially offset by a decrease in net sales of packaging services related to products for the consumer and computing end markets.

Gross margin for the three months ended June 30, 2013, increased to 18.5% from 13.0% for the three months ended June 30, 2012. The increase was mainly attributable to the $30.0 million charge related to our pending patent license arbitration that was recorded during the three months ended June 30, 2012. The increase was also driven by higher net sales of wafer-level processing and test services supporting mobile communications products, partially offset by weakness in demand for products for the consumer and computing end markets.

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

Driven by continued customer demand for services supporting mobile communications products, our capital additions totaled $283.1 million or 19.7% of net sales for the six months ended June 30, 2013, compared to $273.4 million or 20.4% of net sales for the six months ended June 30, 2012. During the six months ended June 30, 2013, 60.0% of our capital additions were made in packaging, 28.2% in test and 11.8% in research and development and infrastructure projects. During the six months ended June 30, 2012, 44.2% of our capital additions were made in packaging, 30.8% in test and 25.0% in research and development and infrastructure projects.

Net cash provided by operating activities was $200.9 million for the six months ended June 30, 2013, compared to $142.5 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we experienced negative free cash flow of $21.8 million, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to mobile communications. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	41.7%	43.2%	42.1%	44.0%
Labor	14.0%	14.4%	14.4%	14.2%
Other manufacturing costs	25.8%	29.4%	25.8%	27.3%
Gross margin	18.5%	13.0%	17.7%	14.5%
Depreciation and amortization	13.2%	13.2%	13.7%	13.4%
Operating income	7.8%	3.2%	6.9%	4.2%
Income (loss) before income taxes	2.7%	(0.4)%	2.6%	0.9%
Net income attributable to Amkor	4.0%	0.1%	3.0%	0.9%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Net sales	$746,059	$686,527	$59,532	8.7%	$1,433,588	$1,341,537	$92,051	6.9%
Packaging net sales	646,793	610,667	36,126	5.9%	1,240,168	1,192,178	47,990	4.0%
Test net sales	99,266	75,860	23,406	30.9%	193,420	149,359	44,061	29.5%

Net Sales. Net sales in the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012, as a result of higher net sales of our packaging and test services.

Packaging Net Sales. The increase in packaging net sales for the three and six months ended June 30, 2013 was primarily driven by strong demand for flip chip, wafer-level processing and certain wirebond services supporting mobile communications products, such as 28 nanometer chipsets and NAND memory. Our continued investments supporting mobile communications have provided opportunities for growth in this end market. These increases in net sales were partially offset by weakness in demand for products in the consumer end market, including gaming and home electronics, and by a decrease in the computing end market as net sales in the prior year benefitted from incremental demand from customers whose supply chains were disrupted by the flooding in Thailand.

Packaging unit volume increased to 2.7 billion units during the three months ended June 30, 2013, compared to 2.1 billion units during the three months ended June 30, 2012. Packaging unit volume increased to 5.0 billion units during the six months ended June 30, 2013, compared to 4.0 billion units during the six months ended June 30, 2012. The increase for the three and six months ended June 30, 2013, was primarily due to an increase in wafer-level processing services for mobile communications.

Test Net Sales. The increase in test net sales in the three and six months ended June 30, 2013 was primarily attributable to higher demand for test services for mobile communications products and our continued investments in support of this end market as many of our mobile communications customers require turnkey packaging and test solutions.

Cost of Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Cost of sales	$607,680	$597,207	$10,473	1.8%	$1,180,256	$1,147,236	$33,020	2.9%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales decreased to 41.7% and 42.1% for the three and six months ended June 30, 2013, from 43.2% and 44.0% for the three and six months ended June 30, 2012. The decrease as a percentage of sales was primarily due to increased net sales related to wafer-level processing and test services, which have lower material costs as a percentage of net sales. Material costs in absolute dollars for the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012, as a result of the increased net sales of packaging services.

Labor costs as a percentage of net sales of 14.0% and 14.4% for the three and six months ended June 30, 2013, remained consistent with labor costs as a percentage of net sales of 14.4% and 14.2% for the three and six months ended June 30, 2012. Labor costs in absolute dollars increased primarily due to increased compensation expense and headcount at certain foreign manufacturing locations along with unfavorable foreign currency exchange rate movements as substantially all of our manufacturing operations' workforce is paid in local currencies.

Other manufacturing costs as a percentage of net sales decreased to 25.8% for the three and six months ended June 30, 2013, from 29.4% and 27.3% for the three and six months ended June 30, 2012. The decrease in other manufacturing costs as a percentage of sales, and in absolute dollars, was attributable to the $30.0 million charge relating to our pending patent license arbitration that was recorded during the three months ended June 30, 2012. This decrease was partially offset by increased depreciation expense due to our continued investments in property, plant and equipment to service the demand of our customers.

Gross Profit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(In thousands, except percentages)
Gross profit	$138,379	$89,320	$49,059	$253,332	$194,301	$59,031
Gross margin	18.5%	13.0%	5.5%	17.7%	14.5%	3.2%

Gross profit and gross margin for the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012. The increase in gross profit and gross margin was primarily the result of the $30.0 million charge relating to our pending patent license arbitration that was recorded during the three months ended June 30, 2012. The increase was also the result of higher net sales of wafer-level processing and test services supporting mobile communications, partially offset by weakness in demand for products in the consumer and computing end markets.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(In thousands, except percentages)
Packaging gross profit	$107,207	$67,998	$39,209	$190,708	$155,301	$35,407
Packaging gross margin	16.6%	11.1%	5.5%	15.4%	13.0%	2.4%

Packaging Gross Profit. Gross profit and gross margin for packaging net sales for the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012. The increase in gross profit and gross margin was primarily attributable to the pending patent license arbitration charge discussed above, which relates entirely to the packaging segment. The increase in gross profit and gross margin was also the result of higher net sales of wafer-level processing services supporting mobile communications. These increases were partially offset by weakness in demand for products in the consumer end market as well as lower demand for products in the computing end market as net sales in the prior year benefitted from incremental demand from customers whose supply chains were disrupted by the flooding in Thailand.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(In thousands, except percentages)
Test gross profit	$31,172	$21,322	$9,850	$62,624	$39,000	$23,624
Test gross margin	31.4%	28.1%	3.3%	32.4%	26.1%	6.3%

Test Gross Profit. Gross profit and gross margin for test net sales for the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012. The increase in gross profit and margin was driven by higher test net sales in support of mobile communications. Costs of sales for test services are primarily fixed in nature and have relatively low material content. Accordingly, increases in net sales or utilization generally result in increased gross profit and gross margin due to the high degree of operating leverage for these services.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Selling, general and administrative	$65,618	$53,489	$12,129	22.7%	$125,177	$110,744	$14,433	13.0%

Selling, general and administrative expenses for the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012. The increase for the three and six months ended June 30, 2013, was attributable to higher professional fees associated with acquisitions, investments and pending litigation. The increase was also attributable to the additional costs associated with our CEO succession.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Research and development	$14,308	$13,867	$441	3.2%	$28,614	$27,292	$1,322	4.8%

Research and development activities are focused on developing new packaging interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging, including embedded die, silicon interposers and Through Silicon Via technologies, fine pitch copper pillar packaging and wafer-level processing. The increase in research and development expenses for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, was primarily attributable to increased depreciation as a result of our continued investments in research and development initiatives.

Other Expense, Net

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Interest expense, net	$26,255	$25,116	$1,139	4.5%	$50,998	$46,305	$4,693	10.1%
Foreign currency loss, net	2,041	1,277	764	(59.8)%	875	2,067	(1,192)	(57.7)%
Loss on debt retirement, net	11,619	—	11,619	100.0%	11,619	—	11,619	100.0%
Equity in earnings of unconsolidated affiliate	(1,445)	(892)	(553)	62.0%	(1,500)	(2,880)	1,380	(47.9)%
Other income, net	(108)	(518)	410	(79.2)%	(337)	(1,152)	815	(70.7)%
Total other expense, net	$38,362	$24,983	$13,379	53.6%	$61,655	$44,340	$17,315	39.1%

Interest expense for the three and six months ended June 30, 2013, increased compared to the three and six months ended June 30, 2012, due to additional interest expense from higher levels of long-term debt. In June 2013, we completed a tender offer for our Convertible Senior Subordinated Notes due 2014 and exchanged $193.7 million of these notes for shares of our common stock. As a result of this transaction, we recorded a charge of $11.6 million related to the cash payment we made to holders of the notes.

During the three months ended June 30, 2013, we increased our ownership interest in J-Devices Corporation ("J-Devices") from 30% to 60%, and J-Devices completed its acquisition of three packaging and test factories from Renesas. J-Devices experienced lower customer demand during the three months ended June 30, 2013, as well as increased costs related to these acquisitions and ongoing integration efforts. These factors constrained J-Devices' profitability and lowered our equity in earnings during the six months ended June 30, 2013.

Income Tax Benefit

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Income tax benefit	$(10,238)	$(3,891)	$(6,347)	163.1%	$(6,209)	$(529)	$(5,680)	1,073.7%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax benefits for the three and six months ended June 30, 2013 and 2012, were attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes fully offset by discrete income tax benefits. During the three and six months ended June 30, 2013, we recorded a discrete income tax benefit of $8.6 million for the reversal of a deferred tax liability associated with the undistributed earnings from our investment in J-Devices and a discrete income tax benefit of $6.6 million for the release of a valuation allowance on deferred tax assets at one of our foreign jurisdictions. During the three and six months ended June 30, 2012, we recorded discrete income tax benefits consisting primarily of a $4.0 million reduction in unrecognized tax benefits associated with a favorable ruling related to revenue attribution.

During 2013, our subsidiaries in Korea, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2017. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will be subject to higher statutory income tax rates.

At June 30, 2013, we had U.S. net operating loss carryforwards totaling $336.9 million, which expire at various times through 2031. Additionally, at June 30, 2013, we had $90.5 million of non-U.S. net operating loss carryforwards, which expire at various times through 2023. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of June 30, 2013, we had cash and cash equivalents of $636.0 million, $1,651.0 million of debt and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $75.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $332.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and the repayment of inter-company debt.

Included in our cash balance as of June 30, 2013, is $260.8 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $124.6 million as of June 30, 2013.

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of the pending arbitration relating to Amkor's license agreement with Tessera. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments due in connection with our litigation with Tessera.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without any firm customer commitments. Additionally, in April 2013 we completed the exercise of our option to increase our ownership interest of J-Devices, and in July 2013, we acquired Toshiba Electronics Malaysia Sdn. Bhd. We refer you to "Investments" below for further discussion.

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million, net of selling costs of $1.2 million.

In May 2013, we issued an additional $225.0 million of 6.375% Senior Notes due October 2022 (the “Additional 2022 Notes”) under the same terms as the original $300.0 million of 6.375% Senior Notes due October 2022. The Additional 2022 Notes were issued at a premium of 103% or $6.8 million. The net proceeds from the issuance of the Additional 2022 Notes were designated for general corporate purposes.

In June 2013, we completed a tender offer for the 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”) and exchanged $193.7 million of the 2014 Notes, including the $150.0 million held by Mr. Kim's affiliate, for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. The cash payment was equivalent to the remaining coupons for the tendered notes.

Our scheduled principal repayments on debt include $61.4 million due in 2014, $105.0 million due in 2015, $10.0 million due in 2016, $150.0 million due in 2017 and $1,318.0 million due thereafter. We were in compliance with all of our debt covenants at June 30, 2013, and expect to remain in compliance with these covenants for at least the next twelve months.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. We did not purchase any stock under the plan for the three months ended June 30, 2013. Since inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million, net of $0.9 million of commissions. At June 30, 2013, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

Investments

We expect that our 2013 capital additions will be approximately $450 million, in addition to $140 million of spending for the acquisition of land and preparation for construction relating to our new factory and research and development center in Korea. We refer you below for further discussion. Our expected capital additions for 2013 primarily support customer demand for packaging and test services related to mobile communications. During the six months ended June 30, 2013, our capital additions were $283.1 million. Of this total, approximately 60.0% of our capital additions were made in packaging, 28.2% in test and 11.8% in research and development and infrastructure projects. Ultimately, the amount of our 2013 capital additions will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The land purchase price was ₩108.5 billion (approximately $95 million), payable in installments over ten months. We made a nonrefundable deposit of ₩10.9 billion (approximately $10 million) at signing and have two remaining payments of ₩43.4 billion (approximately $38 million) and ₩54.2 billion (approximately $47 million) due in August 2013 and November 2013, respectively. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. There can be no assurance that the new facility project will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

In April 2013, we completed the exercise of our option to increase our ownership interest of J-Devices, a joint venture to provide semiconductor packaging and test services in Japan, from 30% to 60% for an aggregate purchase price of ¥6.7 billion ($67.4 million). J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba. We also have options to acquire additional equity interests in J-Devices. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 and up to 80% in 2015. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd. (“TEM”), Toshiba’s power discrete semiconductor packaging and test operation in Malaysia. The total price for the shares was approximately $60 million, based on the estimated net asset value of TEM at closing. The price for the shares is subject to adjustment to the extent the actual net asset value of TEM at closing was more or less than the estimate. We paid $43 million at closing and are obligated to pay the remaining $17 million by March 31, 2014. In connection with the purchase of TEM, we were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products, subject to a royalty cap of ¥1.5 billion (approximately $15 million).

We are subject to risks associated with our capital additions, including those discussed in Part II, Item 1A of this Quarterly Report. The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Property, plant and equipment additions	$283,124	$273,350
Net change in related accounts payable and deposits	(60,450)	(40,668)
Purchases of property, plant and equipment	$222,674	$232,682

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2013 - Remaining	2014	2015	2016	2017	Thereafter
	(In thousands)
Total debt	$1,644,350	$—	$61,350	$105,000	$10,000	$150,000	$1,318,000
Scheduled interest payment obligations (1)	707,347	51,039	100,388	95,025	93,836	90,477	276,582
Purchase obligations (2)	123,214	123,214	—	—	—	—	—
Operating lease obligations	26,667	5,750	9,161	6,254	1,327	1,217	2,958
Severance obligations (3)	124,609	9,353	8,649	8,003	7,396	6,848	84,360
Total contractual obligations	$2,626,187	$189,356	$179,548	$214,282	$112,559	$248,542	$1,681,900

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2013, for variable rate debt.

(2)	Represents capital-related purchase obligations outstanding at June 30, 2013.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at June 30, 2013, include:

•
$22.0 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $2.1 million to the defined benefit pension plans during the remainder of 2013.

•
$0.8 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended June 30, 2013, there have been no significant changes in our critical accounting policies as reported in our 2012 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash Flows

Cash provided by operating activities was $200.9 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $142.5 million for the six months ended June 30, 2012. We experienced negative free cash flow of $21.8 million for the six months ended June 30, 2013, primarily due to our capital purchases to support customer demand for packaging and test services related to mobile communications.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012, were as follows:

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities	$200,850	$142,463
Investing activities	(258,142)	(220,463)
Financing activities	277,852	(4,396)

Operating activities:   Our cash flow provided by operating activities for the six months ended June 30, 2013, increased by $58.4 million compared to the six months ended June 30, 2012. Operating income for the six months ended June 30, 2013, adjusted for depreciation and amortization, other operating activities and non-cash items, increased by $47.8 million compared to the six months ended June 30, 2012. The increase is primarily attributable to increased gross profit and the related increase in operating income.

Changes in assets and liabilities decreased operating cash flow by $36.7 million for the six months ended June 30, 2013, primarily as a result of an increase in accounts receivable. For the six months ended June 30, 2012, changes in assets and liabilities decreased operating cash flows by $47.3 million due to an increase in accounts receivable offset by an increase in accrued expenses primarily attributable to the accrual of $34.0 million for estimated royalties and interest relating to our pending patent license arbitration.

Investing activities:   Our cash flows used in investing activities for the six months ended June 30, 2013, increased by $37.7 million compared to the six months ended June 30, 2012. The increase in the six months ended June 30, 2013, was primarily due to a payment for an investment in J-Devices of $67.4 million offset by an increase in proceeds from the sale of property, plant and equipment relating to the sale of office space and land located in Chandler, Arizona in January 2013 for $22.8 million and a decrease in purchases of property, plant and equipment.

Financing activities:   Our cash flows provided by financing activities for the six months ended June 30, 2013, increased by $282.2 million compared to the six months ended June 30, 2012. The net cash provided by financing activities for the six months ended June 30, 2013 resulted from the issuance of the Additional 2022 Notes for $225.0 million and borrowings of $68.0 million in accordance with the loan agreements at our subsidiary in Korea.

The net cash used in financing activities for the six months ended June 30, 2012, primarily resulted from the repurchase of $35.7 million of common stock under our authorized stock repurchase program and foreign amortizing debt repayments partially offset by additional foreign borrowings.

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

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$200,850	$142,463
Purchases of property, plant and equipment	(222,674)	(232,682)
Free cash flow	$(21,824)	$(90,219)

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

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China, Singapore and Taiwan. For our subsidiaries and J-Devices in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2013, our income before income taxes would have been approximately $11 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2013, approximately 94% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the six months ended June 30, 2013, approximately 62% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the six months ended June 30, 2013, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of June 30, 2013, our operating income would have been approximately $44 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and J-Devices in Japan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the six months ended June 30, 2013 and 2012, was a net foreign translation loss of $7.2 million and $1.1 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

During the six months ended June 30, 2013, we entered into foreign currency forward contracts to serve as an economic hedge for the payments related to the agreement to purchase land in Korea (See Note 8 and Note 15). We performed a sensitivity analysis of our foreign currency forward contracts to assess the potential impact of fluctuations in exchange rates. Assuming a 10% adverse movement in the exchange rates as of June 30, 2013, our income before income taxes would have been approximately $5 million lower.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of June 30, 2013, we had a total of $1,644.4 million of debt of which 80.7% was fixed rate debt and 19.3% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility, of which no amounts were drawn as of June 30, 2013. As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2013:

	2013 - Remaining	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$56,350	$—	$—	$—	$1,270,000	$1,326,350	$1,355,385
Average interest rate	—%	6.0%	—%	—%	—%	6.7%	6.7%
Variable rate debt (In thousands)	$—	$5,000	$105,000	$10,000	$150,000	$48,000	$318,000	$302,349
Average interest rate	—%	3.9%	4.3%	4.1%	4.2%	4.0%	4.2%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry, such as inventory corrections by our customers impacting demand in key market segments;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving packaging and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation, including precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	difficulties integrating acquisitions and the failure of our joint ventures to operate in accordance with business plans;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates and the cost of materials used in our packaging services such as gold and copper;

•	delay, rescheduling and cancellation of large orders;

•	fluctuations in our manufacturing yields and

•	dependence on key customers or concentration of customers in certain market segments, such as mobile communications.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of June 30, 2013, our total debt balance was $1,651.0 million, of which $56.4 million was classified as a current liability. As of June 30, 2013, we had availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $75.0 million available to be drawn under revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $332.0 million available to be borrowed under term loans maturing between June 2016 and December 2019 for general working capital purposes, capital expenditures and the repayment of inter-company debt. Despite current debt levels, the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. We may consider investments in joint ventures, acquisitions or increased capital additions, which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the six months ended June 30, 2013, we had capital additions of $283.1 million. In 2013, we expect to make capital additions of approximately $450 million and are also planning an additional $140 million of spending for the acquisition of land and preparation for construction related to our previously announced new factory and research and development center in Korea. Ultimately the actual amount of our capital additions for 2013 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt, with $1,644.4 million outstanding, excluding an unamortized premium at June 30, 2013, $56.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including none due in 2013, $61.4 million due in 2014, $105.0 million due in 2015, $10.0 million due in 2016, $150.0 million due in 2017 and $1,318.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2012, we paid $86.1 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of June 30, 2013, we had cash and cash equivalents of $636.0 million and availability of $149.7 million under our $150.0 million senior secured revolving credit facility which matures in June 2017. Our foreign subsidiaries had $75.0 million available to be drawn under revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $332.0 million available to be borrowed in accordance with the loan agreements at our subsidiary in Korea, maturing between June 2016 and December 2019 for general working capital purposes, capital expenditures and the repayment of inter-company debt.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $124.6 million as of June 30, 2013. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd. ("TEM") and we have exercised our option to increase our ownership interest in J-Devices from 30% to 60%, which we completed in April 2013, and we have additional options to increase our ownership over time to as much as 80%. As a result we anticipate that we will need to integrate the TEM and J-Devices operations with our existing operations. In addition, J-Devices will need to integrate with its operations the acquisitions it has recently completed. Furthermore, the governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 62.9%, 62.2% and 61.0% of our net sales in the six months ended June 30, 2013, and the years ended December 31, 2012 and 2011, respectively. One customer accounted for more than 10% of our consolidated net sales during the six months ended June 30, 2013. One customer accounted for more than 10% of our consolidated net sales in 2012, and two customers each accounted for more than 10% of our consolidated net sales in 2011.

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

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. During the six months ended June 30, 2013, one customer accounted for 25.3% of our consolidated net sales, representing approximately 23.6% of our packaging net sales and 35.9% of our test net sales. If we were to lose our largest customer, or if it significantly reduced its level of business with us, the loss could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2013 capital additions will be approximately $450 million, in addition to $140 million of spending for the acquisition of land and preparation for construction relating to our new factory and research and development center in Korea. The amount of our capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital additions based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital additions may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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
The lead time needed to order, install and put into service various capital additions is often significant, and, as a result, we often need to commit to capital additions in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have from time to time expended significant capital for additional equipment or facilities for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

As of June 30, 2013, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.5 million shares, or approximately 63%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.5 million shares. Pursuant to the 2014 Notes exchange offer, the Kim family exchanged their 2014 Notes into approximately 49.6 million shares of common stock (the “2014 Convert Shares”). If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 63% of our outstanding common stock.

The 2014 Convert Shares and the approximately 13.4 million shares issued upon conversion of the $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 (the "2013 Convert Shares") are each subject to separate voting agreements. The agreements require the Kim family to vote these respective shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such 2013 Convert Shares and 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor's stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2013 Convert Shares or 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the 2013 Convert Shares terminates upon the earliest of (i) December 1, 2013, (ii) at such time as no principal amount of the 2013 Notes or any 2013 Convert Shares remain outstanding, (iii) a change of control transaction (as defined in the voting agreement) or (iv) the mutual agreement of the Kim family and Amkor. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially owns any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2013. We refer you to Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

April 1 - April 30	1,868	$3.80	—	$91,586,032
May 1 - May 31	13,864	4.56	—	91,586,032
June 1 - June 30	2,588	4.46	—	91,586,032
Total	18,320	$4.47	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2013, no common stock purchases were made and there is approximately $91.6 million available pursuant to the stock repurchase program.

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
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: August 2, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Registration Rights Agreement, dated May 20, 2013, by and between Amkor Technology, Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC. (1)
10.1	Employment Offer Letter, dated April 30, 2013, between Amkor Technology, Inc. and Stephen D. Kelley. (2)*
10.2	Retirement Agreement and Release, dated May 8, 2013, between Amkor Technology, Inc. and Kenneth T. Joyce. (3)*
10.3	Separation and Consulting Agreement, dated July 17, 2013, between Amkor Technology, Inc. and Michael J. Lamble.*
10.4	Loan Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.
10.5	Amendment to Factory Mortgage Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.
10.6	Guarantee, dated April 29, 2013, by and between Amkor Technology, Inc. and The Korea Development Bank.
10.7	Amendment to Kun Mortgage Agreement, dated April 19, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank.
31.1
Certification of Stephen D. Kelley, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Joanne Solomon, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management compensation plan, contract or arrangement.
(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2013.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2013.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 10, 2013.