Form 10-Q
period 2013-09-30
AMKOR TECHNOLOGY INC
filed 2013-11-01
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 25, 2013 was 217,841,787.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2013 including expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of net sales or capacity utilization on our gross profit and gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of our enterprise resource planning (“ERP”) system and other systems, (15) our estimates regarding the possible amount of, and funding for, any payments due in conjunction with our litigation with Tessera, (16) the anticipated schedule for construction of our new factory and research and development facility in Korea, (17) our expected increase in ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements and (18) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A of this Quarterly Report. You should read the following discussion in conjunction with Item 1 in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net sales	$767,987	$695,353	$2,201,575	$2,036,890
Cost of sales	626,979	578,566	1,807,235	1,725,802
Gross profit	141,008	116,787	394,340	311,088
Operating expenses:
Selling, general and administrative	64,347	49,297	189,524	160,041
Research and development	18,647	13,472	47,261	40,764
Total operating expenses	82,994	62,769	236,785	200,805
Operating income	58,014	54,018	157,555	110,283
Other expense (income):
Interest expense	26,104	19,689	71,921	60,727
Interest expense, related party	1,243	3,493	7,927	10,477
Interest income	(1,605)	(772)	(3,108)	(2,489)
Foreign currency (gain) loss, net	(2,716)	2,394	(1,841)	4,461
Loss on debt retirement, net	—	—	11,619	—
Equity in earnings of unconsolidated affiliate	(3,179)	(2,541)	(4,679)	(5,421)
Other income, net	(7)	(359)	(344)	(1,511)
Total other expense, net	19,840	21,904	81,495	66,244
Income before income taxes	38,174	32,114	76,060	44,039
Income tax expense	12,170	9,538	5,961	9,009
Net income	26,004	22,576	70,099	35,030
Net income attributable to noncontrolling interests	(655)	(259)	(1,641)	(358)
Net income attributable to Amkor	$25,349	$22,317	$68,458	$34,672
Net income attributable to Amkor per common share:
Basic	$0.12	$0.14	$0.38	$0.21
Diluted	$0.11	$0.11	$0.33	$0.19
Shares used in computing per common share amounts:
Basic	216,499	154,365	176,839	162,699
Diluted	235,143	237,060	235,119	245,431

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$26,004	$22,576	$70,099	$35,030
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($182), ($15), ($135) and ($58)	4,194	219	4,411	1,602
Cumulative translation adjustment, net of tax of $0, ($413), ($1,087) and ($84)	(1,661)	1,214	(8,812)	104
Total other comprehensive income (loss)	2,533	1,433	(4,401)	1,706
Comprehensive income	28,537	24,009	65,698	36,736
Comprehensive income attributable to noncontrolling interests	(655)	(259)	(1,641)	(358)
Comprehensive income attributable to Amkor	$27,882	$23,750	$64,057	$36,378

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$591,310	$413,048
Restricted cash	2,681	2,680
Accounts receivable:
Trade, net of allowances	429,788	389,699
Other	4,210	13,098
Inventories	222,663	227,439
Other current assets	38,131	45,444
Total current assets	1,288,783	1,091,408
Property, plant and equipment, net	1,947,448	1,819,969
Intangibles, net	4,058	4,766
Investments	105,097	38,690
Restricted cash	2,264	2,308
Other assets	129,268	68,074
Total assets	$3,476,918	$3,025,215
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$56,350	$—
Trade accounts payable	432,490	439,663
Accrued expenses	290,843	212,964
Total current liabilities	779,683	652,627
Long-term debt	1,519,527	1,320,000
Long-term debt, related party	75,000	225,000
Pension and severance obligations	160,550	139,379
Other non-current liabilities	12,801	21,415
Total liabilities	2,547,561	2,358,421
Commitments and contingencies (Note 17)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 261,877 and 197,709 shares issued, and 216,513 and 152,397 shares outstanding, in 2013 and 2012, respectively	262	198
Additional paid-in capital	1,811,178	1,614,143
Accumulated deficit	(688,186)	(756,644)
Accumulated other comprehensive income	6,840	11,241
Treasury stock, at cost, 45,364 and 45,312 shares in 2013 and 2012, respectively	(211,217)	(210,983)
Total Amkor stockholders’ equity	918,877	657,955
Noncontrolling interests in subsidiaries	10,480	8,839
Total equity	929,357	666,794
Total liabilities and equity	$3,476,918	$3,025,215
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$70,099	$35,030
Depreciation and amortization	302,007	272,891
Loss on debt retirement, net	11,619	—
Other operating activities and non-cash items	(12,728)	(724)
Changes in assets and liabilities	4,248	(22,761)
Net cash provided by operating activities	375,245	284,436
Cash flows from investing activities:
Purchases of property, plant and equipment	(402,004)	(380,344)
Acquisition of business, net of cash acquired	(41,865)	—
Proceeds from the sale of property, plant and equipment	26,505	3,759
Payments from unconsolidated affiliate	8,843	13,684
Investment in unconsolidated affiliate	(67,372)	—
Other investing activities	(1,015)	1,451
Net cash used in investing activities	(476,908)	(361,450)
Cash flows from financing activities:
Borrowings under revolving credit facilities	5,000	—
Payments under revolving credit facilities	(5,000)	—
Borrowings under short-term debt	—	30,000
Payments of short-term debt	—	(40,000)
Proceeds from issuance of long-term debt	293,000	562,528
Payments of long-term debt, net	—	(272,976)
Payments for debt issuance costs	(3,216)	(6,007)
Payments for the retirement of debt	(11,619)	—
Payments for repurchase of common stock	—	(80,946)
Proceeds from the issuance of stock through share-based compensation plans	—	181
Payments of tax withholding for restricted shares	(234)	(546)
Net cash provided by financing activities	277,931	192,234
Effect of exchange rate fluctuations on cash and cash equivalents	1,994	(766)
Net increase in cash and cash equivalents	178,262	114,454
Cash and cash equivalents, beginning of period	413,048	434,631
Cash and cash equivalents, end of period	$591,310	$549,085
Non cash investing and financing activities:
Common stock issuance for exchange of 6.0% convertible senior subordinated notes due April 2014, $150 million related party	$193,650	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2012, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the SEC on March 8, 2013. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On July 31, 2013, we completed the purchase of Toshiba Electronics Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3).

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

3.    Business Acquisitions

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia, and subsequently changed the name of the entity to Amkor Technology Malaysia Sdn. Bhd. The total price for the shares was $61.9 million, based on the estimated net asset value at closing. The price for the shares is subject to adjustment to the extent the actual net asset value at closing was more or less than the estimate. We paid $42.4 million in cash at closing and are obligated to pay the remaining $19.5 million by March 31, 2014. We were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products. The license has a royalty cap of ¥1.5 billion (approximately $15 million). Under the purchase method of accounting, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record any goodwill as a result of the acquisition.

4.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Stock options	$243	$251	$498	$908
Restricted shares	640	360	1,567	1,140
Total share-based compensation expense	$883	$611	$2,065	$2,048

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Selling, general and administrative	$769	$532	1,800	1,783
Research and development	114	79	265	265
Total share-based compensation expense	$883	$611	$2,065	$2,048

There is no corresponding deferred income tax benefit for stock options or restricted shares.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2013:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	4,893	$9.52
Granted	2,045	4.37
Exercised	—	—
Forfeited or expired	(1,973)	11.73
Outstanding at September 30, 2013	4,965	$6.51	5.85	$69
Fully vested at September 30, 2013 and expected to vest thereafter	4,922	$6.53	5.82	$69
Exercisable at September 30, 2013	2,820	$8.12	2.91	$52

The following assumptions were used to calculate weighted average fair values of the options granted in the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	6.1	6.0	6.2	6.0
Risk-free interest rate	2.2%	1.0%	1.7%	1.0%
Volatility	60%	65%	60%	65%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$2.44	$2.68	$2.48	$2.68

The intrinsic value of options exercised for the three and nine months ended September 30, 2012, was less than $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2012, cash received under all share-based payment arrangements was $0.2 million. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was approximately $4.9 million as of September 30, 2013, which is expected to be recognized over a weighted-average period of 3.6 years beginning October 1, 2013. To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the nine months ended September 30, 2013:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2012	816	$5.61
Awards granted	750	4.50
Awards vested	(141)	7.13
Awards forfeited	(95)	4.80
Nonvested at September 30, 2013	1,330	$4.88

The fair value of shares vested during the nine months ended September 30, 2013, was $0.6 million.

Unrecognized compensation cost, net of a forfeiture estimate, was $5.0 million as of September 30, 2013, which is expected to be recognized over a weighted average period of approximately 3.1 years beginning October 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

5.    Income Taxes

Our income tax expense of $12.2 million for the three months ended September 30, 2013, primarily reflects $6.6 million of expense related to income taxes at certain of our foreign operations and foreign withholding taxes, $2.8 million of expense for the revaluation of certain deferred taxes resulting from the approval of a tax incentive in Korea and a $2.8 million addition to our unrecognized tax benefits related to the characterization of a deduction in a foreign jurisdiction. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

Our income tax expense of $6.0 million for the nine months ended September 30, 2013, primarily reflects $16.2 million of expense related to income taxes at certain of our foreign operations and foreign withholding taxes, $2.8 million of expense for the revaluation of certain deferred taxes resulting from the approval of a tax incentive in Korea and a $2.8 million addition to our unrecognized tax benefits related to the characterization of a deduction in a foreign jurisdiction. These income tax expense items were partially offset by a $9.2 million benefit for the reversal of a deferred tax liability associated with the undistributed earnings from our investment in J-Devices Corporation (“J-Devices”) and by a $6.6 million release of a valuation allowance on deferred tax assets at one of our foreign jurisdictions.

At September 30, 2013, we had U.S. net operating loss carryforwards totaling $341.3 million, which expire at various times through 2033. Additionally, at September 30, 2013, we had $40.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2019.

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

Our gross unrecognized tax benefits increased from $8.2 million at December 31, 2012, to $11.9 million as of September 30, 2013, primarily because of a $1.6 million addition related to the application of a law change in a foreign jurisdiction, a $2.8 million addition related to the characterization of a deduction in a foreign jurisdiction and a $0.8 million addition related to revenue attribution in a foreign jurisdiction. The additions were partially offset by $1.5 million of net reductions related to the settlement of contested prior year deductions in a foreign jurisdiction. At September 30, 2013, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

6.    Earnings Per Share

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income attributable to Amkor	$25,349	$22,317	$68,458	$34,672
Income allocated to participating securities	(155)	(55)	(511)	(81)
Net income available to Amkor common stockholders	25,194	22,262	67,947	34,591
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	7	55	78	81
Interest on 6.0% convertible notes due 2014, net of tax	907	4,026	8,533	12,077
Net income attributable to Amkor — diluted	$26,108	$26,343	$76,558	$46,749

Weighted average shares outstanding — basic	216,499	154,365	176,839	162,699
Effect of dilutive securities:
Stock options and restricted share awards	12	37	13	74
6.0% convertible notes due 2014	18,632	82,658	58,267	82,658
Weighted average shares outstanding — diluted	235,143	237,060	235,119	245,431
Net income attributable to Amkor per common share:
Basic	$0.12	$0.14	$0.38	$0.21
Diluted	0.11	0.11	0.33	0.19

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Stock options and restricted share awards	4,951	4,856	5,152	4,597

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Equity and Accumulated Other Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2012	$657,955	$8,839	$666,794
Net income	68,458	1,641	70,099
Other comprehensive loss	(4,401)	—	(4,401)
Treasury stock acquired through surrender of shares for tax withholding	(234)	—	(234)
Share-based compensation expense	2,065	—	2,065
Exchange of debt for common stock	195,034	—	195,034
Equity at September 30, 2013	$918,877	$10,480	$929,357

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2011	$693,266	$7,955	$701,221
Net income	34,672	358	35,030
Other comprehensive income	1,706	—	1,706
Issuance of stock through employee share-based compensation plans	181	—	181
Treasury stock acquired through surrender of shares for tax withholding	(546)	—	(546)
Share-based compensation expense	2,048	—	2,048
Repurchase of common stock	(79,814)	—	(79,814)
Equity at September 30, 2012	$651,513	$8,313	$659,826

The following table reflects the changes in accumulated other comprehensive income, net of tax:

	Defined Benefit Pension	Foreign Currency	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,614	$11,241
Other comprehensive income (loss) before reclassifications	4,120	(8,812)	(4,692)
Amounts reclassified from accumulated other comprehensive (loss) income	291	—	291
Other comprehensive income (loss)	4,411	(8,812)	(4,401)
Accumulated other comprehensive (loss) income at September 30, 2013	$(962)	$7,802	$6,840

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2011	$(10,510)	$21,359	$10,849
Other comprehensive income before reclassifications	1,294	104	1,398
Amounts reclassified from accumulated other comprehensive (loss) income	308	—	308
Other comprehensive income	1,602	104	1,706
Accumulated other comprehensive (loss) income at September 30, 2012	$(8,908)	$21,463	$12,555

Amounts reclassified out of accumulated other comprehensive income are included as a component of net periodic pension cost (Note 14).

8.    Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and purchased components	$162,545	$166,691
Work-in-process	60,118	60,748
Total inventories	$222,663	$227,439

9.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Land	$103,992	$106,338
Land use rights	26,845	19,945
Buildings and improvements	897,495	904,919
Machinery and equipment	3,590,226	3,332,855
Software and computer equipment	194,535	191,132
Furniture, fixtures and other equipment	17,459	19,194
Construction in progress	34,901	24,670
	4,865,453	4,599,053
Less accumulated depreciation and amortization	(2,918,005)	(2,779,084)
Total property, plant and equipment, net	$1,947,448	$1,819,969

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million, net of selling costs of $1.2 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of sales	$97,648	$85,172	$277,621	$247,160
Selling, general and administrative	3,672	4,670	11,667	15,066
Research and development	3,914	2,889	10,023	7,666
Total depreciation expense	$105,234	$92,731	$299,311	$269,892

The following table reconciles our activity related to property, plant and equipment additions as presented on the Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Property, plant and equipment additions	$380,179	$446,767
Net change in related accounts payable and deposits	21,825	(66,423)
Purchases of property, plant and equipment	$402,004	$380,344

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We made a non-refundable deposit of ₩10.9 billion ($10 million) at signing, a deposit of ₩43.4 billion ($39 million) in the three months ended September 30, 2013 and have one remaining payment of ₩54.2 billion (approximately $51 million) due during the three months ending December 31, 2013. As of September 30, 2013, the deposits are recorded in other assets on our Consolidated Balance Sheets.

10.    Intangible Assets

Intangibles as of September 30, 2013, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,361	$(18,861)	$3,500
Customer relationships	8,000	(7,442)	558
Total intangibles	$30,361	$(26,303)	$4,058

Intangibles as of December 31, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,169	$(19,636)	$2,533
Customer relationships	8,000	(5,767)	2,233
Total intangibles	$30,169	$(25,403)	$4,766

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization of identifiable intangible assets for the three and nine months ended September 30, 2013, was $1.0 million and $2.7 million, respectively. Amortization of identifiable intangible assets for the three and nine months ended September 30, 2012, was $1.0 million and $3.0 million, respectively. Based on the amortizing assets recognized in our balance sheet at September 30, 2013, amortization for each of the next five years is estimated as follows:

Amortization
(In thousands)
2013 remaining	$928
2014	1,022
2015	731
2016	513
2017	477
Thereafter	387
Total amortization	$4,058

11.    Investments

Investments consist of the following:

	September 30, 2013		December 31, 2012
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$105,097	60.0%	$38,690	30.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices Corporation. In April 2013, we completed the exercise of our option to increase our ownership interest in J-Devices from 30% to 60% for an aggregate purchase price of ¥6.7 billion ($67.4 million). J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba.

At September 30, 2013, our investment includes our 60% equity interest and options to acquire additional equity interests. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 and thereafter by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell their shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices is unable to fulfill its obligation to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

The governance provisions currently applicable to J-Devices restrict our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. Under the equity method of accounting, we recognize our proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. In addition, we record equity method adjustments as a change in our investment in unconsolidated affiliate. Because our incremental proportionate share of J-Devices' equity exceeded the cost

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of our additional investment, these adjustments include the amortization of a $5.1 million basis difference. For the three and nine months ended September 30, 2013, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $3.2 million and $4.7 million, respectively. For the three and nine months ended September 30, 2012, our equity in earnings in J-Devices, net of J-Devices' income taxes in Japan, was $2.5 million and $5.4 million, respectively.

In conjunction with entering into the joint venture, one of our subsidiaries in Japan purchased packaging and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which was accounted for as a direct financing lease. At the end of the lease in October 2012, J-Devices exercised an option to purchase the remaining packaging and test equipment for ¥761.4 million. In January 2013, we received payment of ¥761.4 million ($8.8 million) for the purchased equipment.

12.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Payroll and benefits	$79,570	$56,651
Deferred revenue and customer advances	52,968	52,773
Accrued interest	44,275	19,048
Accrued royalties (Note 17)	43,324	33,324
Acquisition payable (Note 3)	19,459	—
Accrued severance plan obligations (Note 14)	10,411	9,516
Income taxes payable	8,549	8,341
Other accrued expenses	32,287	33,311
Total accrued expenses	$290,843	$212,964

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license arbitration (Note 17).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2013	December 31, 2012
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022 (1)	525,000	300,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes (2)	56,350	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016 (3)	—	—
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	100,000	100,000
Term loan, LIBOR plus 3.80%, due June 2016 (4)	10,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017	150,000	137,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (5)	10,000	—
Term loan, LIBOR plus 3.70%, due December 2019 (6)	48,000	13,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (7)	—	—
	1,644,350	1,545,000
Add: Unamortized premium (1)	6,527	—
Less: Short-term borrowings and current portion of long-term debt	(56,350)	—
Long-term debt (including related party)	$1,594,527	$1,545,000

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

(2)
In April 2009, we issued $250 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of approximately $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and an entity controlled by Mr. James J. Kim, our Executive Chairman of the Board of Directors. Mr. Kim's affiliate

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

purchased $150.0 million of the 2014 Notes. In June 2013, we completed a tender offer for the 2014 Notes and exchanged $193.7 million of the 2014 Notes, including the $150.0 million held by Mr. Kim's affiliate, for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. The cash payment was equivalent to the remaining coupons for the tendered notes and was recorded as a charge in our Consolidated Statements of Income for the nine months ended September 30, 2013.

(3)
In June 2012, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”) entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with substantially all the land, factories and equipment at our ATK facilities. In June 2013, the facility was amended by extending the term by three years to June 2016. The facility now bears interest at the foreign currency funding-linked base rate plus 2.00% (4.13% as of September 30, 2013). As of September 30, 2013, $41.0 million was available to be borrowed for general working capital purposes.

(4)
In April 2013, ATK entered into a loan agreement with a Korean bank pursuant to which ATK may borrow up to $150.0 million for a term of three years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable at maturity. Interest is due quarterly beginning three months after the first draw down date. Interest is payable at a rate of LIBOR plus 3.80% (4.07% as of September 30, 2013). As of September 30, 2013, $140.0 million was available to be borrowed for general working capital purposes and the repayment of inter-company debt.

(5)
In March 2013, ATK entered into a loan agreement with a Korean bank pursuant to which ATK may borrow up to $150.0 million for a term of four and a half years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. Interest is paid quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.96% as of September 30, 2013). As of September 30, 2013, $140.0 million was available to be borrowed for capital expenditures.

(6)
In November 2012, ATK entered into a loan agreement with a Korean Bank pursuant to which ATK may borrow up to $100.0 million by November 2013 for a term of seven years. The loan is collateralized by substantially all the land, factories and equipment located at our ATK facilities. Principal is payable upon maturity. Interest is payable quarterly in arrears, at LIBOR plus 3.70% (3.97% as of September 30, 2013). As of September 30, 2013, $52.0 million was available to be borrowed for capital expenditures.

(7)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. The credit facility bears interest at the Taipei Foreign Exchange ("TAIFX") six month U.S. dollar rate plus a bank-determined spread. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of September 30, 2013, $34.0 million was available to be drawn for general corporate purposes and capital expenditures.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. Our collateralized bank debt agreements and the indentures governing our senior and senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of September 30, 2013.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,500	$1,561	$4,373	$4,789
Interest cost	842	817	2,363	2,439
Expected return on plan assets	(852)	(800)	(2,646)	(2,370)
Amortization of transition obligation	3	2	7	6
Amortization of prior service cost	50	54	148	179
Recognized actuarial loss	33	51	99	154
Net periodic pension cost	1,576	1,685	4,344	5,197
Curtailment (gain) loss	(148)	—	(148)	1,089
Settlement gain	(209)	—	(209)	(100)
Total pension expense	$1,219	$1,685	$3,987	$6,186

During the nine months ended September 30, 2012, we recognized net curtailment and settlement losses of $1.0 million, resulting from the remeasurement of our defined benefit plan in Japan due to reductions in workforce (Note 19).

For the three and nine months ended September 30, 2013, we contributed $0.1 million and $0.3 million to the defined benefit pension plans, respectively. We expect to contribute approximately $2.5 million to the pension plans during the remainder of 2013. For the three and nine months ended September 30, 2012, we contributed $0.1 million and $0.3 million to the defined benefit pension plans, respectively.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision recorded for severance benefits for the three and nine months ended September 30, 2013, was $6.9 million and $19.8 million, respectively. The provision recorded for severance benefits for the three and nine months ended September 30, 2012, was $7.0 million and $14.6 million, respectively. The balance of our Korean severance obligation consists of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Current (Accrued expenses)	$10,411	$9,516
Non-current (Pension and severance obligations)	127,590	116,997
Total Korean severance obligation	$138,001	$126,513

15.    Treasury Stock

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

During the three and nine months ended September 30, 2013, we made no purchases under the stock repurchase program. During the three and nine months ended September 30, 2012, we purchased 8.4 million and 16.5 million shares of common stock for an aggregate purchase price of $41.8 million and $79.5 million, respectively, net of $0.2 million and $0.3 million of commissions, respectively, for an average price of $4.99 and $4.83, respectively. At September 30, 2013, there were no unsettled shares, and there was approximately $91.6 million available to repurchase common stock pursuant to the stock repurchase program.

16.    Fair Value Measurements

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our forward contracts are not traded on an exchange and are therefore valued using conventional calculations or models that are primarily based on observable inputs such as foreign currency exchange rates. During the nine months ended September 30, 2013, we entered into foreign currency forward contracts to serve as an economic hedge for the payments related to the agreement to purchase land in Korea (see Note 9). The forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these forward contracts are recorded immediately in earnings in foreign currency (gain) loss, net in our Consolidated Statements of Income. In August 2013, we settled one forward contract, with a notional amount of $39.5 million. The total notional value for the remaining forward contracts was $49.2 million. The fair value of the forward contracts at September 30, 2013, was recorded as an asset of $1.2 million in other current assets in our Consolidated Balance Sheets.

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and J-Devices, at fair value on a nonrecurring basis. For the three and nine months ended September 30, 2013 and 2012, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period. Our fair value measurements consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Recurring fair value measurements:
Assets:
Cash equivalent money market funds (Level 1)	$322,866	$151,066
Restricted cash money market funds (Level 1)	2,681	2,680
Foreign currency forward contracts (Level 2)	1,167	—

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$1,055	$868

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$578	$250	$1,446	$586

For the three and nine months ended September 30, 2013, impairment losses on property, plant and equipment of $0.5 million and $0.8 million, respectively, were recorded in research and development with the remainder recorded in cost of sales. For the three and nine months ended September 30, 2012, all impairment losses on property, plant and equipment were recorded as cost of sales.

We measure the fair value of our debt on a quarterly basis for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,262,938	$1,276,527	$1,061,945	$1,045,000
Convertible senior subordinated notes (Level 1)	83,325	56,350	371,975	250,000
Term loans (Level 2)	302,698	318,000	269,200	250,000
Total debt	$1,648,961	$1,650,877	$1,703,120	$1,545,000

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

17.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of September 30, 2013, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Proceedings with Tessera, Inc.

Since March 2006, we have been involved in several proceedings with Tessera, Inc. (“Tessera”) related to a license agreement (the “License Agreement”) entered into in 1996 between Tessera and our predecessor. The proceedings generally involve disputes about whether or not Amkor owes Tessera royalties under the License Agreement with respect to certain packages and the termination of the License Agreement. The main proceeding that is pending is with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) captioned Amkor Technology, Inc. v. Tessera, Inc. (the “2009 Tessera Arbitration”), which we initiated in August 2009. In that proceeding, the ICC arbitration panel issued partial awards and interim orders finding that royalties are due to Tessera with respect to certain asserted patents and packages and

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

that the License Agreement was terminated by Tessera as of February 17, 2011. The arbitration panel reserved for later decision the issues of the amount of royalties and pre-judgment interest due, and the allocation of costs.

In July 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware. The complaint seeks injunctive relief and damages with respect to Amkor's alleged infringement of one of the U.S. patents that the arbitration panel found to be royalty bearing in the 2009 Tessera Arbitration. We strongly dispute Tessera's claims and intend to vigorously defend against them. However, the outcome of this matter is uncertain, and an adverse decision could have a material adverse effect on our results of operations, financial condition and cash flows.

In February 2013, Tessera publicly announced its intention to seek an amount in excess of $150 million in the 2009 Tessera Arbitration. That same month, we filed a petition in the Superior Court for San Francisco County to vacate or correct a portion of the arbitration panel’s interim order relating to the panel’s authority to award royalties for the period after the termination of the License Agreement. The Superior Court has denied our request and we have appealed that decision to the California First District Court of Appeal.

In October 2013, the arbitration panel issued another interim order which included, among other things, some substantive findings concerning the calculation of royalties under the License Agreement.

We recorded a charge to cost of goods sold in 2012 of $50.0 million representing our estimate of the low end of the range of possible royalties owed to Tessera and a charge of $6.0 million for related interest due to date in respect of the 2009 Tessera Arbitration. As a result of the latest interim order, we estimate the possible range of royalties due to Tessera to be from $60 million to $115 million (excluding interest). Because we believe that no amount in the range constitutes a better estimate than any other amount within that range, we recorded a charge to cost of goods sold of $10.0 million during the three months ended September 30, 2013, to increase our accrual for royalties to the low end of the range. Of the $60.0 million of charges we have recognized for royalties, we paid $16.7 million to Tessera in August 2012, plus related interest.

As of September 30, 2013, our accrual for royalties was $43.3 million, and our estimate of the possible range of royalties due to Tessera (net of the royalties paid in August 2012) is from $43.3 million to $98.3 million. The ultimate amount of damages and interest is subject to determination by the arbitration panel based on a number of complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by the panel, overlaps among the packages, the final date through which royalties are applicable and other factors. The final award could be more than the amounts paid or recognized. We may record additional charges as information develops or upon the issuance of the final award. We expect to record our estimate of interest accruing with the passage of time.

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

Since November 2003, we have been involved in several proceedings against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) in which we allege that with its Carsem Dual and Quad Flat No-Lead Packages, Carsem has infringed on one or more of our MicroLeadFrame packaging technology patent claims. We initiated the action with the U.S International Trade Commission (the “ITC”) in Washington, D.C. seeking, under Section 337 of the Tariff Act of 1930, an exclusion order barring the importation by Carsem of infringing products. We also filed a complaint against Carsem in the U.S. District Court for the Northern District of California, alleging patent infringement and seeking an injunction, damages and costs. This District Court action has been stayed pending resolution of the ITC case.

The ITC determined that certain Carsem Dual and Quad Flat No-Lead Packages infringe some patent claims of Amkor's U.S. Patent No. 6,433,277 (the "277 Patent") but that these infringed claims are invalid and, as a result, there is no violation of the Tariff Act. We appealed the ITC's ruling of invalidity for the claims of the 277 Patent to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit").

In 2012, the Federal Circuit reversed the ITC's determination of invalidity on the 277 Patent, denied Carsem's petition for a rehearing and remanded the matter to the ITC for further proceedings consistent with its ruling.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On January 10, 2013, in response to Carsem, Inc.’s requests for reexamination of the 277 Patent, the United States Patent and Trademark Office issued an Office Action rejecting all of the 277 Patent claims as invalid. Amkor believes that all of the 277 Patent claims are valid and filed a response to the Office Action in March 2013 contesting this finding.

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

	Packaging	Test	Other	Total
	(In thousands)
Three months ended September 30, 2013
Net sales	$655,294	$112,693	$—	$767,987
Depreciation expense	67,357	30,291	—	97,648
Gross profit	105,366	35,642	—	141,008
Capital additions	39,927	37,370	19,758	97,055
Three months ended September 30, 2012
Net sales	$615,933	$79,420	$—	$695,353
Depreciation expense	60,493	24,679	—	85,172
Gross profit	96,550	20,237	—	116,787
Capital additions	63,982	92,737	16,698	173,417
Nine months ended September 30, 2013
Net sales	$1,895,462	$306,113	$—	$2,201,575
Depreciation expense	191,720	85,901	—	277,621
Gross profit	296,074	98,266	—	394,340
Capital additions	209,833	117,217	53,129	380,179
Nine months ended September 30, 2012
Net sales	$1,808,111	$228,779	$—	$2,036,890
Depreciation expense	177,294	69,866	—	247,160
Gross profit	251,851	59,237	—	311,088
Capital additions	184,836	176,966	84,965	446,767
Gross property, plant and equipment
September 30, 2013	$3,559,727	$1,187,768	$117,958	$4,865,453
December 31, 2012	3,372,071	1,076,513	150,469	4,599,053

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2012	$1,607
Charges, net	8,083
Cash Payments	(10,061)
Non-cash Amounts	371
Accrual at September 30, 2013	$—

Employee Separation Costs
(In thousands)
Accrual at December 31, 2011	$—
Charges, net	7,160
Cash Payments	(6,209)
Non-cash Amounts	(951)
Accrual at September 30, 2012	$—

Reductions in Force

During the three and nine months ended September 30, 2013, we reduced our workforce through voluntary retirement and other workforce reduction programs. During the three months ended September 30, 2013, we recorded $2.1 million in net charges for termination benefits, of which $1.7 million and $0.4 million were charged to cost of sales and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2013, we recorded $8.1 million in net charges for termination benefits, of which $6.8 million, $1.0 million and $0.3 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts were paid as of September 30, 2013.

During the nine months ended September 30, 2012, we reduced our workforce at one of our manufacturing operations. We recorded $7.2 million in charges for termination benefits including $1.0 million in net curtailment and settlement charges, of which $5.5 million, $1.6 million and $0.1 million were charged to cost of sales; selling, general and administrative expenses and research and development expenses, respectively. All amounts were paid as of December 31, 2012.

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

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition.

Our net sales increased $72.6 million or 10.4% to $768.0 million for the three months ended September 30, 2013, from $695.4 million for the three months ended September 30, 2012. The increase was driven by a $39.4 million or 6.4% increase in packaging net sales as well as a $33.3 million or 41.9% increase in test net sales. The increases in packaging and test net sales were driven by strong demand for NAND memory, test and wafer-level processing services supporting mobile communications, as well as incremental business from our newly acquired power discrete business in Malaysia. These increases were partially offset by a decrease in net sales of packaging services related to products in the consumer end market.

Gross margin for the three months ended September 30, 2013, increased to 18.4% from 16.8% for the three months ended September 30, 2012. The increase was primarily driven by higher net sales of wafer-level processing, NAND memory and test services supporting mobile communications. Our gross margin for the three months ended September 30, 2013, was negatively impacted by a $10.0 million charge to cost of sales relating to our pending patent license arbitration.

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

Driven by continued customer demand for services supporting mobile communications products, our capital additions totaled $380.2 million or 17.3% of net sales for the nine months ended September 30, 2013, compared to $446.8 million or 21.9% of net sales for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, 55.2% of our capital additions were made in packaging, 30.8% in test and 14.0% in research and development and infrastructure projects. During the nine months ended September 30, 2012, 41.4% of our capital additions were made in packaging, 39.6% in test and 19.0% in research and development and infrastructure projects.

Net cash provided by operating activities was $375.2 million for the nine months ended September 30, 2013, compared to $284.4 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we experienced negative free cash flow of $26.8 million, primarily due to our capital purchases to support anticipated customer demand for packaging and test services related to mobile communications. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”), and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	39.0%	42.8%	41.0%	43.6%
Labor	14.1%	14.8%	14.3%	14.4%
Other manufacturing costs	28.5%	25.6%	26.8%	26.7%
Gross margin	18.4%	16.8%	17.9%	15.3%
Depreciation and amortization	13.8%	13.5%	13.7%	13.4%
Operating income	7.6%	7.8%	7.2%	5.4%
Income before income taxes	5.0%	4.6%	3.5%	2.2%
Net income attributable to Amkor	3.3%	3.2%	3.1%	1.7%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Net sales	$767,987	$695,353	$72,634	10.4%	$2,201,575	$2,036,890	$164,685	8.1%
Packaging net sales	655,294	615,933	39,361	6.4%	1,895,462	1,808,111	87,351	4.8%
Test net sales	112,693	79,420	33,273	41.9%	306,113	228,779	77,334	33.8%

Net Sales. Net sales in the three and nine months ended September 30, 2013, increased compared to the three and nine months ended September 30, 2012, as a result of higher net sales of our packaging and test services.

Packaging Net Sales. The increase in packaging net sales for the three and nine months ended September 30, 2013 was primarily driven by strong demand for NAND memory and wafer-level processing services supporting mobile communications along with incremental business from our newly acquired power discrete business in Malaysia. Our investments supporting mobile communications have continued to drive our growth in this end market. The increase in packaging net sales for the nine months ended September 30, 2013, was also attributable to high demand for our flip chip packaging services. These increases in net sales were partially offset by weakness in demand for products in the consumer end market, including gaming and home electronics. For the nine months ended September 30, 2013, our packaging net sales were also impacted by weakness in the computing end market as net sales in the prior year benefitted from incremental demand from customers whose supply chains were disrupted by the flooding in Thailand.

Packaging unit volume increased to 3.8 billion units during the three months ended September 30, 2013, compared to 2.2 billion units during the three months ended September 30, 2012. Packaging unit volume increased to 8.8 billion units during the nine months ended September 30, 2013, compared to 6.2 billion units during the nine months ended September 30, 2012. The increase for the three and nine months ended September 30, 2013, was primarily due to an increase in packaging services for discrete products from our newly acquired business in Malaysia, leadframe products and wafer-level processing services for mobile communications products.

Test Net Sales. The increase in test net sales in the three and nine months ended September 30, 2013 was primarily attributable to higher demand for test services for mobile communications and our continued investments in support of this end market as many of our mobile communications customers require turnkey packaging and test solutions.

Cost of Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Cost of sales	$626,979	$578,566	$48,413	8.4%	$1,807,235	$1,725,802	$81,433	4.7%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales decreased to 39.0% and 41.0% for the three and nine months ended September 30, 2013, respectively, from 42.8% and 43.6% for the three and nine months ended September 30, 2012, respectively. The decrease was primarily due to a change in mix to packaging and test services with lower material content.

Labor costs as a percentage of net sales decreased to 14.1% and 14.3% for the three and nine months ended September 30, 2013, respectively, from 14.8% and 14.4% for the three and nine months ended September 30, 2012, respectively. The decrease was primarily due to higher net sales of packaging and test services while our labor costs remained consistent. Increases in our employee compensation costs were offset by net savings from restructuring activities at our manufacturing operations.

Other manufacturing costs as a percentage of net sales increased to 28.5% for the three months ended September 30, 2013, from 25.6% for the three months ended September 30, 2012. Our other manufacturing costs for the three months ended September 30, 2013, included a charge of $10.0 million relating to our pending patent license arbitration. Other manufacturing costs as a percentage of net sales also increased as a result of higher depreciation expense due to our continued investments in property, plant and equipment to service the demand of our customers, primarily in support of mobile communications.

Other manufacturing costs as a percentage of net sales of 26.8% for the nine months ended September 30, 2013, remained consistent with other manufacturing costs as a percentage of sales of 26.7% for the nine months ended September 30, 2012. Our other manufacturing costs for the nine months ended September 30, 2013, included higher depreciation expense and a $10.0 million charge from our pending patent license arbitration. Our results for the nine months ended September 30, 2012, included a $30.0 million charge for the same arbitration.

Gross Profit

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In thousands, except percentages)
Gross profit	$141,008	$116,787	$24,221	$394,340	$311,088	$83,252
Gross margin	18.4%	16.8%	1.6%	17.9%	15.3%	2.6%

Gross profit and gross margin for the three and nine months ended September 30, 2013, increased compared to the three and nine months ended September 30, 2012. The increase in gross profit and gross margin was primarily driven by higher net sales of wafer-level processing, NAND memory and test services. Gross profit and gross margin for the three months ended September 30, 2013, were negatively impacted by a $10.0 million charge to cost of sales for our pending patent license arbitration, which related entirely to the packaging segment. Our results for the nine months ended September 30, 2012, included a $30.0 million charge for the same arbitration.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In thousands, except percentages)
Packaging gross profit	$105,366	$96,550	$8,816	$296,074	$251,851	$44,223
Packaging gross margin	16.1%	15.7%	0.4%	15.6%	13.9%	1.7%

Packaging Gross Profit. Gross profit and gross margin for packaging net sales for the three and nine months ended September 30, 2013, increased compared to the three and nine months ended September 30, 2012. The increase in gross profit and gross margin was primarily driven by higher net sales of wafer-level processing and NAND memory services. Gross profit and gross margin for packaging services for the three months ended September 30, 2013, were negatively impacted by a $10.0 million charge to cost of sales for our pending patent license arbitration, which related entirely to the packaging segment. Our results for the nine months ended September 30, 2013, included a $30.0 million charge for the same arbitration.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In thousands, except percentages)
Test gross profit	$35,642	$20,237	$15,405	$98,266	$59,237	$39,029
Test gross margin	31.6%	25.5%	6.1%	32.1%	25.9%	6.2%

Test Gross Profit. Gross profit and gross margin for test net sales for the three and nine months ended September 30, 2013, increased compared to the three and nine months ended September 30, 2012. The increase in gross profit and margin was driven by higher test net sales in support of mobile communications. Costs of sales for test services are primarily fixed in nature and have relatively low material content. Accordingly, increases in net sales or utilization generally result in increased gross profit and gross margin due to the high degree of operating leverage for these services.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Selling, general and administrative	$64,347	$49,297	$15,050	30.5%	$189,524	$160,041	$29,483	18.4%

Selling, general and administrative expenses for the three and nine months ended September 30, 2013, increased compared to the three and nine months ended September 30, 2012. The increase for the three and nine months ended September 30, 2013, was attributable to higher employee compensation costs as well as professional fees associated with acquisitions and pending litigation.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Research and development	$18,647	$13,472	$5,175	38.4%	$47,261	$40,764	$6,497	15.9%

Research and development activities are focused on developing new packaging interconnect and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 3D packaging (including embedded die) silicon interposers and through silicon via technologies, fine pitch copper pillar packaging, wafer-level processing in support of advanced wafer nodes. The increase in research and development expenses for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was primarily attributable to increased employee compensation costs along with higher depreciation as a result of our continued investments in research and development initiatives.

Other Expense, Net

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Interest expense, net	$25,742	$22,410	$3,332	14.9%	$76,740	$68,715	$8,025	11.7%
Foreign currency (gain) loss, net	(2,716)	2,394	(5,110)	213.5%	(1,841)	4,461	(6,302)	141.3%
Loss on debt retirement, net	—	—	—	—%	11,619	—	11,619	100.0%
Equity in earnings of unconsolidated affiliate	(3,179)	(2,541)	(638)	25.1%	(4,679)	(5,421)	742	(13.7)%
Other income, net	(7)	(359)	352	(98.1)%	(344)	(1,511)	1,167	(77.2)%
Total other expense, net	$19,840	$21,904	$(2,064)	(9.4)%	$81,495	$66,244	$15,251	23.0%

Interest expense for the three and nine months ended September 30, 2013, increased due to higher levels of long-term debt in 2013. In June 2013, we completed a tender offer for our Convertible Senior Subordinated Notes due 2014 and exchanged $193.7 million of these notes for shares of our common stock. As a result of this transaction, we recorded a debt retirement charge of $11.6 million related to the cash payment we made to holders of the notes.

Our foreign currency gains and losses are primarily the result of fluctuations of certain Asian based currencies and our net monetary exposure to those currencies at our foreign subsidiaries. During the three months ended September 30, 2013, we recorded a foreign currency gain of $2.7 million primarily due to the appreciation of the Korean won relative to the U.S. dollar and the associated impact on our forward contracts. During the nine months ended September 30, 2013, we recorded a foreign currency gain of $1.8 million, which was mainly driven by the depreciation of the Japanese yen relative to the U.S. dollar and the associated impact on our U.S. dollar denominated net monetary assets.

During the nine months ended September 30, 2013, we increased our ownership interest in J-Devices Corporation ("J-Devices") from 30% to 60%, and J-Devices completed its acquisition of three packaging and test factories from Renesas. Revenues for J-Devices have increased substantially during the three and nine months ended September 30, 2013, over the prior year periods as a result of acquisitions. However, J-Devices' profitability for such periods has been constrained due primarily to increased costs related to acquisitions and ongoing integration efforts, as well as lower overall utilization of fixed assets. The constrained profitability at J-Devices had a corresponding impact on our equity in earnings of J-Devices.

Income Tax Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(In thousands, except percentages)
Income tax expense	$12,170	$9,538	$2,632	27.6%	$5,961	$9,009	$(3,048)	(33.8)%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense for the three and nine months ended September 30, 2013 and 2012, was attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes, partially offset by discrete income tax benefits. During the nine months ended September 30, 2013, we recorded a discrete income tax benefit of $9.2 million for the reversal of a deferred tax liability associated with the undistributed earnings from our investment in J-Devices and a discrete income tax benefit of $6.6 million for the release of a valuation allowance on deferred tax assets at one of our foreign jurisdictions. During the three months ended September 30, 2013, we also recorded $2.8 million of income tax expense for the revaluation of certain deferred taxes resulting from the approval of a tax incentive in Korea and $2.8 million of income tax expense for an addition to our unrecognized tax benefits related to the characterization of a deduction in a foreign jurisdiction. During the three months ended September 30, 2012, we recorded $3.1 million of income tax expense as a result of an addition to our unrecognized tax benefits related to the interpretation of a tax law change in a foreign jurisdiction.

During 2013, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan have operated under tax holidays which will continue to expire in whole or in part at various dates through 2022. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will be subject to higher statutory income tax rates.

At September 30, 2013, we had U.S. net operating loss carryforwards totaling $341.3 million, which expire at various times through 2033. Additionally, at September 30, 2013, we had $40.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2019. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of September 30, 2013, we had cash and cash equivalents of $591.3 million, $1,650.9 million of debt and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $75.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $332.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and the repayment of inter-company debt.

Included in our cash balance as of September 30, 2013, is $237.2 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $138.0 million as of September 30, 2013.

We refer you to Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of the pending arbitration relating to Amkor's license agreement with Tessera. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments due in connection with our litigation with Tessera.

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

Our scheduled principal repayments on debt include $61.4 million due in 2014, $105.0 million due in 2015, $10.0 million due in 2016, $150.0 million due in 2017 and $1,318.0 million due thereafter. We were in compliance with all of our debt covenants at September 30, 2013, and expect to remain in compliance with these covenants for at least the next twelve months.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. We did not purchase any stock under the plan for the three months ended September 30, 2013. Since inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million, net of $0.9 million of commissions. At September 30, 2013, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

Investments

We expect that our 2013 capital additions will be approximately $450 million, in addition to $100 million of spending for the acquisition of land relating to our new factory and research and development center in Korea. We refer you below for further discussion. Our expected capital additions for 2013 primarily support customer demand for packaging and test services related to mobile communications. During the nine months ended September 30, 2013, our capital additions were $380.2 million. Of this total, approximately 55.2% of our capital additions were made in packaging, 30.8% in test and 14.0% in research and development and infrastructure projects. Ultimately, the amount of our 2013 capital additions will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In February 2013, we entered into an agreement for the purchase of land for a factory and research and development center in Korea. The land purchase price was ₩108.5 billion (approximately $100 million), payable in installments over ten months. We made a nonrefundable deposit of ₩10.9 billion ($10 million) at signing, a deposit of ₩43.4 billion ($39 million) in the three months ended September 30, 2013, and have one remaining payment of ₩54.2 billion (approximately $51 million) due during the three months ending December 31, 2013. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We anticipate beginning construction of our new factory and research and development center in late 2014. Construction work will continue through 2015 and into early 2016. There can be no assurance that the new facility project will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

We are subject to risks associated with our capital additions, including those discussed in Part II, Item 1A of this Quarterly Report. The following table reconciles our activity related to property, plant and equipment additions as presented on the

Consolidated Balance Sheets to purchases of property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Property, plant and equipment additions	$380,179	$446,767
Net change in related accounts payable and deposits	21,825	(66,423)
Purchases of property, plant and equipment	$402,004	$380,344

In April 2013, we completed the exercise of our option to increase our ownership interest of J-Devices, a joint venture to provide semiconductor packaging and test services in Japan, from 30% to 60% for an aggregate purchase price of ¥6.7 billion ($67.4 million). J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba. We also have options to acquire additional equity interests in J-Devices. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 and up to 80% in 2015 and thereafter. We expect to exercise our options and increase our ownership interest to 80% at which time certain governance restrictions will lapse and we will begin consolidating J-Devices' results. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia. The total price for the shares was $61.9 million, based on the estimated net asset value at closing. The price for the shares is subject to adjustment to the extent the actual net asset value at closing was more or less than the estimate. We paid $42.4 million in cash at closing and are obligated to pay the remaining $19.5 million by March 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2013 - Remaining	2014	2015	2016	2017	Thereafter
	(In thousands)
Total debt	$1,644,350	$—	$61,350	$105,000	$10,000	$150,000	$1,318,000
Scheduled interest payment obligations (1)	704,185	47,756	100,522	95,043	93,819	90,468	276,577
Purchase obligations (2)	76,935	59,733	3,079	2,159	1,857	1,857	8,250
Operating lease obligations	69,095	5,464	19,444	13,517	11,367	11,250	8,053
Severance obligations (3)	138,001	10,411	9,589	8,873	8,201	7,593	93,334
Total contractual obligations	$2,632,566	$123,364	$193,984	$224,592	$125,244	$261,168	$1,704,214

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2013, for variable rate debt.

(2)	Represents capital-related purchase obligations and long-term supply contracts outstanding at September 30, 2013.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at September 30, 2013, include:

•
$31.4 million of net foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute approximately $2.5 million to the defined benefit pension plans during the remainder of 2013.

•
$2.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

Contingencies, Indemnifications and Guarantees

We refer you to Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended September 30, 2013, there have been no significant changes in our critical accounting policies as reported in our 2012 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012, were as follows:

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities	$375,245	$284,436
Investing activities	(476,908)	(361,450)
Financing activities	277,931	192,234

Operating activities:   Our cash flow provided by operating activities for the nine months ended September 30, 2013, increased by $90.8 million compared to the nine months ended September 30, 2012. Operating income for the nine months ended September 30, 2013, adjusted for depreciation and amortization, other operating activities and non-cash items, increased by $64.4 million compared to the nine months ended September 30, 2012. The increase is primarily attributable to increased gross profit and the related increase in operating income.

Changes in assets and liabilities increased operating cash flow by $4.2 million for the nine months ended September 30, 2013, primarily as a result of an increase in accrued expenses offset by an increase in accounts receivable. For the nine months ended September 30, 2012, changes in assets and liabilities decreased operating cash flows by $22.8 million as a result of an increase in accounts receivable due to increased demand, offset by an increase in accounts payable and accrued expenses.

Investing activities:   Our cash flows used in investing activities for the nine months ended September 30, 2013, increased by $115.5 million compared to the nine months ended September 30, 2012. The increase in the nine months ended September 30, 2013, was primarily due to payments for an investment in J-Devices of $67.4 million and for our newly acquired power discrete business in Malaysia of $42.4 million.

Financing activities:   Our cash flows provided by financing activities for the nine months ended September 30, 2013, increased by $85.7 million compared to the nine months ended September 30, 2012. The net cash provided by financing activities for the nine months ended September 30, 2013 resulted from the issuance of the Additional 2022 Notes for $225.0 million and borrowings of $68.0 million in accordance with the loan agreements at our subsidiary in Korea.

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

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital additions. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. We experienced negative free cash flow of $26.8 million for the nine months ended September 30, 2013, primarily due to our capital purchases to support customer demand for packaging and test services related to mobile communications.

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$375,245	$284,436
Purchases of property, plant and equipment	(402,004)	(380,344)
Free cash flow	$(26,759)	$(95,908)

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

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China, Malaysia, Singapore and Taiwan. For our subsidiaries and J-Devices in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2013, our income before income taxes would have been approximately $18 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2013, approximately 93% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the nine months ended September 30, 2013, approximately 62% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the nine months ended September 30, 2013, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of September 30, 2013, our operating income would have been approximately $67 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and J-Devices in Japan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the nine months ended September 30, 2013 and 2012, was a net foreign translation loss of $8.8 million and a gain of $0.1 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

During the nine months ended September 30, 2013, we entered into foreign currency forward contracts to serve as an economic hedge for the payments related to the agreement to purchase land in Korea (Note 9 and Note 16). We performed a sensitivity analysis of our foreign currency forward contracts to assess the potential impact of fluctuations in exchange rates. Assuming a 10% adverse movement in the exchange rates as of September 30, 2013, our income before income taxes would have been approximately $5 million lower.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of September 30, 2013, we had a total of $1,644.4 million of debt of which 80.7% was fixed rate debt and 19.3% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility, of which no amounts were drawn as of September 30, 2013. As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2013:

	2013 - Remaining	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$56,350	$—	$—	$—	$1,270,000	$1,326,350	$1,346,263
Average interest rate	—%	6.0%	—%	—%	—%	6.7%	6.7%
Variable rate debt (In thousands)	$—	$5,000	$105,000	$10,000	$150,000	$48,000	$318,000	$302,698
Average interest rate	—%	4.0%	4.4%	4.1%	4.2%	4.0%	4.2%

For information regarding the fair value of our long-term debt, see Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

On July 31, 2013, we completed our acquisition of Toshiba Electronics Malaysia Sdn. Bhd. We have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. We are continuing to integrate the acquired operations into our overall internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we continue to implement an enterprise resource planning system over a multi-year program on a company-wide basis. In addition, we are also implementing a new shop floor system in certain of our factories.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The downturn in demand for semiconductors in late 2008 and in 2009 resulted in significant declines in our operating results and cash flows as capacity utilization declined. Although the world economy recovered somewhat in 2010, the recent slow rate of economic growth in the U.S. and elsewhere and economic uncertainty worldwide, or the negative impact on economic growth resulting from the action or inaction of the U.S. government relating to federal income tax increases, the federal debt ceiling, the federal deficit and government spending restrictions or shutdowns, could adversely affect consumer demand in the U.S. and globally, which may negatively impact our operating results.

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

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize, especially if industry conditions deteriorate. As a result, our sales may not adequately cover fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our business, liquidity, results of operations, financial condition and cash flows.

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

The reasons IDMs may shift their outsourced business to internal capacity include:

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of September 30, 2013, our total debt balance was $1,650.9 million, of which $56.4 million was classified as a current liability. As of September 30, 2013, we had availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $75.0 million available to be drawn under revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $332.0 million available to be borrowed under term loans maturing between June 2016 and December 2019 for general working capital purposes, capital expenditures and the repayment of inter-company debt. Despite current debt levels, the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. We may consider investments in joint ventures, acquisitions or increased capital additions, which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2013, we had capital additions of $380.2 million. In 2013, we expect to make capital additions of approximately $450 million and are also planning an additional $100 million of spending for the acquisition of land related to our previously announced new factory and research and development center in Korea. Ultimately the actual amount of our capital additions for 2013 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt, with $1,644.4 million outstanding, excluding an unamortized premium at September 30, 2013, $56.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $61.4 million due in 2014, $105.0 million due in 2015, $10.0 million due in 2016, $150.0 million due in 2017 and $1,318.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2012, we paid $86.1 million of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities or proceeds from any additional debt or equity financing. As of September 30, 2013, we had cash and cash equivalents of $591.3 million and availability of $149.7 million under our $150.0 million senior secured revolving credit facility which matures in June 2017. Our foreign subsidiaries had $75.0 million available to be drawn under revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $332.0 million available to be borrowed in accordance with the loan agreements at our subsidiary in Korea, maturing between June 2016 and December 2019 for general working capital purposes, capital expenditures and the repayment of inter-company debt.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $138.0 million as of September 30, 2013. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Under the existing Korean plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements in Part I, Item 1 to this Quarterly Report on Form 10-Q.

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

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. We have recently implemented several significant ERP modules and expect to implement additional ERP modules in the future. In addition, we are implementing a new shop floor system in certain of our factories. The implementation of the ERP and shop floor systems represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment and the shop floor system as changes are made and new modules are implemented, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

In addition, on July 31, 2013, we completed our acquisition of Toshiba Electronics Malaysia Sdn. Bhd. We are continuing to integrate the acquired operations into our overall internal control over financial reporting. Although we have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

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

Risks Associated With International Operations - We Depend on Our Factories and Operations in China, Japan, Korea, Malaysia, the Philippines and Taiwan. Many of Our Customers' and Vendors' Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers' and vendors' operations are located outside the U.S.  The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•	regulations imposed by foreign governments, including limitations or taxes imposed on the payment of dividends and other payments by non-U.S. subsidiaries;

•	fluctuations in currency exchange rates;

•	political, military, civil unrest and terrorist risks, particularly an increase in tensions between North Korea and South Korea;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	changes in regulatory requirements, tariffs, customs, duties and other restrictive trade barriers or policies;

•	difficulties in staffing, retention and employee turnover and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate;

•
local business and cultural factors that differ from or normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and regulations and

•	compliance with antitrust, anti-competition and similar laws in the U.S. and in foreign jurisdictions.
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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. We have made and continue to make significant investments to implement and evolve our management information systems. In addition, we are implementing a new shop floor system in certain of our factories. In July 2013, we acquired a factory in Malaysia, and have begun to integrate its management information systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new management information systems or upgrade our existing systems. These risks include:

•	we may face delays in the design and implementation of the system;

•	the cost of the systems may exceed our plans and expectations and

•
disruptions resulting from the implementation or integration of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd. We have also exercised our option to increase our ownership interest in J-Devices from 30% to 60%, which we completed in April 2013, and we have additional options to increase our ownership over time to as much as 80%. We have begun integration of the recently acquired operation in Malaysia, and we anticipate that in the future we will need to integrate J-Devices with our existing operations. In addition, J-Devices will need to integrate with its operations the acquisitions it has recently completed. Furthermore, the governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

Rules adopted by the Securities and Exchange Commission implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and some of our customers are also implementing initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with the new requirements and customer initiatives. These new requirements and customer initiatives could affect the sourcing and availability of metals used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the metals we use in our manufacturing process. If we are unable to certify that the metals we use in our packages are conflict-free, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

The loss of a significant customer, a reduction in orders from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 63.0%, 62.2% and 61.0% of our net sales in the nine months ended September 30, 2013, and the years ended December 31, 2012 and 2011, respectively. One customer accounted for more than 10% of our consolidated net sales during the nine months ended September 30, 2013. One customer accounted for more than 10% of our consolidated net sales in 2012, and two customers each accounted for more than 10% of our consolidated net sales in 2011.

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

From time to time we may acquire or build new facilities, such as our new factory and research and development center in Korea or migrate existing business among our facilities. In connection with these facility changes, our customers require us to re-qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully re-qualify or that our customers will not qualify our competitors and move the business for such services.

The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our sales and profitability. During the nine months ended September 30, 2013, one customer accounted for 24.4% of our consolidated net sales, representing approximately 23.0% of our packaging net sales and 32.7% of our test net sales. If we were to lose our largest customer, or if it significantly reduced its level of business with us, the loss could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2013 capital additions will be approximately $450 million, in addition to $100 million of spending for the acquisition of land relating to our new factory and research and development center in Korea. The amount of our capital additions depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital additions based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital additions may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in these legal proceedings or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceeding filed by and against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, which are described in more detail in Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

As of September 30, 2013, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.5 million shares, or approximately 63%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.5 million shares. Pursuant to the 2014 Notes exchange offer, the Kim family exchanged their 2014 Notes into approximately 49.6 million shares of common stock (the “2014 Convert Shares”). If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 63% of our outstanding common stock.

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

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2013. We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

July 1 - July 31	1,674	$4.29	—	$91,586,032
August 1 - August 31	10,905	4.25	—	91,586,032
September 1 - September 30	2,152	4.13	—	91,586,032
Total	14,731	$4.23	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2013, no common stock purchases were made and there is approximately $91.6 million available pursuant to the stock repurchase program.

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
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: November 1, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Bylaws of Amkor Technology, Inc., as amended on August 21, 2013.
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