Form 10-K
period 2013-12-31
AMKOR TECHNOLOGY INC
filed 2014-02-28
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $330.5 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2014, was as follows: 217,901,240 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

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

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2014 including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3)

the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of our enterprise resource planning (“ERP”) system and other systems, (15) our view of the outcome of our dispute with Tessera and our estimates regarding the possible amount of, and funding for, any payments due in conjunction with such dispute, (16) the anticipated schedule for construction of our new factory and research and development facility in Korea, (17) our plan to increase our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (18) our expected forfeiture rate for outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets and (20) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1.	Business

OVERVIEW

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years we have built a leading position by:

•	Designing and developing innovative packaging and test technologies;

•	Offering a broad portfolio of cost-effective solutions and services;

•	Successfully penetrating strategic end markets which offer solid growth prospects;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Collaborating with customers, original equipment manufacturers (“OEMs”) and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment;

•	Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution and

•
Having a diversified operational scope with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, Malaysia, the Philippines and Taiwan.

Our packaging and test services are designed to meet application and chip specific requirements including the type of interconnect technology employed; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. Our customers will use us for one or more of these services.

We provide our services to integrated device manufacturers (“IDMs”), “fabless” semiconductor companies and contract foundries. IDMs generally design, manufacture, package and test semiconductors in their own facilities. However, the availability of technologically advanced outsourced manufacturing services has encouraged IDMs to increasingly outsource their manufacturing service needs. Fabless semiconductor companies do not have factories and focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process. Fabless semiconductor companies utilize contract foundries to manufacture their semiconductors in wafer form, and companies such as Amkor for their packaging and test needs. Some companies will engage a contract foundry to manage the complete semiconductor manufacturing process, and in turn, the contract foundry will outsource some of its packaging and test needs.

Our IDM customers include: Intel Corporation; Micron Technology, Inc.; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Altera Corporation; Broadcom Corporation; LSI Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

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

•	An increase in mobility and connectivity capabilities and growing digital content driving demand for new broadband wired and wireless networking equipment.

•
The proliferation of semiconductor devices into well established end products such as automotive systems due to increased use of electronics for safety, navigation, fuel efficiency, emission reduction and entertainment systems.

•	An overall increase in the semiconductor content within electronic products to provide greater functionality and higher levels of performance.
Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles.

Outsourcing Trends in Semiconductor Manufacturing

Semiconductor companies outsource their packaging and test needs to service providers such as Amkor for the following reasons:

Packaging and test service providers have developed expertise in advanced technologies.

Semiconductor packaging and test technologies continue to become more sophisticated, complex and customized due to increasing demands for miniaturization, greater functionality and improved thermal and electrical performance. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies requiring sophisticated expertise and technological innovation. Many of these companies are also relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies, thereby enabling them to reduce their internal research and development costs.

Packaging and test service providers offer a cost effective solution in a highly cyclical, capital intensive industry.

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as changes in world-wide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at consistently high levels of utilization to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for integrated semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Packaging and test service providers, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

Packaging and test service providers can facilitate a more efficient supply chain and help shorten time-to-market for new products.

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Packaging and test service providers have the resources and expertise to timely develop their capabilities and implement new packaging technology in volume. For this reason, semiconductor companies and OEMs are leveraging capabilities of packaging and test service providers to deliver their new products to market more quickly.

High quality packaging and test service providers enable semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.

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

STRATEGY AND COMPETITIVE STRENGTHS

Strategy

Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals:

Leverage Our Investment in Services for Advanced Technologies

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These technologies provide increased value to our customers while typically generating gross margins above the corporate average. This is particularly true in the mobile device market, where growth has outpaced the industry rate. The key to success in the advanced packaging and test area is to generate reasonably quick returns on investments made for customers seeking leading edge technologies.

In recent years we have invested hundreds of millions of dollars on state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With approximately 400 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies, we have achieved technology leadership in areas such as fine pitch bumping, advanced flip chip and wafer-level processing. During 2013, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as chips fabricated at 20 nanometer geometries, fingerprint sensors and NAND memory. We are also making substantial progress with 2.5D and 3D interconnect solutions that stack multiple active chips in a single package, as we work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices.

We believe that the value added by advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of speed and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services.

Improve Utilization of Existing Assets

Another key to our success is to improve the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment and platforms typically creates capacity to provide incremental packaging and test services without significant additional investment. As part of our strategy, we are focused on developing a second wave of customers for these assets. For example, we have a concerted effort to increase our sales to Chinese and Taiwanese fabless chip companies, since they dominate the mid-tier and entry-level segments of the mobile device market where most of the growth is occurring.

Also in 2013, we began efforts to seek out and engage new customers in the analog area for our mainstream wirebond technologies. Another area of expanded emphasis is the automotive market where semiconductor content continues to grow. These efforts to enlarge our customer base will increase in 2014 as we target these and other customers to grow our revenue and improve the utilization of our existing assets.

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets. For example, in 2009 we invested in J-Devices Corporation, a joint venture to provide semiconductor packaging and test services in Japan. In 2013, we increased our investment in J-Devices to 60%. Together with J-Devices, we are pursuing a consolidate and fill strategy with IDM customers in Japan, and we believe our increasing engagement with J-Devices will improve our revenues, particularly in the automotive market. In 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. In addition to adding a new revenue stream from our existing customer, Toshiba, we expect this acquisition to attract new customers.

We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership. We expect to continue to evaluate these types of opportunities in 2014.

Competitive Strengths

The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers. We believe we are well-positioned in the outsourced packaging and test services market. The following competitive strengths allow us to build upon our industry position and to remain one of the preferred providers of semiconductor packaging and test services.

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and three dimensional or “3D” interconnect solutions that stack multiple active chips in a single package. We have been investing in our technology leadership in electroplated wafer bumping, wafer-level processing and 3D packaging technologies. We have also been a leader in developing environmentally friendly integrated circuit packaging, which involves the elimination of lead and certain other materials.

In the area of 3D packaging, we have been a market and technology leader in both stacked die, such as stacked chip scale packages and FlipStack, and stacked package technologies such as PoP and TMV. The semiconductor industry is now in a period of 3D packaging development where Through Silicon Via (“TSV”) interconnect technology will be used to create 3D integrated circuits. An alternative approach to full 3D stacking is to place active die on a passive silicon interposer, which in turn is placed on the package substrate. The use of a silicon interposer is often referred to as a “2.5D” packaging solution. We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver 2.5D and 3D solutions to market. We are a leader in wafer thinning, micro-bumping and TSV-based flip chip stacking technologies, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy new 2.5D and 3D packaging and test solutions with high density TSV interconnections.

Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies

Our customers include most of the world’s largest semiconductor companies and over the last four decades, we have developed long-standing relationships with many of these companies. We believe that our production excellence has been a key factor in our success in attracting and retaining customers. We work with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower costs.

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

Broad Offering of Semiconductor Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and mechanical design challenges, and we employ a large number of engineers to solve these challenges. We provide services for more than 1,000 unique products, representing one of the broadest package offerings in the semiconductor industry. This wide variety of packaging offerings is necessary to meet the diverse needs of our customers for the optimal combination of performance, size and cost attributes. Our solutions enable our customers to focus on semiconductor design and wafer fabrication while utilizing Amkor as their turnkey design and manufacturing provider and, in many cases, their packaging technology innovator.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.

Geographically Diversified Operational Base

We have a broad and geographically diversified operational footprint of six million square feet of space strategically located in six countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide cost effective solutions to our customers by:

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

Competitive Cost Structure and Disciplined Capital Investment

There has been a continuous push throughout the entire semiconductor supply chain for lower cost solutions. A competitive cost structure and disciplined capital investment decisions enable us to provide cost-competitive solutions while achieving profitability and generating cash flow. Some of our cost control efforts have included: (1) increasing strip densities to drive higher throughput; (2) migrating from capillary underfill to molded underfill; (3) developing thinner and shorter gold wire solutions; (4) migrating from gold wire to copper wire for certain wirebond packages; (5) reducing test cycle times and (6) increasing labor productivity.

We operate in a cyclical industry. During an industry downturn we seek to reduce our costs and drive greater factory and administrative efficiencies. Cost control efforts can include reducing labor costs by temporarily lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies where available.

PACKAGING AND TEST SERVICES

Overview of Semiconductor Manufacturing Process

In general, the semiconductor manufacturing process consists of integrated circuit design, wafer fabrication, wafer probe, packaging and final test.

Integrated circuit design involves the laying out of electronic components, such as transistors, resistors, capacitors and the metallic interconnect of these components, to achieve the desired device functionality. Wafer fabrication is a multiple-step sequence of photolithographic and chemical processing steps during which the integrated circuits are gradually created on semiconductor material, typically a silicon wafer. Individual integrated circuits are generally known as a “chip” or “die”, and a single wafer will contain many die. Wafers are fabricated by two types of companies - IDMs which design and fabricate wafers using their own in-house manufacturing facilities, and contract foundries which manufacture wafers that are designed by fabless companies or other customers.

The packaging and test services we provide occur subsequent to wafer fabrication. The wafers that we receive from our customers are generally consigned to us; we do not own the consigned wafers or record their value in our financial statements. During wafer probe, each individual die is electrically tested, or probed, for defects. Packaging is the processing of bare die to facilitate electrical connections and heat dissipation and protect the die. The wafer is separated into individual die. Each good die is then assembled into a package that typically encapsulates the die for protection and creates the electrical connections used to connect the package to a printed circuit board, module or other part of the electronic device. In some packages, chips are attached to a substrate or leadframe carrier through wirebonding or flip chip interconnects and then encased in a protective material. Or, for a wafer-level package, the electrical interconnections are created directly on the surface of the die (while the wafer is still intact) so that the chip may be attached directly to other parts of an electronic device without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

Packaging and Test Technologies and Processes

Our packages employ wirebond, flip chip and copper clip interconnect technologies. We use leadframe and substrate package carriers, and we perform a variety of test services.

Interconnect Technologies

Wirebond:  In packages that employ wirebond interconnect technology, the die is mounted face up on the package carrier and the interconnections between the die and package carrier are made through very fine gold, silver or copper wires which are attached from the bond pads of the die to the package carrier. Wirebonding is generally considered to be the most cost-effective and flexible interconnect technology and is used to assemble the majority of semiconductor packages.

Flip Chip:  In packages that employ flip chip interconnect technology, the interconnections between the die and package carrier are made through conductive “bumps” that are placed directly on the die surface utilizing a process called wafer bumping. The bumped die is then “flipped over” and placed face down, with the bumps connecting directly to the package carrier. Flip chip allows a higher number of interconnects than wirebond as it uses the entire surface area of the die, and sometimes the perimeter as well, instead of just the perimeter as used by most wirebond packages. Flip chip also provides enhanced thermal and electrical performance, and enables smaller die and thinner, smaller form factors (or physical package dimensions).

The wafer bumping process consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides and providing a pad metallurgy that will protect the interconnections while making good mechanical and electrical connection between the bump and the wafer.

Copper Clip: Copper clip interconnect technology uses a solid copper bridge or “clip” to connect the die to the package carrier. The clip allows a higher level of current flow than a wire and also provides a better method of heat transfer from the die. The clip is either spot welded, or more often re-flow soldered, to the die pads and the package carrier pads.

Package Carriers

Leadframe:  A leadframe is a miniature sheet of metal, generally made of copper and silver alloys, on which a pattern of electrical connections (or “leads”) has been cut. The leads are generally placed around the perimeter of the leadframe and are used to connect the package to the system board. The number of leads on an individual leadframe is limited as electrical shorting can occur if the leads are placed too close together.

Substrate:   A substrate is a laminate of multiple layers of epoxy resin, woven glass fibers and metal conductors. Bumps provide the electrical connection to the system board. The bumps are typically distributed evenly across the bottom surface of the substrate (called a “ball grid array” format). This allows greater distance between individual leads and a higher number of interconnects than leadframe packages.

Test Services

Amkor provides a complete range of semiconductor testing services including wafer testing or probe and final test. We offer a full range of test software, hardware, integration and product engineering services, and we support a range of business models and test capabilities. Substantially all of our test business is derived from testing packages that we assemble.

Wafer Test Services: Wafer test, also referred to as wafer probe, is performed after wafer fabrication or wafer bumping to screen out defective devices prior to packaging. We offer a range of wafer test coverage that can be tailored based on the cost and complexity of the die, the package and the product. These services range from coarse level screening for major defects all the way up to probing at high digital speeds and can include full radio frequency transmit and receive as well as testing at multiple temperatures. Wafer testing can also involve a range of wafer mapping and inspection operations.

Final Test Services: After the packaging process, final test is performed to ensure that the packaged device meets the customer’s requirements. Final test spans a range of rigor and complexity depending on the device and end market application. More rigorous types of final test include testing multiple times under different electrical and temperature conditions and before and after device reliability stresses, such as burn-in. In addition to electrical testing, specialized solutions are required for packages that also process non-electric stimuli.

The electrical tests are a mix of functional, structural and system-level tests depending on the customer’s requirements and cost and reliability parameters. The electrical test equipment we use includes commercially available automated test equipment, customized and proprietary system level test equipment and innovative types of low cost test equipment developed by Amkor.

Advanced Products and Mainstream Products

We offer a broad range of advanced and mainstream packaging and test services to our customers. We refer to our flip chip, wafer-level processing and related test services as “Advanced Products”, and our wirebond packaging and related test services as “Mainstream Products”. The following table sets forth, for the periods indicated, the amount of advanced and mainstream packaging and test net sales and the percentage of such net sales:

	Year Ended December 31,
	2013		2012		2011
	(In millions, except percentage of net sales)
Advanced products	$1,451	49.1%	$1,302	47.2%	$1,125	40.5%
Mainstream products	1,505	50.9%	1,458	52.8%	1,651	59.5%
Total net sales	$2,956	100.0%	$2,760	100.0%	$2,776	100.0%

Advanced Products

Our advanced packages consist of flip chip chip scale packages, and flip chip ball grid array packages. These package families use flip chip interconnect technology to connect a die to a substrate package carrier.

Flip Chip Chip Scale Package (FC CSP) Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. The size advantage provided by chip scale packaging technologies has made FC CSP the package of choice for a wide variety of applications that require very small form factors such as wireless handsets and mobile consumer electronic devices.

Flip chip stacked chip scale (FC SCSP) packages stack a second die on top of the original die in a FC CSP package. The top die is typically memory, and wirebond interconnects are used to attach it to the substrate. FC SCSP is frequently used to stack memory on top of digital baseband and applications processors for use in mobile devices.

We developed fine pitch copper pillar flip chip interconnect technology which creates interconnections at finer pitches using a packaging process to reduce the number of substrate layers to facilitate very thin packages. This innovative solution is also an enabling technology for 2.5D and 3D package stacking with TSVs.

Wafer-level chip scale packages (WL CSP) do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. WL CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable, semiconductor package platforms on the market today. We have seen significant growth in our WL CSP business, particularly for power management, radio frequency, and integrated connectivity applications.

Flip Chip Ball Grid Array (FC BGA) Products: FC BGA packages are large form factor substrate-based packages which are used where processing power and speed are needed, and small form factors are not required. Our FC BGA packages are assembled around state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias, and ultra-fine line and space metallization, FC BGA substrates have the highest routing density available. The variety of FC BGA package options allows package selection to be tailored to the specific thermal needs of the end product. We offer FC BGA packaging in a variety of product formats to fit a wide range of end application requirements, including networking, storage, computing and consumer applications.

Our Flip Chip Molded BGA (FCmBGA) packages utilize a molding compound that replaces traditional capillary underfill to interconnect larger die onto a substrate without the structural need for a lid or stiffening ring. This enables thinner packaging and improved thermal performance while reducing system cost.

Mainstream Packages

Our mainstream packages consist of leadframe packages, substrate-based wirebond packages and micro-electro-mechanical systems packages. These package families use wirebond interconnect technology to connect a die to a leadframe or substrate package carrier.

Leadframe Packages: Leadframe packages use wirebond or flip chip technology to interconnect a die to a leadframe package carrier. Leadframe packages are used in many electronic devices and remain the most practical and cost-effective solution for many low to medium pin count applications.

Traditional leadframe packages support a wide variety of device types and applications. Two of our most popular traditional leadframe package types are small outline integrated circuit and quad flat package, commonly known as “dual” and “quad” products, respectively, based upon the number of sides from which the leads extend. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.

Through a process of continuous engineering and customization, we have designed several leadframe package types that are thinner and smaller than traditional leadframe packages, and which have the ability to accommodate more leads on the perimeter of the package. These leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We are developing increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. One of our more successful leadframe package offerings is the MicroLeadFrame family of quad flat no lead packages.

Power discrete devices use a leadframe as the package carrier and primarily use wirebond interconnect technology. However, power applications that require improved thermal and electrical performance will use packaging with copper clip interconnect technology.

Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked chip scale packages (CSP), chip array ball grid array (BGA) packages and plastic ball grid array (PBGA) packages.

Stacked CSP technology enables the stacking of a wide range of different semiconductor devices to deliver high levels of silicon integration and area efficiency. Stacked CSP utilizes high density thin core substrates and advanced materials, along with leading-edge wafer thinning, die attach, and molding capabilities to stack multiple die on a substrate. Stacked CSP is ideal for memory, including NAND, NOR and DRAM memory, and mixed signal applications.

Chip array BGA packages offer a broad selection of ball array pitches, ball counts and body sizes, single and multi-die layouts, stacked die and passive component integration. They are applicable for a wide range of semiconductors requiring a smaller package size than conventional PBGAs or leadframe packages.

Plastic ball grid array packages are used in applications requiring higher pin count than leadframe packages, but typically have lower interconnect density than flip chip. PBGA packages are designed for low inductance, improved thermal operation and enhanced surface-mount technology ability. Custom performance enhancements, like ground and power planes, are also available.

Micro-Electro-Mechanical Systems (MEMS) Packages: MEMS are miniaturized mechanical and electro-mechanical sensors that can sense or manipulate the physical world. Examples of MEMS devices include microphones, accelerometers, gyrometers, magnetometers, humidity and temperature sensors and pressure sensors. MEMS are most typically created on silicon wafers but can also employ other substrate types as well. MEMS devices often require an extra fabrication process where the device wafer is bonded to a second wafer which effectively encapsulates the MEMS structure. This method leaves the device free to move within a vacuum or an inert gas atmosphere. However, applications such as microphones and pressure sensors require the MEMS structure to remain unencapsulated, requiring innovative cavity style packages.

System-in-Package (SiP) Modules: SiP modules contain one or more die plus passive components integrated into a single package to create a fully functioning system or subsystem. These modules use wirebond or flip chip interconnect technologies to connect the die to a substrate package carrier. The passive components include inductors, capacitors, resistors, filters and diplexers. SiP modules are used in mobile devices for components such as fingerprint sensors, radio frequency controllers, power amplifiers, GPS modules, Bluetooth modules, digital basebands and hard drive controllers.

End Markets

The following table lists the end markets that use our products:

End Market	Applications	Package Type

Communications	Handsets (Cell Phones, Feature Phones, Smart Phones) Tablets Handheld Devices Wireless LAN
Flip Chip Chip Scale Package
Stacked Chip Scale Package
Flip Chip Stacked Chip Scale Package
Wafer Level Chip Scale Package
MicroLeadFrame
ChipArray Ball Grid Array
Fine Pitch Copper Pillar Flip Chip Chip Scale Package

Consumer	Television Set Top Boxes Gaming Portable Media Digital Cameras	Flip Chip Ball Grid Array Thin Quad Flat Pack ChipArray Ball Grid Array Digital Micromirror Device MicroLeadFrame Plastic Ball Grid Array

Networking	Servers Routers Switches	Flip Chip Ball Grid Array Plastic Ball Grid Array MicroLeadFrame Thin Quad Flat Pack ChipArray Ball Grid Array

Automotive and Industrial	Infotainment Safety Performance, Fuel Efficiency and Environmental Sustainability Comfort, Aesthetics and Security	Small Outline Integrated Circuit MicroLeadFrame Plastic Ball Grid Array Thin Quad Flat Pack Thin Shrink Small Outline Package Quad Flat Pack

Computing	Desk Top Computer Laptop Computer Notebook Computer Netbook Computer Hard Disk Drive Printers and Other Peripherals Computer Server	MicroLeadFrame ChipArray Ball Grid Array Thin Quad Flat Pack Flip Chip Ball Grid Array Small Outline Integrated Circuit Stacked Chip Scale Package Flip Chip Chip Scale Package

RELATIONSHIP WITH J-DEVICES CORPORATION

J-Devices Corporation is the largest provider of outsourced semiconductor packaging and test services in Japan with net sales of $0.8 billion in 2013. J-Devices' business covers a broad range of packaging and test services focused on the automotive, industrial and consumer end markets. The company's customers include some of the largest semiconductor companies in the world, such as Fujitsu Semiconductor Limited, Renesas Electronics Corporation and Toshiba Corporation.

J-Devices was formed in 2009 as a result of a joint venture between Amkor, Toshiba and J-Devices' predecessor, Nakaya Microdevices Corporation (NMD). As part of this transaction, J-Devices acquired certain assets and business, including technology development, of Toshiba's semiconductor packaging business. Since that time, J-Devices has experienced considerable growth through various acquisitions, including the purchase of three packaging and test facilities from Fujitsu in 2012 and the purchase of three additional packaging and test facilities in 2013 from Renesas.

In 2013, we completed the exercise of our option to increase our ownership interest in J-Devices from 30% to 60%. As a result of this transaction, J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba. The governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. We plan to exercise additional options to increase our ownership interest to 80% by 2016, at which time certain governance restrictions will lapse and we will begin consolidating J-Devices' results. We continue to work closely with J-Devices in a number of areas, including joint purchasing programs and joint technology development.

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new packaging solutions and test services, and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. By concentrating our research and development on our customers’ needs for innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards. In addition, we leverage our research and development by licensing our leading edge technology, such as MicroLeadFrame, Fine Pitch Copper Pillar Flip Chip, TMV, Lead Free and Copper Pillar Bumping and FusionQuad.

Our areas for research and development include:

•	2.5D and 3D packaging;

•	Advanced flip chip packaging;

•	Advanced micro-electromechanical system packaging and testing;

•	Advanced Package-on-Package (PoP);

•	Copper Pillar bumping and packaging;

•	Copper wire interconnects;

•	Embedded Die / Fan Out technology;

•	Engineering and characterization tools;

•	High density laminate and leadframe packaging;

•	Manufacturing cost reductions;

•	Silicon Photonics;

•	Silver wirebond interconnects;

•	TMV technology;

•	TSV technology and

•	Wafer-level processing.
We have key development partners within our customer and supplier base. We work with our partners and allocate our resources to develop applications that have promising potential for a healthy return on investment.

As of December 31, 2013, we had approximately 400 employees engaged in research and development activities. In 2013, 2012 and 2011, we incurred $64.6 million, $54.1 million and $50.4 million, respectively, of research and development expense.

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

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December which results in a decrease in packaging and test services during the first quarter.

CUSTOMERS

As of December 31, 2013, we had approximately 200 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 62.9% of our net sales in 2013. Qualcomm Incorporated and Toshiba each accounted for more than 10% of our net sales in 2013.

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

The primary equipment used in the testing process includes testers, handlers and probers. Handlers are used to transfer individual or small groups of packaged integrated circuits to a tester. Test equipment is generally a more capital intensive portion of the process and tends to have longer delivery lead times than most types of packaging equipment. We focus our capital expenditures on standardized tester platforms in order to maximize test equipment utilization where possible.

ENVIRONMENTAL MATTERS

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. The usage of lead (Pb) has decreased over the past few years, as we have ramped volume production of alternative lead (Pb)-free processes. Our operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the semiconductor packaging and test industry and may require additional capital investment.

We are engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We do not expect that capital expenditures or other costs attributable to compliance with environmental laws and regulations will have a material adverse effect on our business, liquidity, results of operations, financial condition or cash flows.

COMPETITION

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Ltd.
Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our IDM customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. We also compete with companies (including semiconductor foundries) that provide wafer bumping and other advanced packaging solutions that compete with our packaging and test services. In addition, we compete with companies that offer only test services and not packaging.

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

EMPLOYEES

As of December 31, 2013, we had approximately 20,900 full-time employees. Of the total employee population, approximately 15,400 were engaged in manufacturing services, 3,300 were engaged in manufacturing support, 400 were engaged in research and development, 300 were engaged in marketing and sales and 1,500 were engaged in administration, business management and finance. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in Europe, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea and Malaysia are members of a union, and we operate subject to collective bargaining agreements that we have entered into with the unions in Japan, Korea and Malaysia.

Item 1A.	Risk Factors

The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the Table of Contents of this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also impair our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.

Dependence on the Highly Cyclical Semiconductor Industry — We Operate in Volatile Industries and Industry Downturns and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes sudden and prolonged downturns in the past. For example, the financial crisis and global recession in 2008 and 2009 resulted in a downturn in the semiconductor industry that adversely affected our business and results of operations during those periods. The economic recovery since that time has been slow and uneven.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices or computing devices, could have a material adverse effect on our business and operating results. During downturns we have experienced, among other things, reduced demand, excess capacity and reduced sales. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

Also, the action or inaction of the U.S. government relating to federal income tax increases, the federal debt ceiling, the federal deficit and government spending restrictions or shutdowns, may adversely affect consumer demand and economic growth in the U.S. and globally, which may harm the semiconductor industry and our business.

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

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•
fluctuation in demand for semiconductors and conditions in the semiconductor industry generally, as well as by specific customers, such as inventory reductions by our customers impacting demand in key markets;

•	changes in our capacity and capacity utilization rates;

•	changes in average selling prices which can occur quickly due to the absence of long term agreements on price;

•	changes in the mix of the semiconductor packaging and test services that we sell;

•	evolving packaging and test technology and potential difficulties in developing and transitioning to new technologies;

•
absence of backlog, the short-term nature of our customers’ commitments and the impact of these factors, including the possible delay, rescheduling and cancellation of large orders, or the timing and volume of orders relative to our production capacity;

•	changes in costs, quality, availability and delivery times of raw materials, components and equipment;

•	changes in labor costs to perform our services;

•	wage inflation and fluctuations in commodity prices, including gold, copper and other precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with legal claims, indemnification obligations, judgments and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•
costs of acquisitions and divestitures, difficulties integrating acquisitions, the failure of our joint ventures to operate in accordance with business plans and fluctuations in the results of investments accounted for using the equity method;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in our manufacturing yields;

•	dependence on key customers or concentration of customers in certain market segments, such as mobile communications and

•	restructuring charges, asset write-offs and impairments.
It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry in 2009 increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets and consumer demand. The slow rate of economic growth in the U.S. and elsewhere and economic uncertainty worldwide could continue to cause volatility in customer forecasts and reduce our visibility regarding future demand in the semiconductor industry. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows would be adversely affected.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. For example, we experienced lower than optimum utilization in late 2008 and in 2009 due to a decline in world-wide demand for our packaging and test services which impacted our gross margin. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital expenditures. Forecasted customer demand for which we have made capital investments may not materialize, especially if industry conditions deteriorate. As a result, our sales may not adequately cover fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our business, liquidity, results of operations, financial condition and cash flows.

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Volatility in customer forecasts and fluctuations in global consumer demand make it particularly difficult to predict future results. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, if analysts and investors do not react favorably, or if analysts were to discontinue providing coverage of our company, the trading prices of our securities may be adversely impacted.

Declining Average Selling Prices — Historically There Has Been Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time, and sometimes prices can change significantly in relatively short periods of time. We expect downward pressure on average selling prices for our packaging and test services to continue in the future. If we are unable to offset a decline in average selling prices by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2013, our total debt balance was $1,652.7 million, of which $61.4 million was classified as a current liability and $320.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

Our substantial indebtedness could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under our indentures to purchase notes tendered as a result of a change in control of Amkor;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities, including joint ventures and acquisitions;

•
require us to dedicate a substantial portion of our cash flow from operations to service payments of interest and principal on our debt thereby reducing the availability of our cash flow to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	increase the volatility of the price of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds;

•
limit our ability to refinance our existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to us or at all and

•	increase our cost of borrowing.

We May Have Difficulty Funding Liquidity Needs.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Our liquidity is affected by, among other things, the performance of our business, our capital expenditure and other investment levels and our ability to repay debt out of our operating cash flows or with the proceeds of debt or equity financings.

We operate in a capital intensive industry. We had capital expenditures of $566.3 million in 2013. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without any firm customer commitments. Ultimately the actual amount of our capital expenditures for 2014 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt, which requires significant scheduled principal and interest payments in the coming years. The sources funding our operations, including making capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing.

The health of the worldwide banking system and capital markets affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international banking system and capital markets, they may refuse or be unable to fund borrowings under their credit commitments to us. Volatility in the banking system and capital markets could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.

In addition, there is a risk that we could fail to generate the necessary net income or operating cash flows to meet the funding needs of our business due to a variety of factors, including the other factors discussed in this "Risk Factors" section. If we fail to generate the necessary cash flows or we are unable to access the capital markets when needed, our liquidity may be adversely impacted.

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness and Our Joint Venture Agreements Could Restrict Our Operating Flexibility.

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

Also, our ability to sell our joint venture investments or for our joint ventures to pay dividends, make distributions, provide loans or make other payments to us may be restricted by our joint venture agreements. As a result, we may not be able to access the cash flow of our joint ventures or realize a cash return on our joint venture investment. For example, the governance provisions of our joint venture with J-Devices require the consent of the joint venture partners to pay dividends or for us to sell our investment.

We Have Significant Severance Plan Obligations Associated With Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $145.1 million as of December 31, 2013. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Under the existing Korean plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 15 to our Consolidated Financial Statements in Part II, Item 8 to this Annual Report on Form 10-K.

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

Internal controls may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, fraud or corruption. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. We have recently implemented several significant ERP modules and expect to implement additional ERP modules in the future. In addition, we are implementing a new shop floor management system in certain of our factories. The implementation of the ERP and shop floor systems represents a change in our internal control over financial reporting.

Although we continue to monitor and assess our internal controls in the new ERP system environment and the shop floor system as changes are made and new modules are implemented, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

In addition, on July 31, 2013, we completed our acquisition of Amkor Technology Malaysia Sdn. Bhd. We are continuing to integrate the acquired operations into our overall internal control over financial reporting. Although we have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

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

Risks Associated With International Operations — We Depend on Our Factories and Operations in China, Japan, Korea, Malaysia, the Philippines and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers’ and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•
regulations and policies imposed by U.S. or foreign governments, such as tariffs, customs, duties and other restrictive trade barriers, antitrust and competition, tax, currency and banking, privacy, labor, environmental, health and safety;

•	the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;

•	fluctuations in currency exchange rates;

•	political and social conditions, such as civil unrest and terrorism;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from tax laws in the U.S and in foreign jurisdictions in which we operate and

•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and regulations.

In particular, we have significant facilities and other investments in South Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and a recent rise in tensions among other countries in the region.

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. We have also exercised our option to increase our ownership interest in J-Devices from 30% to 60%, which we completed in April 2013 and we have additional options to increase our ownership over time to as much as 80%. We have begun integration of the recently acquired operation in Malaysia, and we anticipate that in the future we will need to integrate J-Devices with our existing operations. In addition, J-Devices will need to integrate with its operations the acquisitions it has recently completed. Furthermore, the governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely Including Any Disruption that May Occur in the Supply of Certain Metals due to New Regulations Regarding the Supply of Minerals From Conflict Zones.

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

Rules adopted by the Securities and Exchange Commission implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and some of our customers are also implementing initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with the new requirements and customer initiatives. These new requirements and customer initiatives could affect the pricing, sourcing and availability of metals used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the metals we use in our manufacturing process. If we are unable to certify that the metals we use in our packages are conflict-free, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

Customer Concentration and Loss of Customers — The Loss of Certain Customers or Reduced Pricing or Orders from Existing Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 62.9% of our net sales in 2013. One customer accounted for 23.7% and another customer accounted for 10.5% of net sales in 2013. The loss of a significant customer, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $566.3 million in 2013, $533.5 million in 2012 and $466.7 million in 2011. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

Furthermore, if we cannot generate or raise additional funds to pay for capital expenditures, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing;

•	volatility in fixed income, credit and equity markets and

•	economic, political and other global conditions.
The lead time needed to order, install and put into service various capital investments is often significant, and, as a result, we often need to commit to capital expenditures in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have from time to time expended significant capital for additional equipment or facilities for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, and may be a party to legal proceedings in the future. These proceedings could require significant management time and resources and, if an unfavorable ruling or outcome were to occur in these legal proceedings, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if There Are Changes in Tax Law or Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws, Including Whether We Continue to Qualify for Our Tax Holidays.

Our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in tax laws could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows. For example, there have been proposals to change U.S. tax laws that would significantly impact how U.S. corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form any of these proposals might be enacted into law, if adopted they could have a material adverse impact.

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

Our competitors may develop, patent or gain access to know-how and technology similar or superior to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The semiconductor industry is characterized by frequent claims regarding the infringement of patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us or our customers, we could be required to:

•	discontinue the use of certain processes or cease to provide the services at issue, which could curtail our business;

•	pay substantial damages;

•	develop non-infringing technologies, which may not be feasible or

•	acquire licenses to such technology, which may not be available on commercially reasonable terms or at all.
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceeding filed by and against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, which are described in more detail in Note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

Packaging and Test Processes Are Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide or if We do Not Successfully Implement New Technologies.

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

These and other factors have, from time to time, contributed to lower production yields. They may also do so in the future, particularly as we adjust our capacity, change our processing steps or ramp new technologies. In addition, we must continue to develop and implement new packaging and test technologies, and expand our offering of packages to be competitive.

Our production yields on new packages, particularly those packages which are based on new technologies, typically are significantly lower than our production yields on our more established packages.

Our failure to maintain quality standards or acceptable production yields, if significant and prolonged, could result in loss of customers, increased costs of production, delays, substantial amounts of returned goods and claims by customers relating thereto. Any of these problems could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. These companies may also have established relationships with many large semiconductor companies that are our current or potential customers. Consolidation among our competitors could also strengthen their competitive position.

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

Environmental, Health & Safety Laws and Initiatives — Future Environmental, Health & Safety Laws and Initiatives Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process generates by-products that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Environmental, health and safety laws and regulations in places we do business, impose various controls on the use, storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. We may become liable under these environmental, health and safety laws and regulations for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties. In such an event, we could be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and could also be subject to revocation of permits negatively affecting our operations.

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive imposes strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In addition, increasing climate change and environmental concerns could result in our customers requesting that we exceed regulatory standards. Complying with existing and possible future environmental, health and safety laws or related customer requests may impose upon us the need for additional equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations. Furthermore, energy costs in general could increase significantly due to climate change and other regulations.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities.

We have significant packaging and test and other operations in locations which are subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as SARs or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events; acts of war and terrorist incidents; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, Japan experienced a severe earthquake and tsunami in 2011 that resulted in significant disruption in the electronics industry supply chain and adversely affected Japan's economy and consumer spending. In addition, in October 2011, Thailand experienced substantial flooding which affected the facilities and operations of customers and suppliers in our industry. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. Although we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by natural disasters and other calamities.

Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence The Outcome of All Matters Requiring Stockholder Approval.

As of December 31, 2013, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 137.5 million shares, or approximately 63%, of our outstanding common stock. In June 2013, the Kim family exchanged their 2014 Notes for approximately 49.6 million shares of common stock (the "2014 Convert Shares"). The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 63% of our outstanding common stock.

The 2014 Convert Shares are subject to a voting agreement. The agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as no principal amount of the 2014 Notes remains outstanding and the Kim family no longer beneficially owns any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location and size of our manufacturing facilities are set forth in the table below. All facilities are owned unless otherwise specified.

Approximate Facility Size (Square Feet)
Korea
Gwangju, Korea	1,221,000
Seoul, Korea	668,000
Pupyong, Korea (1)	448,000
Philippines
Muntinlupa, Philippines (2)	661,000
Province of Laguna, Philippines (2)	629,000
China
Shanghai, China (3)	887,000
Taiwan
Hsinchu, Taiwan	489,000
Lung Tan, Taiwan	353,000
Malaysia
Telok Panglima Garang, Malaysia (3)	377,000
Japan
Kitakami, Japan (4)	207,000

(1)	Includes a lease for 44,000 square feet of building space.

(2)
As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest. We also lease 661,000 square feet of building space.

(3)	Land is leased.

(4)	Leased facility.
During 2013, we purchased land for a factory and research and development center in Korea. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We anticipate beginning construction of our new factory and research and development center in late 2014. Construction work will continue through 2015 and into early 2016. There can be no assurance that the new facility will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. Our marketing and sales office locations include sites at most of our manufacturing locations as well as Europe, Singapore and the U.S. (Chandler, Arizona; Irvine, San Diego and Santa Clara, California; Boston, Massachusetts and Dallas, Texas).

We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

Item 3.	Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, acquisitions, licensing, contracts, tax, regulatory, employee relations and other matters. For a discussion of “Legal Proceedings,” see Note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low
2013
First Quarter	$4.99	$3.99
Second Quarter	4.63	3.60
Third Quarter	4.61	4.01
Fourth Quarter	6.13	4.35
2012
First Quarter	$6.78	$4.46
Second Quarter	6.25	4.29
Third Quarter	5.58	4.36
Fourth Quarter	4.60	3.65

There were approximately 146 holders of record of our common stock as of January 31, 2014.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, our U.S. revolving credit agreement and the indentures governing our senior notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2013. We refer you to Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	1,597	$4.42	—	$91,586,032
November 1-November 30	39,750	5.35	—	91,586,032
December 1-December 31	2,021	5.86	—	91,586,032
Total	43,368	$5.34	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2013, we made no common stock purchases, and at December 31, 2013, approximately $91.6 million was available pursuant to the stock repurchase program.

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

The following selected consolidated financial data as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, have been derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following selected consolidated financial data as of December 31, 2011, 2010 and 2009, and for the years ended December 31, 2010 and 2009, have been derived from audited financial statements not included herein. On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data:
Net sales	$2,956,450	$2,759,546	$2,776,359	$2,939,483	$2,179,109
Gross profit (a)	544,513	423,810	490,569	663,756	480,396
Operating income	232,109	152,692	193,670	373,798	225,317
Loss (gain) on debt retirement, net (b)	12,330	1,199	15,531	18,042	(15,088)
Income tax expense (benefit) (c)	22,646	17,001	7,124	19,012	(29,760)
Equity in earnings of J-Devices	10,316	5,592	7,085	6,435	2,373
Net income	111,657	42,702	93,095	232,147	156,283
Net income attributable to Amkor	109,296	41,818	91,808	231,971	155,980
Net income attributable to Amkor per common share:
Basic	$0.58	$0.26	$0.48	$1.26	$0.85
Diluted	$0.50	$0.24	$0.39	$0.91	$0.67

Other Financial Data:
Depreciation and amortization	$410,346	$370,479	$335,644	$323,608	$305,510
Purchases of property, plant and equipment	566,256	533,512	466,694	445,669	173,496

Balance Sheet Data:
Cash and cash equivalents	$610,442	$413,048	$434,631	$404,998	$395,406
Working capital	541,480	438,781	354,644	289,859	327,088
Total assets	3,427,298	3,025,215	2,773,047	2,736,822	2,432,909
Non-current liabilities, including debt	1,771,422	1,705,794	1,429,640	1,327,933	1,437,371
Total Amkor stockholders’ equity	953,740	657,955	693,266	630,013	383,209

(a)	During 2013 and 2012, we recorded a charge of $10.0 million and $50.0 million, respectively, to cost of sales relating to our pending patent license litigation.

(b)
During 2013, we exchanged debt for shares of our common stock and a cash payment and charge of $11.6 million. During 2011, we recorded a net loss of $15.5 million related to the tender and call of debt and the write-off of associated unamortized deferred debt issuance costs. During 2010, we recorded a net loss of $18.0 million related to several debt transactions.

(c)
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

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals: leveraging our investment in services for advanced technologies, improving utilization of existing assets and selectively growing our scale and scope through strategic investments.

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above the corporate average. This is particularly true in the mobile device market, where growth has outpaced the industry rate. The key to success in the advanced packaging and test area is to generate reasonably quick returns on investments made for customers seeking leading edge technologies.

Another key to our success is to improve the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment and platforms typically creates capacity to provide incremental packaging and test services without significant additional investment. As part of our strategy, we are focused on developing a second wave of customers for these assets. For example, we have a concerted effort to increase our sales to Chinese and Taiwanese fabless chip companies, since they dominate the mid-tier and entry-level segments of the mobile device market where most of the growth is occurring. Also in 2013, we began efforts to seek out and engage new customers in the analog area for our mainstream wirebond technologies. Another area of expanded emphasis is the automotive market where semiconductor content continues to grow. These efforts to enlarge our customer base will increase in 2014 as we target these and other customers to grow our revenue and improve the utilization of our existing assets.

From time to time we also see attractive opportunities to grow our customer base and expand markets. For example, in 2009 we invested in J-Devices Corporation, a joint venture to provide semiconductor packaging and test services in Japan. In 2013, we increased our investment in J-Devices to 60%. In 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. In addition to adding a new revenue stream from our existing customer, Toshiba, we expect this acquisition to attract new customers. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership. We expect to continue to evaluate these opportunities in 2014.

Our IDM customers include: Intel Corporation; Micron Technology, Inc.; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Altera Corporation; Broadcom Corporation; LSI Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

Our business is impacted by market conditions in the semiconductor industry, which is cyclical and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical downturns in the past. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

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

2013 Financial Highlights

Our net sales increased $196.9 million or 7.1% to $2,956.5 million in 2013 from $2,759.5 million in 2012. The increase was driven by strong demand for wafer-level processing, wirebond memory and flip chip services for mobile communications applications and incremental business from our newly acquired power discrete business in Malaysia. These increases were offset by weakness in demand for products in the consumer end market.

Gross margin in 2013 increased to 18.4% from 15.4% in 2012. The increase in gross margin was primarily due to higher net sales and the improved mix of wafer-level processing, test, and NAND memory services. Gross margin also benefitted from lower costs for gold, which is used in many of our wirebond products. Our gross margin was negatively impacted by 0.4% percentage points in 2013 and 1.8% percentage points in 2012 for charges related to our pending patent license litigation.

Net cash provided by operating activities was $557.5 million for the year ended December 31, 2013, compared to $389.1 million for the year ended December 31, 2012. The increase is mainly attributed to higher net sales and improved profitability.

In 2013, our capital expenditures totaled $566.3 million or 19.2% of net sales compared to $533.5 million or 19.3% of net sales in 2012. Our 2013 capital expenditures were primarily driven by investments in packaging and test equipment supporting the communications end market, as well as the purchase of land relating to our planned factory and research and development center in Korea.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Materials	40.0%	43.2%	44.1%
Labor	14.4%	14.3%	14.6%
Other manufacturing costs	26.8%	25.3%	23.6%
Patent license litigation	0.4%	1.8%	—%
Gross margin	18.4%	15.4%	17.7%
Operating income	7.9%	5.5%	7.0%
Income before income taxes and equity in earnings of unconsolidated affiliate	4.2%	2.0%	3.4%
Net income attributable to Amkor	3.7%	1.5%	3.3%

Net Sales

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011
	(In thousands, except percentages)
Net sales	$2,956,450	$2,759,546	$2,776,359	$196,904	7.1%	$(16,813)	(0.6)%

The increase in net sales in 2013 compared to 2012 was attributable to strong demand for wafer-level processing, wirebond NAND memory and flip chip services for mobile communication applications. The increase in net sales in 2013 was also driven by incremental business from our newly acquired power discrete business in Malaysia. These increases were offset by weakness in demand for products in the consumer end market, including gaming and home electronics.

The decrease in net sales in 2012 compared to 2011 was the result of weakness in the consumer, networking and automotive and industrial end markets. In particular, net sales for services related to home electronics and gaming were lower than historical levels due to insourcing by some of our IDM customers and lower demand for our wirebond services. These decreases were partially offset by strong demand for packaging and test services for mobile communication applications.

Unit volume increased to 12.9 billion units in 2013 from 8.5 billion units in 2012 primarily as a result of the addition of our newly acquired power discrete business in Malaysia, an increase in wafer-level processing services for mobile communication applications and higher demand for leadframe products. Unit volume increased to 8.5 billion units in 2012 from 8.1 billion units in 2011 primarily due to increases in wafer-level processing and flip chip chip scale services, partially offset by decreases in packaging for wirebond array and leadframe products.

Gross Margin

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011
	(In thousands, except percentages)
Gross profit	$544,513	$423,810	$490,569	$120,703	$(66,759)
Gross margin	18.4%	15.4%	17.7%	3.0%	(2.3)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Gross margin in 2013 increased compared to 2012. The increase in gross margin was primarily driven by higher net sales and the improved mix of wafer-level processing, test and NAND memory services. Gross margin also benefitted from lower costs for gold, which is used in many our wirebond products. Our gross margin was negatively impacted by 0.4% percentage points in 2013 and 1.8% percentage points in 2012 for charges related to our pending patent license litigation.

Gross margin in 2012 decreased compared to 2011. The decrease in gross margin was primarily due to weakness in demand for some of our wirebond products and the corresponding lower level of utilization of these manufacturing assets, charges for our pending patent license litigation and lower net sales due to insourcing by some of our IDM customers. These decreases were partially offset by increased net sales of flip chip, wafer-level processing and test services supporting mobile communications.

Selling, General and Administrative Expenses

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011
	(In thousands, except percentages)
Selling, general and administrative	$247,779	$217,000	$246,513	$30,779	14.2%	$(29,513)	(12.0)%

Selling, general and administrative expenses increased in 2013 compared to 2012. The increase was driven by higher employee compensation costs as well as professional fees associated with pending litigation and acquisitions. Selling, general and administrative expenses decreased in 2012 compared to 2011. The decrease was primarily the result of reduced employee compensation costs and lower professional fees, partially offset by charges from our restructuring activities in 2012.

Research and Development

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011
	(In thousands, except percentages)
Research and development	$64,625	$54,118	$50,386	$10,507	19.4%	$3,732	7.4%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 2.5D and 3D packaging (including embedded die), silicon interposers and through silicon via technologies, fine pitch copper pillar packaging and wafer level processing in support of advanced wafer nodes.

Research and development expenses in 2013 increased compared to 2012 as a result of expanded development activities with strategic customers along with additional depreciation resulting from continued investments and higher employee compensation expense. Research and development expenses in 2012 increased compared to 2011 due to increased depreciation from research and development investments.

Other Income and Expense

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011
	(In thousands, except percentages)
Interest expense, including related party	$105,908	$97,943	$86,606	$7,965	8.1%	$11,337	13.1%
Other expense, net	2,214	638	13,930	1,576	247.0%	(13,292)	(95.4)%
Total other expense, net	$108,122	$98,581	$100,536	$9,541	9.7%	$(1,955)	(1.9)%

Interest expense in 2013 increased compared to 2012 due to higher levels of long-term debt. The additional interest expense was partially offset by interest savings from the June 2013 exchange of $193.7 million of our 6.0% Convertible Senior Subordinated Notes for shares of our common stock. As a result of this exchange transaction, we recorded a debt retirement charge in other expense of $11.6 million related to the cash payment we made to holders of the notes. This increase in other expense was partially offset by foreign currency gains at our subsidiaries. During 2013, we recorded a foreign currency gain, which was mainly a result of the depreciation of the Japanese yen relative to the U.S. dollar and the associated impact on our U.S. dollar denominated net monetary assets.

Interest expense in 2012 increased compared to 2011 due to $6.0 million of estimated interest related to our pending patent license litigation and higher levels of long-term debt. In 2011, we recorded a $15.5 million loss on debt retirement in other expense due to the refinancing of our 2.5% Convertible Senior Subordinated Notes due May 2011 and the full redemption of our 9.25% Senior Notes due 2016.

Income Tax Expense

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011
	(In thousands, except percentages)
Income tax expense	$22,646	$17,001	$7,124	$5,645	33.2%	$9,877	138.6%

Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced tax losses in the U.S. and much of our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Income tax expense in 2013, 2012 and 2011 is attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes and minimum taxes. Income tax expense in 2012 and 2011 is also attributable to deferred taxes on undistributed earnings from our investment in J-Devices. The increase in income tax expense in 2013 compared to 2012 is attributable to an increase in operating income, an increase in income tax rates in a jurisdiction where the tax holiday has expired and additions to our uncertain tax positions, partially offset by the release of a valuation allowance in a foreign jurisdiction and the utilization of previously unbenefitted net operating loss carryforwards. The increase in income tax expense in 2012 compared to 2011 is attributable to the increase in income tax rates in jurisdictions where tax holidays have partially expired and taxation in a jurisdiction that previously benefited from a net operating loss carryforward and taxation of foreign currency gains in connection with debt denominated in US dollars in a foreign jurisdiction.

During 2013, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2022. We expect our effective tax rate to increase as the tax holidays expire, as income earned in these jurisdictions will be subject to higher statutory income tax rates. In connection with our land purchase in Korea in 2013, we intend to increase our capital in Korea within three years by at least $100 million through foreign investment pursuant to the Foreign Investment Promotion Act, thereby, availing ourselves of certain additional tax incentives. See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of income tax holidays.

At December 31, 2013, we had U.S. net operating loss carryforwards totaling $342.8 million which expire at various times through 2033. Additionally, at December 31, 2013, we had $38.3 million of non-U.S. net operating loss carryforwards, which will expire at various times through 2022. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Equity in Earnings of J-Devices

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011
	(In thousands, except percentages)
Equity in earnings of J-Devices	$10,316	$5,592	$7,085	$4,724	84.5%	$(1,493)	(21.1)%

Our equity in earnings of J-Devices increased in 2013 compared with 2012 as a result of increasing our ownership interest in J-Devices from 30% to 60% in April 2013. The decrease in our equity in earnings of J-Devices in 2012 compared with 2011 was consistent with the decrease in J-Devices' net income.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2013. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the effect of consumer buying patterns in Asia, Europe and the U.S.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.

During the three months ended September 30, 2013 we recorded a charge of $10.0 million to cost of sales and $1.0 million to interest expense related to our pending patent license litigation. On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition. We also recorded a charge of $30.0 million to cost of sales and $4.0 million to interest expense during the three months ended June 30, 2012, and an additional charge of $20.0 million to cost of sales and $2.0 million to interest expense during the three months ended December 31, 2012, related to our pending patent license litigation.

The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(In thousands, except per share data)
Net sales	$754,875	$767,987	$746,059	$687,529	$722,656	$695,353	$686,527	$655,010
Gross profit	150,173	141,008	138,379	114,953	112,722	116,787	89,320	104,981
Operating income	74,554	58,014	58,453	41,088	42,409	54,018	21,964	34,301
Loss on debt retirement, net	711	—	11,619	—	1,199	—	—	—
Income tax expense (benefit)	16,685	12,170	(10,238)	4,029	7,992	9,538	(3,891)	3,362
Equity in earnings of J-Devices	5,637	3,179	1,445	55	171	2,541	892	1,988
Net income	41,558	26,004	30,329	13,766	7,672	22,576	872	11,582
Net income attributable to Amkor	40,838	25,349	29,727	13,382	7,146	22,317	581	11,774
Net income attributable to Amkor per common share:
Basic	$0.19	$0.12	$0.18	$0.09	$0.05	$0.14	$—	$0.07
Diluted	$0.18	$0.11	$0.14	$0.07	$0.05	$0.11	$—	$0.06

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the final amount of payments due in our pending patent license litigation, any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of December 31, 2013, we had cash and cash equivalents of $610.4 million, $1,652.7 million of debt and availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Additionally, our foreign subsidiaries had $70.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $250.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and repayment of inter-company debt.

Included in our cash balance as of December 31, 2013, is $292.5 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur up to $6.3 million of foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $145.1 million as of December 31, 2013.

We refer you to Note 19 to our Consolidated Financial Statements in Part II, Item 8 to this Annual Report on Form 10-K for a discussion of the pending litigation relating to Amkor's license agreement with Tessera. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments that become due in connection with our pending patent license litigation.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without any firm customer commitments. Additionally, in April 2013, we completed the exercise of our option to increase our ownership interest of J-Devices, and in July 2013, we acquired Amkor Technology Malaysia Sdn. Bhd. We refer you to "Investments" below for further discussion.

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million.

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

In June 2013, we completed a tender offer for the 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”) and exchanged $193.7 million of the 2014 Notes for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. The cash payment was equivalent to the remaining coupons for the tendered notes.

Our scheduled principal repayments on debt include $61.4 million due in 2014, $85.0 million due in 2015, $70.0 million due in 2016, $90.0 million due in 2017, $345.0 million due in 2018 and $995.0 million due thereafter. We were in compliance with all of our debt covenants at December 31, 2013, and expect to remain in compliance with these covenants for at least the next twelve months.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. We did not purchase any stock under the plan for the year ended December 31, 2013. Since inception of the program, we have purchased a total of 45.0 million shares at an aggregate purchase price of $208.4 million. At December 31, 2013, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

Investments

We make significant capital expenditures in order to service the demand of our customers. In 2013, our capital expenditures totaled $566.3 million or approximately 19.2% of net sales. Our spending was focused primarily on investments in packaging and test equipment supporting mobile communications applications, as well as the purchase of land relating to our factory and research and development center in Korea.

We expect that our 2014 capital expenditures will be approximately $450 million. Our expected capital expenditures for 2014 primarily support customer demand for packaging and test services related to mobile communications. Ultimately, the amount of our 2014 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

During 2013, we purchased land in Korea for $100.3 million in anticipation of building a new factory and research and development center. We also incurred design costs and $1.7 million of capitalized interest associated with our spending. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We anticipate beginning construction of our new factory and research and development center in late 2014. Construction work is planned to continue through 2015 and into early 2016. There can be no assurance that the new facility will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

In addition, we are subject to risks associated with our capital expenditures, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the caption "Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected."

In April 2013, we completed the exercise of our option to increase our ownership interest in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan, from 30% to 60% for an aggregate purchase price of $67.4 million. J-Devices is now owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba. We also have options to acquire additional equity interests in J-Devices. The options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 and up to 80% in 2015 and thereafter. We currently plan to exercise our options and increase our ownership interest to 80%, subject to market and other conditions at the time of exercise. If we exercise our option as planned, certain governance restrictions will lapse, and we will then begin consolidating J-Devices' results. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia. The total price for the shares was approximately ¥6 billion ($60 million), based on the estimated net asset value at closing. The price for the shares is subject to adjustment to the extent the actual net asset value at closing was more or less than the estimate. We paid ¥4.1 billion ($42 million) in cash at closing and are obligated to pay the remaining ¥1.9 billion ($18 million) by March 31, 2014.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2013 were as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities	$557,536	$389,063	$516,832
Investing activities	(640,494)	(520,121)	(430,534)
Financing activities	280,145	110,032	(58,877)

Operating activities:  Our cash flows provided by operating activities for the year ended December 31, 2013, increased by $168.5 million compared to the year ended December 31, 2012. The increase is primarily attributable to higher net sales and improved profitability. Our cash provided by operating activities for the year ended December 31, 2012, decreased by $127.8 million compared to the year ended December 31, 2011. The decrease was driven by an increase in working capital.

Investing activities:  Our cash flows used in investing activities for the year ended December 31, 2013, increased by $120.4 million compared to the year ended December 31, 2012. This increase was primarily due to the purchase of land relating to our planned new facility in Korea of $100.3 million, an investment in J-Devices of $67.4 million and for our newly acquired power discrete business in Malaysia of $42.4 million partially offset by a reduction in capital expenditures. Our cash used in investing activities for the year ended December 31, 2012, increased by $89.6 million compared to the year ended December 31, 2011. This increase was driven by a $66.8 million increase in purchases of property, plant and equipment.

Financing activities:  Our cash flows provided by financing activities for the year ended December 31, 2013, was $280.1 million. The net cash provided by financing activities resulted from the issuance of the Additional 2022 Notes for $225.0 million and borrowings of $150.0 million at our subsidiary in Korea offset by $80.0 million of foreign debt payments. Our cash provided by financing activities in 2012 was $110.0 million. The net cash provided by financing activities during 2012 included borrowings of $667.5 million offset by $470.1 million of foreign debt payments and the repurchase of $80.9 million of common stock under our authorized stock repurchase program.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. Our free cash flow improved $135.7 million to a negative $8.7 million for the year ended December 31, 2013, from a negative free cash flow of $144.4 million in the prior year, primarily due to higher net sales and improved profitability offset by the acquisition of land related to our planned new facility in Korea for $100.3 million.

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$557,536	$389,063	$516,832
Less purchases of property, plant and equipment	566,256	533,512	466,694
Free cash flow	$(8,720)	$(144,449)	$50,138

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Total debt	$1,646,350	$61,350	$85,000	$70,000	$90,000	$345,000	$995,000
Scheduled interest payment obligations (1)	657,271	100,165	95,483	93,304	90,050	75,456	202,813
Purchase obligations (2)	109,516	89,291	4,062	2,489	2,489	4,986	6,199
Operating lease obligations	56,969	23,380	14,937	4,116	4,060	4,031	6,445
Severance obligations (3)	145,132	11,197	10,341	9,531	8,791	8,120	97,152
Total contractual obligations	$2,615,238	$285,383	$209,823	$179,440	$195,390	$437,593	$1,307,609

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2013, for variable rate debt.

(2)	Represents purchase obligations for capital expenditures and long-term supply contracts outstanding at December 31, 2013.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2013, include:

•
$31.3 million of net foreign pension plan obligations and $3.2 million for employee-related liabilities, for which the timing and actual amount of our future cash flow is uncertain. We expect to contribute approximately $2.5 million to the defined benefit pension plans during 2014.

•
$5.1 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in "Contractual Obligations."

Other Contingencies

We refer you to Note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

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

Revenue Recognition.  We recognize revenue from our packaging and test services when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

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

Long-lived Assets.  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Land use rights	50 to 90 years
Buildings and improvements	10 to 25 years
Machinery and equipment	2 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	4 to 10 years

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting currency and the functional currency for our subsidiaries, except for our subsidiaries in Japan.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2013, our income before income taxes for 2013 would have been approximately $13 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2013, approximately 93% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won and Japanese yen for local country sales. For the year ended December 31, 2013, approximately 62% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2013, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2013, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of December 31, 2013, our operating income for 2013 would have been approximately $90 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries and J-Devices in Japan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced net sales, operating expenses, assets and liabilities. Similarly, our net sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the years ended December 31, 2013 and 2012, was a net foreign translation loss of $17.0 million and $4.7 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of December 31, 2013, we had a total of $1,646.4 million of debt of which 80.6% was fixed rate debt and 19.4% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility under which no amounts were drawn as of December 31, 2013. As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$56,350	$—	$—	$—	$345,000	$925,000	$1,326,350	$1,424,028
Average interest rate	6.0%	—%	—%	—%	7.4%	6.5%	6.7%
Variable rate debt (In thousands)	$5,000	$85,000	$70,000	$90,000	$—	$70,000	$320,000	$320,000
Average interest rate	3.8%	4.3%	3.9%	4.2%	—%	3.9%	4.1%

For information regarding the fair value of our long-term debt, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Amkor Technology Malaysia Sdn. Bhd. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Amkor Technology Malaysia Sdn. Bhd. from our audit of internal control over financial reporting. Amkor Technology Malaysia Sdn. Bhd. is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 28, 2014

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$2,956,450	$2,759,546	$2,776,359
Cost of sales	2,411,937	2,335,736	2,285,790
Gross profit	544,513	423,810	490,569
Selling, general and administrative	247,779	217,000	246,513
Research and development	64,625	54,118	50,386
Total operating expenses	312,404	271,118	296,899
Operating income	232,109	152,692	193,670
Interest expense	96,739	83,974	74,212
Interest expense, related party	9,169	13,969	12,394
Other expense, net	2,214	638	13,930
Total other expense, net	108,122	98,581	100,536
Income before taxes and equity in earnings of unconsolidated affiliate	123,987	54,111	93,134
Income tax expense	22,646	17,001	7,124
Income before equity in earnings of unconsolidated affiliate	101,341	37,110	86,010
Equity in earnings of J-Devices	10,316	5,592	7,085
Net income	111,657	42,702	93,095
Net income attributable to noncontrolling interests	(2,361)	(884)	(1,287)
Net income attributable to Amkor	$109,296	$41,818	$91,808
Net income attributable to Amkor per common share:
Basic	$0.58	$0.26	$0.48
Diluted	$0.50	$0.24	$0.39
Shares used in computing per common share amounts:
Basic	187,032	160,105	190,829
Diluted	235,330	243,004	273,686

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$111,657	$42,702	$93,095
Other comprehensive (loss) income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax (expense) benefit of ($252), ($35) and $362	4,360	5,137	(5,800)
Cumulative translation adjustment	(4,895)	(2,688)	1,539
Equity interest in J-Devices' other comprehensive loss, net of tax benefit (expense) of $202, $1,552 and ($1,754)	(10,961)	(2,057)	(347)
Total other comprehensive (loss) income	(11,496)	392	(4,608)
Comprehensive income	100,161	43,094	88,487
Comprehensive income attributable to noncontrolling interests	(2,361)	(884)	(1,287)
Comprehensive income attributable to Amkor	$97,800	$42,210	$87,200

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$610,442	$413,048
Restricted cash	2,681	2,680
Accounts receivable:
Trade, net of allowances	382,037	389,699
Other	3,505	13,098
Inventories	200,423	227,439
Other current assets	33,328	45,444
Total current assets	1,232,416	1,091,408
Property, plant and equipment, net	2,006,553	1,819,969
Intangibles, net	3,189	4,766
Investments	105,214	38,690
Restricted cash	2,234	2,308
Other assets	77,692	68,074
Total assets	$3,427,298	$3,025,215

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$61,350	$—
Trade accounts payable	365,334	439,663
Accrued expenses	264,252	212,964
Total current liabilities	690,936	652,627
Long-term debt	1,516,390	1,320,000
Long-term debt, related party	75,000	225,000
Pension and severance obligations	165,073	139,379
Other non-current liabilities	14,959	21,415
Total liabilities	2,462,358	2,358,421
Commitments and contingencies (Note 19)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 262,109 and 197,709 shares issued, and 216,702 and 152,397 shares outstanding, in 2013 and 2012, respectively	262	198
Additional paid-in capital	1,812,530	1,614,143
Accumulated deficit	(647,348)	(756,644)
Accumulated other comprehensive (loss) income	(255)	11,241
Treasury stock, at cost, 45,407 and 45,312 shares in 2013 and 2012, respectively	(211,449)	(210,983)
Total Amkor stockholders’ equity	953,740	657,955
Noncontrolling interests in subsidiaries	11,200	8,839
Total equity	964,940	666,794
Total liabilities and equity	$3,427,298	$3,025,215

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2010	183,467	$183	$1,504,927	$(890,270)	$15,457	(47)	$(284)	$630,013	$6,668	$636,681
Net income	—	—	—	91,808	—	—	—	91,808	1,287	93,095
Other comprehensive loss	—	—	—	—	(4,608)	—	—	(4,608)	—	(4,608)
Conversion of debt to common stock	13,351	13	100,484	—	—	—	—	100,497	—	100,497
Repurchase of common stock	—	—	—	—	—	(28,573)	(129,500)	(129,500)	—	(129,500)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(776)	(776)	—	(776)
Issuance of stock through share-based compensation plans	541	1	821	—	—	—	—	822	—	822
Share-based compensation expense	—	—	5,010	—	—	—	—	5,010	—	5,010
Balance at December 31, 2011	197,359	$197	$1,611,242	$(798,462)	$10,849	(28,731)	$(130,560)	$693,266	$7,955	$701,221
Net income	—	—	—	41,818	—	—	—	41,818	884	42,702
Other comprehensive income	—	—	—	—	392	—	—	392	—	392
Repurchase of common stock	—	—	—	—	—	(16,472)	(79,814)	(79,814)	—	(79,814)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(109)	(609)	(609)	—	(609)
Issuance of stock through share-based compensation plans	350	1	181	—	—	—	—	182	—	182
Share-based compensation expense	—	—	2,720	—	—	—	—	2,720	—	2,720
Balance at December 31, 2012	197,709	$198	$1,614,143	$(756,644)	$11,241	(45,312)	$(210,983)	$657,955	$8,839	$666,794
Net income	—	—	—	109,296	—	—	—	109,296	2,361	111,657
Other comprehensive loss	—	—	—	—	(11,496)	—	—	(11,496)	—	(11,496)
Conversion of debt to common stock	64,027	64	194,970	—	—	—	—	195,034	—	195,034
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(95)	(466)	(466)	—	(466)
Issuance of stock through share-based compensation plans	373	—	446	—	—	—	—	446	—	446
Share-based compensation expense	—	—	2,971	—	—	—	—	2,971	—	2,971
Balance at December 31, 2013	262,109	$262	$1,812,530	$(647,348)	$(255)	(45,407)	$(211,449)	$953,740	$11,200	$964,940

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$111,657	$42,702	$93,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410,346	370,479	335,644
Amortization of deferred debt issuance costs and premiums	2,880	3,663	3,737
Deferred income taxes	(8,256)	6,078	(2,239)
Equity in earnings of unconsolidated affiliate	(10,316)	(5,592)	(7,085)
Loss on debt retirement, net	11,619	737	10,557
(Gain) loss on disposal of fixed assets, net	(2,545)	(1,676)	1,942
Share-based compensation	2,971	2,720	5,010
Other, net	(712)	(1,279)	(189)
Changes in assets and liabilities:
Accounts receivable	(992)	(96,107)	95,882
Other receivables	461	(1,570)	2,813
Inventories	38,248	(29,882)	(6,912)
Other current assets	10,873	(5,015)	(5,597)
Other assets	(3,709)	(598)	347
Trade accounts payable	(67,198)	17,142	(7,539)
Accrued expenses	32,001	66,566	(21,676)
Other non-current liabilities	30,208	20,695	19,042
Net cash provided by operating activities	557,536	389,063	516,832
Cash flows from investing activities:
Purchases of property, plant and equipment	(566,256)	(533,512)	(466,694)
Acquisition of business, net of cash acquired	(41,865)	—	—
Proceeds from the sale of property, plant and equipment	27,209	2,727	15,823
Payments from J-Devices	8,843	15,484	10,794
Investment in J-Devices	(67,372)	—	—
Change in restricted cash	74	1,693	13,046
Other investing activities	(1,127)	(6,513)	(3,503)
Net cash used in investing activities	(640,494)	(520,121)	(430,534)
Cash flows from financing activities:
Borrowings under revolving credit facilities	5,000	—	—
Payments under revolving credit facilities	(5,000)	—	—
Borrowings under short-term debt	—	30,000	26,567
Payments of short-term debt	—	(50,000)	(21,567)
Proceeds from issuance of long-term debt	375,000	637,528	387,512
Proceeds from issuance of long-term debt, related party	—	—	75,000
Payments of long-term debt, net of certain redemption premiums	(80,000)	(420,116)	(392,191)
Payments for debt issuance costs	(3,216)	(6,007)	(5,875)
Payments for the retirement of debt	(11,619)	—	—
Payments for repurchase of common stock	—	(80,946)	(128,368)
Proceeds from issuance of stock through share-based compensation plans	446	182	821
Payments of tax withholding for restricted shares	(466)	(609)	(776)
Net cash provided by (used in) financing activities	280,145	110,032	(58,877)
Effect of exchange rate fluctuations on cash and cash equivalents	207	(557)	2,212
Net increase (decrease) in cash and cash equivalents	197,394	(21,583)	29,633
Cash and cash equivalents, beginning of period	413,048	434,631	404,998
Cash and cash equivalents, end of period	$610,442	$413,048	$434,631
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100,577	$86,138	$81,280
Income taxes	18,318	8,199	16,380
Non-cash investing activities:
Common stock issuance for exchange of 6.0% convertible senior subordinated notes due April 2014, $150 million related party	193,650	—	—
Common stock issuance for conversion of related party 6.25% convertible subordinated notes	—	—	100,000

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years, we have built a leading position by:

•	Designing and developing innovative packaging and test technologies;

•	Offering a broad portfolio of cost-effective solutions and services;

•	Successfully penetrating strategic end markets which offer solid growth prospects;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Collaborating with customers, original equipment manufacturers and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment;

•	Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution and

•
Having a diversified operational scope with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, Malaysia, the Philippines, Taiwan and the United States (“U.S.”).

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3). Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

Beginning with the year ended December 31, 2013, we reclassified equity in earnings of unconsolidated affiliate from other expense (income) to below income tax expense in our Consolidated Statements of Income for all periods presented. The income tax note (Note 6) was revised accordingly. The revision had no impact on net income.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2013, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.9 million and $0.2 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2013, 2012 or 2011. The creditors of the Philippine realty corporations have no recourse to our general credit.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries in China, Korea, Malaysia, the Philippines, Singapore and Taiwan, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at daily exchange rates, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other expense (income) in the period in which they occur.

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

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2013, our cash and cash equivalents were invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical semiconductor industry, fluctuations in operating results and cash flows, absence of significant backlog in our business, high fixed costs, failure to meet guidance, declining average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks including warranty claims, dependence on international operations and sales, continuing development and implementation of changes to our management information systems, attracting and retaining qualified employees, difficulties consolidating and integrating our operations, dependence on materials and equipment suppliers, customer concentration and loss of customers, the need for significant capital expenditures, impairment charges, litigation incident to our business, adverse tax consequences, the development of new proprietary technology and the enforcement of intellectual property rights by or against us, complexity of packaging and test processes, competition, our need to comply with existing and future environmental, health and safety laws and initiatives, natural disasters and other calamities and continued control by existing stockholders.

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

We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 19. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, mainly consists of collateral to fulfill foreign trade compliance requirements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Land use rights	50 to 90 years
Buildings and improvements	10 to 25 years
Machinery and equipment	2 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	4 to 10 years

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

Investments

We have a 60% ownership interest in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. See Note 12 for additional information. Our investment is accounted for as an equity method investment. We evaluate our investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the fair value of the investment may be less than its carrying value.

Other Assets

Other assets consist principally of deferred tax assets, deferred debt issuance costs and refundable security deposits.

Other Non-current Liabilities

Other non-current liabilities consist primarily of liabilities associated with uncertain income tax positions, deferred revenue, employee-related liabilities, deposits and deferred tax liabilities.

Treasury Stock

Treasury stock is recognized when outstanding shares are repurchased or otherwise acquired by us, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain restricted share awards under our equity incentive plans. The repurchased and withheld shares are accounted for as treasury stock at cost. See Note 4 and Note 17 for more information.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. See Note 18 for further discussion of fair value measurements.

Revenue Recognition

We recognize revenue from our packaging and test services when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

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

We recognize in our Consolidated Financial Statements the impact of an income tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Related interest and penalties are classified as income taxes in the financial statements. See Note 6 for more information regarding unrecognized income tax benefits.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia, and subsequently changed the name of the entity to Amkor Technology Malaysia Sdn. Bhd. The total price for the shares was approximately ¥6 billion ($60 million), based on the estimated net asset value at closing. The price for the shares is subject to adjustment to the extent the actual net asset value at closing was more or less than the estimate. We paid ¥4.1 billion ($42 million) in cash at closing and are obligated to pay the remaining ¥1.9 billion ($18 million) by March 31, 2014. We were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products. The license has a royalty cap of ¥1.5 billion. Under the purchase method of accounting, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record any goodwill as a result of the acquisition.

4.	Share-Based Compensation Plans

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The following table presents share-based compensation expense attributable to stock options and restricted shares:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock options	$883	$1,160	$2,025
Restricted shares	2,088	1,560	2,985
Total share-based compensation expense	$2,971	$2,720	$5,010

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents share-based compensation expense included in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Selling, general and administrative	$2,591	$2,368	$4,363
Research and development	380	352	647
Total share-based compensation expense	$2,971	$2,720	$5,010

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

A summary of the stock plans, the respective plan termination dates and shares available for grant as of December 31, 2013, is shown below:

Stock Plans	Amended and Restated 2007 Equity Incentive Plan	2003 Inducement Plan
Contractual life (years)	10	10
Plan termination date	Board of Directors Discretion	Board of Directors Discretion
Shares available for grant at December 31, 2013 (in thousands)	11,580	471

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes our stock option activity for the year ended December 31, 2013:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	4,893	$9.52
Granted	2,085	4.39
Exercised	(96)	4.65
Forfeited or expired	(2,009)	11.69
Outstanding at December 31, 2013	4,873	$6.52	5.74	$4,661
Fully vested at December 31, 2013 and expected to vest thereafter	4,834	$6.54	5.71	$4,594
Exercisable at December 31, 2013	2,688	$8.22	2.70	$926

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended December 31,
	2013	2012	2011
Expected life (in years)	6.2	6.0	6.2
Risk-free interest rate	1.7%	1.0%	2.4%
Volatility	60%	65%	67%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$2.49	$2.68	$4.06

The intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.1 million and $0.4 million, respectively. For the years ended December 31, 2013, 2012 and 2011, cash received under all share-based payment arrangements was $0.4 million, $0.2 million and $0.8 million, respectively. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $4.4 million as of December 31, 2013, which is expected to be recognized over a weighted-average period of approximately 3.4 years beginning January 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these options will be different from our expectations.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes our restricted share activity for the year ended December 31, 2013:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2012	816	$5.61
Awards granted	750	4.50
Awards vested	(277)	6.19
Awards forfeited	(117)	4.92
Nonvested at December 31, 2013	1,172	$4.83

Awards vested of 0.3 million, included less than 0.1 million shares for retirement eligible recipients whose applicable restricted shares are treated for accounting and tax purposes as if vested when they meet the retirement eligible date. The fair value of shares vested was $1.4 million, $1.7 million and $2.6 million during 2013, 2012 and 2011, respectively.

Total unrecognized compensation cost, net of a forfeiture estimate, was $4.3 million as of December 31, 2013, which is expected to be recognized over a weighted average period of approximately 3.0 years beginning January 1, 2013. To the extent that the actual forfeiture rate is different than what we have anticipated, the share-based compensation expense related to these awards will be different from our expectations.

5.	Other Income and Expense

Other income and expense consists of the following:

	December 31,
	2013	2012	2011
	(In thousands)
Interest income	$(3,785)	$(3,160)	$(2,749)
Foreign currency (gain) loss	(5,626)	4,185	2,178
Loss on debt retirement, net	12,330	1,199	15,531
Other income, net	(705)	(1,586)	(1,030)
Total other expense, net	$2,214	$638	$13,930

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$(36,829)	$17,062	$(8,097)
Foreign	160,816	37,049	101,231
Total income before income taxes	$123,987	$54,111	$93,134

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current
Federal	$—	$—	$—
State	—	(75)	377
Foreign	30,902	10,998	8,986
	30,902	10,923	9,363
Deferred
Federal	(8,556)	1,859	2,356
State	9	266	337
Foreign	291	3,953	(4,932)
	(8,256)	6,078	(2,239)
Total provision	$22,646	$17,001	$7,124

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision is as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S. federal tax at 35%	$43,396	$18,939	$32,559
State taxes, net of federal benefit	1,124	1,126	1,451
Foreign income taxed at different rates	(17,814)	(14,717)	(22,507)
Foreign exchange gain (loss)	844	12,329	(5,966)
Change in valuation allowance	(32,415)	(3,112)	(8,672)
Adjustments related to prior years	2,727	(2,464)	3,582
Income tax credits generated	(2,622)	(1,370)	(466)
Repatriation of foreign earnings and profits	6,499	3,240	3,388
Expiration of capital loss carryforward	15,555	—	—
Equity in earnings of J-Devices	—	2,404	3,047
Acquisition expenses	1,381	—	—
Debt conversion costs	4,067	—	—
Other	(96)	626	708
Total	$22,646	$17,001	$7,124

During 2013, we incurred costs which are not deductible for income tax purposes including certain costs in connection with the exchange of the 2014 Notes for shares of our common stock and certain costs in connection with our purchase of the shares of Amkor Technology Malaysia Sdn. Bhd.

Income tax expense in 2012 and 2011 includes deferred taxes on undistributed earnings from our investment in J-Devices. In 2013, deferred taxes were not required as a result of a change in our ownership structure of our investment in J-Devices.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$147,905	$155,270
Capital loss carryforwards	—	18,221
Income tax credits	27,751	31,665
Property, plant and equipment	14,390	283
Accrued liabilities	57,374	46,045
Unrealized foreign exchange loss	3,893	3,949
Other	15,137	19,252
Total deferred tax assets	266,450	274,685
Valuation allowance	(179,183)	(209,757)
Total deferred tax assets net of valuation allowance	87,267	64,928
Deferred tax liabilities:
Property, plant and equipment	21,716	3,263
Deferred gain	6,295	6,899
Other	1,967	13,031
Total deferred tax liabilities	29,978	23,193
Net deferred tax assets	$57,289	$41,735
Recognized as:
Other current assets	$10,729	$12,615
Other assets	47,609	40,047
Accrued expenses	(97)	(800)
Other non-current liabilities	(952)	(10,127)
Total	$57,289	$41,735

In 2013, the valuation allowance on our deferred tax assets decreased by $30.6 million primarily as a result of the utilization of domestic net operating loss carryforwards and expiring capital losses. Also during 2013, we concluded that sufficient net positive evidence existed to release the valuation allowance against the deferred tax assets at one of our foreign jurisdictions. The recent trend of improving taxable operating results in this jurisdiction continued in 2013, and we believe this recent history of earnings is sustainable and sufficient to fully realize the deferred tax assets in this jurisdiction.

In 2012, the valuation allowance on our deferred tax assets decreased by $4.5 million primarily as a result of the utilization of domestic net operating loss carryforwards partially offset by an increase associated with losses and reserves in certain foreign jurisdictions.

In 2011, the valuation allowance on our deferred tax assets decreased by $9.3 million primarily as a result of the write-off of net operating loss carryforwards in connection with the liquidation of our Singapore manufacturing operations and the reorganization of the corporate structure of our Philippine manufacturing operations.

As a result of certain income tax accounting realization requirements with respect to accounting for share-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

to contributed capital in the amount of $6.6 million. As a result of net operating loss carryforwards, we were not able to recognize the excess tax benefits of stock option deductions in 2013 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in China, Korea, Malaysia, the Philippines and Taiwan was subject to reduced income tax rates and in some cases is exempt from income taxes. The reduced tax rates or tax exemptions expire at various dates through 2022. We recognized $4.8 million, $13.7 million and $5.7 million in tax benefits as a result of the tax holidays in 2013, 2012 and 2011, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.02, $0.06 and $0.02 for 2013, 2012 and 2011, respectively.

Our net operating loss carryforwards (“NOL’s”) are as follows:

	For the Year Ended December 31,
	2013	2012	Expiration
	(In thousands)
U.S. Federal NOL’s	$342,770	$363,913	2021-2033
U.S. State NOL’s	197,618	210,539	2014-2031
Foreign NOL’s	38,337	56,393	2014-2022

The deferred tax assets associated with certain of our foreign net operating losses have been reserved with a valuation allowance. The deferred tax assets associated with our U.S. federal and state net operating losses and capital losses available for carryforward have been fully reserved with valuation allowances at December 31, 2013 and 2012. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2013, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $8.1 million, expiring in 2016 and income tax credits totaling $15.4 million expiring in varying amounts through 2018 at our subsidiary in Korea. The deferred tax assets associated with the U.S. foreign income tax credits have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2013, 2012 and 2011 have been recognized in our income tax provision.

Income taxes have not been provided on approximately $512.4 million of the undistributed earnings of our foreign subsidiaries at December 31, 2013, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $6.3 million and insignificant U.S. federal income tax after foreign tax credits.

In 2011, we provided U.S. income tax on approximately $8.9 million of foreign earnings from a Singapore subsidiary where we made the decision to commence liquidation. The U.S. income tax of $3.1 million on these foreign earnings was fully offset by the tax benefit of our U.S. net operating losses.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. Current examinations include our 2010 Philippines income tax return and our 2008-2012 Korean income tax returns. Our tax returns for open years in all jurisdictions are subject to changes upon examination. Summarized below are the years subject to examination for our largest subsidiaries.

Jurisdiction	Years
United States	2010-2013
Korea	2008-2013
Philippines	2010-2013
Japan	2008-2013
China	2008-2013
Singapore	2009-2013
Malaysia	2007-2013
Taiwan	2010-2013

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$8,218	$7,930	$10,503
Additions based on tax positions related to the current year	17,752	5,551	24
Additions for tax positions of prior years	2,723	54	699
Reductions for tax positions of prior years	(108)	(4,091)	(2,248)
Reductions related to settlements with tax authorities	(1,353)	(1,226)	(991)
Reductions from lapse of statutes of limitations	(104)	—	(57)
Balance at December 31	$27,128	$8,218	$7,930

The net increase in our unrecognized tax benefits was $18.9 million from December 31, 2012, to December 31, 2013. Our unrecognized tax benefits increased primarily because of $19.7 million of additions related to the characterization of deductions in a foreign jurisdiction and a $0.6 million addition related to revenue attribution. These increases were offset by $1.4 million of net reductions primarily related to the settlement of contested prior year deductions in a foreign jurisdiction. At December 31, 2013, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $5.1 million as of December 31, 2013, and is reported as a component of other non-current liabilities. The unrecognized tax benefits in the table above include the reduction of deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

It is reasonably possible that the total amount of unrecognized tax benefits could change significantly within 12 months. Given the number of years subject to examination, the number of matters being examined and the uncertainty of the timing of resolution of the audits, we are unable to estimate the full range of possible adjustments to the balance of our gross unrecognized tax benefits.

Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. Tax return examinations involve uncertainties and there can be no assurance that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

7.	Earnings Per Share

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income attributable to Amkor	$109,296	$41,818	$91,808
Income allocated to participating securities	(681)	(212)	(332)
Net income available to Amkor common stockholders	108,615	41,606	91,476
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	93	212	332
Interest on 6.0% convertible notes due 2014, net of tax	9,440	16,103	16,103
Net income attributable to Amkor — diluted	$118,148	$57,921	$107,911

Weighted average shares outstanding — basic	187,032	160,105	190,829
Effect of dilutive securities:
Stock options and restricted share awards	21	241	199
6.0% convertible notes due 2014	48,277	82,658	82,658
Weighted average shares outstanding — diluted	235,330	243,004	273,686
Net income attributable to Amkor per common share:
Basic	$0.58	$0.26	$0.48
Diluted	0.50	0.24	0.39

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock options and restricted share awards	4,890	4,416	5,070
2.5% convertible notes due 2011	—	—	1,094
6.25% convertible notes due 2013	—	—	695
Total potentially dilutive shares	4,890	4,416	6,859

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

8.	Accounts Receivable, Trade

Accounts receivable, trade consist of the following:

	December 31,
	2013	2012
	(In thousands)
Accounts receivable	$389,157	$391,969
Allowance for sales credits	(7,044)	(2,255)
Allowance for doubtful accounts	(76)	(15)
Total accounts receivable trade, net of allowances	$382,037	$389,699

9.	Inventories

Inventories consist of the following:

	December 31,
	2013	2012
	(In thousands)
Raw materials and purchased components	$147,292	$166,691
Work-in-process	53,131	60,748
Total inventories	$200,423	$227,439

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
	(In thousands)
Land	$208,048	$106,338
Land use rights	26,845	19,945
Buildings and improvements	911,258	904,919
Machinery and equipment	3,577,045	3,332,855
Software and computer equipment	193,641	191,132
Furniture, fixtures and other equipment	17,430	19,194
Construction in progress	27,039	24,670
	4,961,306	4,599,053
Less accumulated depreciation and amortization	(2,954,753)	(2,779,084)
Total property, plant and equipment, net	$2,006,553	$1,819,969

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of sales	$377,022	$336,542	$302,011
Selling, general and administrative	15,331	19,487	22,387
Research and development	14,360	10,600	5,981
Total depreciation expense	$406,713	$366,629	$330,379

In January 2013, we sold office space and land located in Chandler, Arizona for $22.8 million, net of selling costs of $1.2 million. During 2013, we also purchased land for a factory and research and development center in Korea for $100.3 million and incurred design costs and $1.7 million of capitalized interest associated with our spending.

11.	Intangibles

Intangibles as of December 31, 2013, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$21,929	$(18,740)	$3,189
Customer relationships	8,000	(8,000)	—
Total intangibles	$29,929	$(26,740)	$3,189

Intangibles as of December 31, 2012, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Patents and technology rights	$22,169	$(19,636)	$2,533
Customer relationships	8,000	(5,767)	2,233
Total intangibles	$30,169	$(25,403)	$4,766

Amortization of identifiable intangible assets was $3.6 million, $3.9 million and $5.2 million in 2013, 2012 and 2011, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2013, amortization for each of the next five years is estimated as follows:

Amortization
(In thousands)
2014	$1,028
2015	736
2016	521
2017	488
2018	275
Thereafter	141
Total amortization	$3,189

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

12.	Investments

Investments consist of the following:

	December 31,
	2013		2012
	Carrying Value	Ownership Interest	Carrying Value	Ownership Interest
	(In thousands, except percentages)
Investment in unconsolidated affiliate	$105,214	60.0%	$38,690	30.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices Corporation. We invested $16.7 million for our original 30% equity interest and options to acquire additional equity interests. In April 2013, we completed the exercise of our option to increase our ownership interest in J-Devices from 30% to 60% for an aggregate purchase price of $67.4 million. J-Devices is owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba.

At December 31, 2013, our investment includes our 60% equity interest and options to acquire additional equity interests. The remaining options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 and thereafter by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell its shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices is unable to fulfill its obligation to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

The governance provisions currently applicable to J-Devices restrict our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. Under the equity method of accounting, we recognize our proportionate share of J-Devices’ net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. J-Devices' financial information is converted to U.S. GAAP and translated into U.S. dollars using Japanese yen as the functional currency. In addition, we record equity method adjustments as a change in our investment. The equity method adjustments include the amortization of a basis difference as a result of the cost of our original investment exceeding our proportionate share of J-Devices' equity. The net unamortized basis difference from our original investment was fully amortized as of December 31, 2013. Because our incremental proportionate share of J-Devices' equity exceeded the cost of our additional investment, these adjustments also include the amortization of an additional basis difference. The net unamortized basis difference from our incremental investment was $2.9 million at December 31, 2013.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following tables present summary financial information of J-Devices:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Summary income statement information for J-Devices
Net sales	$825,135	$531,530	$576,421
Gross profit	83,778	61,003	82,729
Net income	16,538	20,299	25,412

	December 31,
	2013	2012
	(In thousands)
Summary balance sheet information for J-Devices
Current assets	$352,628	$240,759
Non-current assets (including property, plant and equipment)	234,241	201,459
Current liabilities (including debt)	298,401	225,531
Total debt	131,275	144,733
Non-current liabilities (including debt)	108,928	96,612
Total stockholders' equity	179,540	120,075

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased packaging and test equipment from Toshiba for $44.7 million and leased the equipment to J-Devices under an agreement which was accounted for as a direct financing lease. At the end of the lease in October 2012, J-Devices purchased the remaining equipment for $8.8 million, which was paid in January 2013.

Our share of the undistributed retained earnings of J-Devices amounted to approximately $31.8 million as of December 31, 2013.

13.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)
Payroll and benefits	$75,909	$56,651
Deferred revenue and customer advances	44,764	52,773
Accrued royalties (Note 19)	43,324	33,324
Accrued interest	21,807	19,048
Acquisition payable (Note 3)	17,897	—
Income taxes payable	17,528	8,341
Accrued severance plan obligations (Note 15)	11,197	9,516
Other accrued expenses	31,826	33,311
Total accrued expenses	$264,252	$212,964

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license litigation (Note 19).

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

14.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2013	2012
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022 (1)	525,000	300,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes (2)	56,350	250,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016 (3)	—	—
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (4)	80,000	100,000
Term loan, LIBOR plus 3.70%, due June 2016 (5)	70,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (6)	90,000	137,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (7)	10,000	—
Term loan, LIBOR plus 3.70%, due December 2019 (8)	70,000	13,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (9)	—	—
	1,646,350	1,545,000
Add: Unamortized premium (1)	6,390	—
Less: Short-term borrowings and current portion of long-term debt	(61,350)	—
Long-term debt (including related party)	$1,591,390	$1,545,000

(1)
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

(2)
In April 2009, we issued $250 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of approximately $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and an entity controlled by Mr. James J. Kim, our Executive Chairman of the Board of Directors. Mr. Kim's affiliate purchased $150.0 million of the 2014 Notes. In June 2013, we completed a tender offer for the 2014 Notes and

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

exchanged $193.7 million of the 2014 Notes, including the $150.0 million held by Mr. Kim's affiliate, for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. The cash payment was equivalent to the remaining coupons for the tendered notes and was recorded as a charge in our Consolidated Statements of Income for the year ended December 31, 2013.

(3)
In June 2012, we entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. Principal is payable upon maturity and interest is paid monthly. The loan is collateralized with substantially all the land, factories and equipment at our facilities in Korea. In June 2013, the facility was amended by extending the term by three years to June 2016. As of December 31, 2013, $41.0 million was available to be borrowed for general working capital purposes.

(4)
In March 2012, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $100.0 million through March 2015. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity, however an early repayment of $20.0 million was made in November 2013.

(5)
In April 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through April 2016. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. In December 2013, the loan agreement was amended which adjusted the base interest rate from 3.80% to 3.70%. As of December 31, 2013, $80.0 million was available to be borrowed for general working capital purposes and the repayment of inter-company debt.

(6)
In June 2012, we entered into a $150.0 million secured term loan for five years with a Korean bank which is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. The $150.0 million consists of two components, $50.0 million of the proceeds ("Tranche A") which was used to fully repay our term loan due July 2014 and $100.0 million ("Tranche B") to fund capital expenditures. The term loan was fully drawn in January 2013. Principal is payable upon maturity; however, an early repayment of $60.0 million was made in December 2013.

(7)
In March 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through September 2017. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. As of December 31, 2013, $140.0 million was available to be borrowed for capital expenditures.

(8)
In November 2012, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $100.0 million through March 2014. In November 2013, the loan agreement was amended which extended the borrowing period from November 2013 to March 2014. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable upon maturity. As of December 31, 2013, $30.0 million was available to be borrowed for capital expenditures.

(9)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of December 31, 2013, $29.0 million was available to be drawn for general corporate purposes and capital expenditures.

Interest Rates

As of December 31, 2013, we had a total of $1,646.4 million of debt of which 80.6% was fixed rate debt and 19.4% was variable rate debt. As of December 31, 2012, we had a total of $1,545.0 million of debt of which 83.8% was fixed rate debt and 16.2% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior and secured revolving line of credit.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Interest is payable semiannually on each of the senior notes and senior subordinated notes and interest is payable semi-annually, quarterly or monthly on the variable rate debt. Refer to the table above for the interest rates on our fixed rate debt and to the table below for the interest rates on our variable rate debt.

	Variable Interest Rates at December 31,
	2013	2012
Amkor Technology, Inc.
Amkor Technology Korea, Inc.:
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	4.29%	4.21%
Term loan, LIBOR plus 3.70%, due June 2016	3.95%	—
Term loan, LIBOR plus 3.90%, due July 2017 (Tranche A)	4.14%	4.26%
Term loan, LIBOR plus 3.94%, due July 2017 (Tranche B)	4.18%	4.26%
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017	3.76%	—
Term loan, LIBOR plus 3.70%, due December 2019	3.95%	4.01%

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The indentures governing our senior and senior subordinated notes contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants as of December 31, 2013 and 2012.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2014	$61,350
2015	85,000
2016	70,000
2017	90,000
2018	345,000
Thereafter	995,000
Total debt	$1,646,350

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

15.Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum as determined on an annual basis. The expense for this plan was $1.8 million in 2013 and 2012 and $1.9 million in 2011.

Malaysia Defined Contribution Plan

We have a defined contribution plan under the Employees Provident Fund Act in Malaysia whereby employees contribute up to 11% of their salary. We contribute an amount equivalent to no less than 12% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $1.0 million in 2013.

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of their salary. We contribute an amount equivalent to no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $2.4 million in 2013 and $2.3 million in 2012 and 2011.

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

The changes to the balance of our severance accrual are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at the beginning of year	$126,762	$106,715	$88,899
Provision of severance benefits	26,550	19,667	26,705
Severance payments	(10,402)	(8,520)	(6,717)
Loss (gain) on foreign currency	2,463	8,900	(2,172)
	145,373	126,762	106,715
Payments remaining with the National Pension Fund	(241)	(249)	(239)
Total severance obligation balance at the end of year	145,132	126,513	106,476
Less current portion of accrued severance obligation (Note 13)	11,197	9,516	7,476
Non-current portion of severance obligation	$133,935	$116,997	$99,000

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses.

The following table summarizes the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2013 and 2012.

	For the Year Ended December 31,
	2013	2012
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$80,528	$78,897
Service cost	5,909	6,362
Interest cost	3,170	3,270
Benefits paid	(1,602)	(1,168)
Actuarial gains	(2,513)	(3,899)
Acquisition (Note 3)	13,017	—
Effects of curtailment	(176)	554
Settlement	(8,701)	(4,925)
Foreign exchange (gain) loss	(8,060)	1,437
Projected benefit obligation at end of year	81,572	80,528
Change in plan assets:
Fair value of plan assets at beginning of year	58,146	48,801
Actual gain on plan assets	5,159	3,500
Employer contributions	1,120	8,687
Settlement	(8,701)	(4,925)
Benefits paid	(1,602)	(1,168)
Foreign exchange (loss) gain	(3,818)	3,251
Fair value of plan assets at end of year	50,304	58,146
Funded status of the Plans at end of year	$(31,268)	$(22,382)

The accrued benefit liability, included in pension and severance obligations in the Consolidated Balance Sheets, as of December 31, 2013 and 2012 was $31.3 million and $22.4 million, respectively. The accumulated benefit obligation as of December 31, 2013 and 2012 was $55.9 million and $54.6 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income related to our Plans:

	Initial Net Obligation	Prior Service Cost	Actuarial Net (Loss) Gain	Total
	(In thousands)
Balance at December 31, 2011, net of tax ($1.4 million)	$(58)	$(31)	$(10,421)	$(10,510)
Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	6	219	181	406
Net gain arising during period, net of tax (less than $0.1 million)	—	—	4,731	4,731
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income, net of tax ($0.1 million)	6	219	4,912	5,137
Balance at December 31, 2012, net of tax ($1.3 million)	$(52)	$188	$(5,509)	$(5,373)
Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	8	250	106	364
Net gain arising during period, net of tax ($0.2 million)	—	—	3,996	3,996
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income, net of tax ($0.3 million)	8	250	4,102	4,360
Balance at December 31, 2013, net of tax ($1.0 million)	$(44)	$438	$(1,407)	$(1,013)

Estimated amortization of cost to be included in 2014 net periodic pension cost	$5	$211	$66	$282

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2013	2012
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$73,326	$80,528
Aggregate fair value of plan assets	41,957	58,146
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	24,877	17,816
Aggregate fair value of plan assets	—	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes net periodic pension costs:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$5,909	$6,362	$5,744
Interest cost	3,170	3,270	3,274
Expected return on plan assets	(3,508)	(3,188)	(3,119)
Amortization of transition obligation	7	7	8
Amortization of prior service cost	231	291	269
Recognized actuarial loss	135	218	83
Net periodic pension cost	5,944	6,960	6,259
Curtailment (gain) loss	(176)	1,089	1,016
Settlement (gain) loss	(120)	(100)	565
Total pension expense	$5,648	$7,949	$7,840

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Discount rate for determining net periodic pension cost	3.9%	4.2%	5.2%
Discount rate for determining benefit obligations at year end	3.9%	4.0%	4.2%
Rate of compensation increase for determining net periodic pension cost	4.1%	4.5%	4.6%
Rate of compensation increase for determining benefit obligations at year end	4.1%	4.1%	4.5%
Expected rate of return on plan assets for determining net periodic pension cost	6.3%	6.3%	6.4%

The measurement date for determining the Plans’ assets and benefit obligations is December 31, each year. Discount rates are generally derived from yield curves constructed from high-quality corporate or foreign government bonds, for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our defined benefit plans in Taiwan as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan. The defined benefit pension plans in Japan and Malaysia are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on an asset allocation strategy for our Philippine plan assets of 55% debt securities (primarily Philippines domestic and U.S.) and 45% equity securities (primarily U.S. and Europe). Philippine plan assets included Amkor common stock totaling $0.6 million and $0.4 million at December 31, 2013, and December 31, 2012, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at December 31, 2013, by asset category utilizing the fair value hierarchy as discussed in Note 18, is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Cash and cash equivalents	$4,542	$—	$4,542
Equity securities
Foreign securities	1,950	—	1,950
U.S. securities	18,223	—	18,223
	20,173	—	20,173
U.S. fixed income funds	4,186	—	4,186
Bonds
U.S. government bonds	—	2,087	2,087
Foreign treasury notes	10,374	—	10,374
	10,374	2,087	12,461
Taiwan retirement fund	8,840	—	8,840
Other	—	102	102
Total	$48,115	$2,189	$50,304

The fair value of our pension plan assets at December 31, 2012, by asset category utilizing the fair value hierarchy as discussed in Note 18, is as follows:

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

Our other category of plan assets included receivables and payables at December 31, 2013 and December 31, 2012.

We contributed $1.1 million, $8.7 million and $3.6 million to the Plans during 2013, 2012 and 2011, respectively, and we expect to contribute $2.5 million during 2014. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2014	$2,663
2015	3,410
2016	2,901
2017	3,198
2018	4,047
2019 to 2023	33,275

16.	Accumulated Other Comprehensive Income and Loss

The following table reflects the changes in accumulated other comprehensive income and loss, net of tax:

	Defined Benefit Pension	Foreign Currency	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2011	$(10,510)	$19,034	$2,325	$10,849
Other comprehensive income (loss) before reclassifications	4,731	(2,688)	(2,057)	(14)
Amounts reclassified from accumulated other comprehensive (loss) income	406	—	—	406
Other comprehensive income (loss)	5,137	(2,688)	(2,057)	392
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,346	$268	$11,241
Other comprehensive income (loss) before reclassifications	3,996	(4,895)	(10,961)	(11,860)
Amounts reclassified from accumulated other comprehensive (loss) income	364	—	—	364
Other comprehensive income (loss)	4,360	(4,895)	(10,961)	(11,496)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)

Amounts reclassified out of accumulated other comprehensive income are included as a component of net periodic pension cost (Note 15).

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

17.	Treasury Stock

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

During the year ended December 31, 2013, we made no purchases under the stock repurchase program. During the year ended December 31, 2012, we purchased 16.5 million shares of common stock for an aggregate purchase price of $79.5 million, net of $0.3 million of commissions, for an average price of $4.83. At December 31, 2013, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. At December 31, 2013 and 2012, there were no unsettled shares.

Shares for Tax Withholding

We withheld 0.1 million shares for each of the years ended December 31, 2013 and 2012, from restricted shares that vested during the respective period to satisfy tax withholding obligations. Minimum tax withholding obligations that arose on the vesting of restricted shares were $0.5 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. These shares are reflected as treasury stock at cost.

18.	Fair Value Measurements

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

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and our investment in J-Devices, at fair value on a nonrecurring basis. For the year ended December 31, 2013, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Our fair value measurements consist of the following:

	December 31,
	2013	2012
	(In thousands)
Recurring fair value measurements:
Cash equivalent money market funds (Level 1)	$300,352	$151,066
Restricted cash money market funds (Level 1)	2,681	2,680

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$1,055	$868

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$1,529	$763	$3,336

In 2013, $0.8 million of impairment losses were recorded in research and development expense, and $0.7 million were recorded in cost of sales. In 2012 and 2011, all impairment losses on property, plant and equipment were recorded in cost of sales.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value and carrying value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,321,443	$1,276,390	$1,061,945	$1,045,000
Convertible senior subordinated notes (Level 1)	102,585	56,350	371,975	250,000
Term loans (Level 2)	320,000	320,000	269,200	250,000
Total debt	$1,744,028	$1,652,740	$1,703,120	$1,545,000

The estimated fair value of the debt is based primarily on quoted market prices reported on or near the respective balance sheet dates for our senior and convertible senior subordinated notes. The estimated fair value of the debt of our subsidiaries was calculated using a discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

19.	Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of December 31, 2013, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Proceedings with Tessera, Inc.

Since March 2006, we have been involved in several proceedings with Tessera, Inc. (“Tessera”) related to a license agreement (the “License Agreement”) entered into in 1996 between Tessera and our predecessor. The proceedings generally involve disputes about whether or not Amkor owes Tessera royalties under the License Agreement with respect to certain packages and the termination of the License Agreement. The main proceeding that is pending is with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) captioned Amkor Technology, Inc. v. Tessera, Inc. (the “2009 Arbitration”), which we initiated in August 2009. In that proceeding, the ICC arbitration panel issued partial awards and interim orders finding that royalties are due to Tessera with respect to certain asserted patents and packages and that the License Agreement was terminated by Tessera as of February 17, 2011. The arbitration panel reserved for later decision the issues of the amount of royalties and pre-judgment interest due, and the allocation of costs. The other pending arbitration proceedings with Tessera include a request for arbitration by Tessera filed in May 2011 seeking undisclosed damages and a declaration that the License Agreement had been terminated, and a proceeding initiated in July 2012 with respect to claims related to three additional U.S. patents.

In July 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware. The complaint seeks injunctive relief and damages with respect to Amkor's alleged infringement of one of the U.S. patents (U.S. Patent No. 6,046,076, the "'076 patent") that the arbitration panel found to be royalty bearing in the 2009 Arbitration. In November 2013, the parties agreed to stay the Delaware litigation pending certain determinations in the 2009 Arbitration.

In February 2013, Tessera publicly announced its intention to seek an amount in excess of $150 million in the 2009 Arbitration. That same month, we filed a petition in the Superior Court for San Francisco County (the "California Action") to vacate or correct a portion of the arbitration panel’s interim order relating to the panel’s authority to award royalties for the period after the termination of the License Agreement. The Superior Court has denied our request and we have appealed that decision to the California First District Court of Appeal.

In April 2013, we initiated an inter partes review (the “IPR”) proceeding with the Patent Trial and Appeal Board at the United States Patent and Trademark Office (“U.S. PTO”), requesting it to find certain claims of the ‘076 patent unpatentable, including the claim we were found to infringe during the arbitration. In October 2013, the U.S. PTO determined that there is a reasonable likelihood that we will prevail in challenging that claim and certain others.

In November 2013, Tessera filed a motion to terminate the IPR proceeding on procedural grounds. In January 2014, the U.S. PTO denied Tessera’s motion and the proceeding is scheduled to go forward on the merits with a hearing in May 2014.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

In October 2013 and January 2014, the arbitration panel issued additional interim orders which included, among other things, some substantive findings concerning the calculation of royalties under the License Agreement. In February 2014, Tessera filed a motion with the arbitration panel to enjoin us from proceeding with the IPR. We have filed a response with the arbitration panel requesting it to deny Tessera's motion and to stay a portion of the 2009 Arbitration pending final resolution of the IPR proceeding.

As a result of the latest interim order, we estimate the possible range of royalties due to Tessera in the 2009 Arbitration to be from $60 million to $135 million (excluding interest). Because we believe that no amount in the range constitutes a better estimate than any other amount within that range, we have recorded an aggregate charge to cost of goods sold of $60 million ($10.0 million in 2013 and $50.0 million in 2012), representing our estimate of the low end of the range of possible royalties owed to Tessera in respect of the 2009 Arbitration. Of the $60 million of charges we have recognized for royalties, we paid $16.7 million to Tessera in August 2012, plus related interest. As of December 31, 2013, our accrual for royalties for the 2009 Arbitration was $43.3 million, and our estimate of the possible range of royalties due to Tessera in respect of the 2009 Arbitration (net of the royalties paid in August 2012) is from $43.3 million to $118.3 million.

The ultimate amount of damages and interest we may owe to Tessera in connection with the several pending proceedings could be more or less than our estimate of the possible range of royalties due in the 2009 Arbitration. The final outcome of our litigation with Tessera depends upon a number of complex factors, including the panel's determination of which package families the patents apply to, whether those packages meet criteria previously laid out by the panel, overlaps among the packages, the final date through which royalties are applicable, whether we receive a favorable ruling in the California Action or IPR proceeding and other factors. We may adjust our accrual as information develops or upon the issuance of new rulings. We expect to record our estimate of interest accruing with the passage of time.

We strongly dispute Tessera's claims in these proceedings and intend to vigorously defend against them. However, the final outcome of these matters is uncertain, and an adverse result could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In January 2013, in response to Carsem, Inc.’s requests for reexamination of the 277 Patent, the U.S. PTO issued an Office Action rejecting all of the 277 Patent claims as invalid. Amkor believes that all of the 277 Patent claims are valid and filed a response to the Office Action in March 2013 contesting this finding. In January 2014, the U.S. PTO issued an Office Action maintaining the rejection of all claims of the 277 Patent as invalid. Amkor continues to believe its claims are valid and will respond to the Office Action accordingly.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

Lease Payments
(In thousands)
2014	$23,380
2015	14,937
2016	4,116
2017	4,060
2018	4,031
Thereafter	6,445
Total	$56,969

Rent expense amounted to $23.8 million, $13.2 million and $15.1 million for 2013, 2012 and 2011, respectively.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2014 through 2025 are $24.0 million.

20.	Business Segments, Customer Concentrations and Geographic Information

Beginning with the three months ended December 31, 2013, we have operated as a single operating segment as managed by our Chief Executive Officer, who is considered our chief operating decision maker ("CODM"). The change in operating segments was made in connection with the appointment of our new Chief Executive Officer and other functional organization changes, including the consolidation of our test services business unit with the associated packaging services business units. The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of our operating and financial results. We have concluded that we have a single operating segment based on the following:

•	We are managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	We assess performance, including incentive compensation, based on consolidated operating performance and financial results;

•	Our CODM allocates resources and makes other operating decisions based on specific customer business opportunities and

•	We have an integrated process for the design, development and manufacturing services we provide to all of our customers. We also have centralized sales and administrative functions.
The following table presents net sales by product group:

	Net Sales for the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Advanced products	$1,451,664	$1,302,145	$1,124,701
Mainstream products	1,504,786	1,457,401	1,651,658
Total net sales	$2,956,450	$2,759,546	$2,776,359

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on customer location:

	Net Sales for the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Japan	$394,834	$349,360	$340,302
Singapore	496,601	452,737	539,467
Thailand	116,376	139,134	111,748
Other foreign countries	743,425	675,365	697,229
Total foreign countries	1,751,236	1,616,596	1,688,746
United States	1,205,214	1,142,950	1,087,613
Total net sales	$2,956,450	$2,759,546	$2,776,359

One customer accounted for 23.7%, 21.3% and 16.5% of consolidated net sales in 2013, 2012 and 2011, respectively. Another customer accounted for 10.5% of consolidated net sales in 2013, and another customer accounted for 11.3% of consolidated net sales in 2011.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net at December 31,
	2013	2012
	(In thousands)
China	$524,967	$409,822
Japan	10,799	17,545
Korea	916,777	907,844
Malaysia	61,080	—
Philippines	240,187	211,323
Taiwan	236,178	233,114
Other foreign countries	93	77
Total foreign countries	1,990,081	1,779,725
United States	16,472	40,244
Total property, plant and equipment, net	$2,006,553	$1,819,969

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

21.	Reductions in Force

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2010	$670
Charges, net	8,326
Cash Payments	(7,416)
Non-cash Amounts	(1,580)
Accrual at December 31, 2011	—
Charges, net	11,211
Cash Payments	(8,682)
Non-cash Amounts	(922)
Accrual at December 31, 2012	1,607
Charges, net	10,506
Cash Payments	(12,531)
Non-cash Amounts	418
Accrual at December 31, 2013	$—

Reductions in Force

During 2013, we reduced our workforce through workforce reduction programs. We recorded $10.5 million in net charges, of which $9.2 million and $1.3 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2013.

During 2012, we reduced our workforce through workforce reduction programs. We recorded $11.2 million in net charges including $1.0 million in net curtailment and settlement charges, of which $7.3 million and $3.9 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts accrued at December 31, 2012 were classified in current liabilities.

During 2011, we reduced our workforce through a workforce reduction program. As a result, we recorded $8.3 million in net charges including $1.6 million in net curtailment and settlement charges, of which $7.7 million and $0.6 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2011.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2011	$223,612	(509)	(8,163)	(671)	$214,269
Year ended December 31, 2012	214,269	(1,626)	(1,486)	(1,400)	209,757
Year ended December 31, 2013	209,757	(16,860)	(15,555)	1,841	179,183

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013, based on criteria in Internal Control — Integrated Framework (1992) issued by the COSO. However, in conducting our evaluation, we excluded Amkor Technology Malaysia Sdn. Bhd., acquired on July 31, 2013 as permitted by the Securities and Exchange Commission Staff. Amkor Technology Malaysia Sdn. Bhd. constituted approximately 4% of total assets as of December 31, 2013, and approximately 2% of net sales for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On July 31, 2013, we completed our acquisition of Amkor Technology Malaysia Sdn. Bhd. We have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. We are continuing to integrate the acquired operations into our overall internal control over financial reporting. As previously reported, we continue to implement an enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. In addition, we are also implementing a new shop floor management system in certain of our factories.

During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2014 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2014 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2013:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plans approved by stockholders (1)	4,873	$6.52	11,580
Equity compensation plans not approved by stockholders (2)	—	—	471
Total equity compensation plans	4,873		12,051

(1)
As of December 31, 2013, a total of 11.6 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

(2)
As of December 31, 2013, a total of 0.5 million shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision in this plan that restores the number of shares of common stock reserved for issuance under the plan to 0.3 million as of each January 1. On January 1, 2014, no additional shares were added to the plan pursuant to the annual restoration provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2014 Annual Meeting of Stockholders.

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
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 28, 2014
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen D. Kelley and Joanne Solomon, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 28, 2014
Stephen D. Kelley

/s/ Joanne Solomon	Executive Vice President and Chief Financial Officer	February 28, 2014
Joanne Solomon

/s/ James J. Kim	Executive Chairman	February 28, 2014
James J. Kim

/s/ John T. Kim	Vice Chairman	February 28, 2014
John T. Kim

/s/ Roger A. Carolin	Director	February 28, 2014
Roger A. Carolin

/s/ Winston J. Churchill	Director	February 28, 2014
Winston J. Churchill

Name	Title	Date

/s/ Robert R. Morse	Director	February 28, 2014
Robert R. Morse

/s/ John F. Osborne	Director	February 28, 2014
John F. Osborne

/s/ James W. Zug	Director	February 28, 2014
James W. Zug

EXHIBIT INDEX

2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(4)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws as amended on November 5, 2013.
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding the 6.00% Convertible Senior Subordinated Notes due 2014.(8)
4.3	Form of Note for the 6.00% Convertible Senior Subordinated Notes due 2014.(8)
4.4	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
4.5	Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 7.375% Senior Notes due 2018.(9)
4.6	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.(11)
4.7	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(11)
4.8	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.(17)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(7)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(5)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(7)*
10.8	Amended and Restated 2007 Equity Incentive Plan.(14)*
10.9	Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.(16)*
10.10	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan. (16)*
10.11	Executive Incentive Bonus Plan.(14)*
10.12	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.13	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
10.14
Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(15)

10.15	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(10)
10.16	Credit Facility Agreement, dated March 20, 2012, by and between Amkor Technology Korea, Inc. and Woori Bank.(13)
10.17	General Terms and Conditions for Bank Credit Transactions, dated March 20, 2012, between Woori Bank and Amkor Technology Korea, Inc.(13)
10.18	Loan Agreement, dated June 28, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank (15)

10.19	Factory Mortgage Agreement, dated June 28, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(15)
10.20	Loan Agreement, dated November 23, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(18)
10.21	Form of Amendment to Factory Mortgage Agreement, dated November 23, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(18)
10.22	Amendment to Loan Agreement, dated November 22, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank
10.23	Credit Facility Agreement, dated March 11, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank (19)
10.24	General Terms and Conditions for Bank Credit Transactions, dated March 11, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank (19)
10.25	Loan Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(22)
10.26	Amendment to Factory Mortgage Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(22)
10.27	Guarantee, dated April 29, 2013, by and between Amkor Technology, Inc. and The Korea Development Bank.(22)
10.28	Amendment to Loan Agreement, dated December 27, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank
10.29	Amendment to Kun Mortgage Agreement, dated April 19, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank.(22)
10.30	Severance Agreement and Release, dated May 23, 2011, by and between James Fusaro and Amkor Technology, Inc.(12)*
10.31	Employment Offer Letter, dated April 30, 2013, between Amkor Technology, Inc. and Stephen D. Kelley.(20)*
10.32	Retirement Agreement and Release, dated May 8, 2013, between Amkor Technology, Inc. and Kenneth T. Joyce.(21)*
10.33	Separation and Consulting Agreement, dated July 17, 2013, between Amkor Technology, Inc. and Michael J. Lamble.(22)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.
**
This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 7, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2011.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 4, 2011.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 23, 2012.
(14)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 5, 2012.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2012.
(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2012.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed September 21, 2012.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed November 27, 2012.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 3, 2013.
(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2013.
(21)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 10, 2013.
(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2013.