Form 10-Q
period 2014-03-31
AMKOR TECHNOLOGY INC
filed 2014-05-02
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 25, 2014 was 236,568,367.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2014 including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of our enterprise resource planning (“ERP”) system and factory shop floor systems, (15) our view of the outcome of our dispute with Tessera and our estimates regarding the possible amount of, and funding for, any payments due in conjunction with such dispute, (16) the anticipated schedule for construction of our new factory and research and development facility in Korea, (17) our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (18) our efforts to enlarge our customer base in certain geographic areas and markets and (19) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net sales	$696,044	$687,529
Cost of sales	567,224	572,576
Gross profit	128,820	114,953
Selling, general and administrative	62,424	59,559
Research and development	21,045	14,306
Total operating expenses	83,469	73,865
Operating income	45,351	41,088
Interest expense	23,722	22,078
Interest expense, related party	1,242	3,492
Other expense (income), net	36	(2,222)
Total other expense, net	25,000	23,348
Income before taxes and equity in earnings of unconsolidated affiliate	20,351	17,740
Income tax expense	4,929	4,029
Income before equity in earnings of unconsolidated affiliate	15,422	13,711
Equity in earnings of J-Devices	5,761	55
Net income	21,183	13,766
Net income attributable to noncontrolling interests	(550)	(384)
Net income attributable to Amkor	$20,633	$13,382
Net income attributable to Amkor per common share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.07
Shares used in computing per common share amounts:
Basic	216,757	152,411
Diluted	235,497	235,087

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$21,183	$13,766
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax (expense) benefit of ($21) and $58	120	142
Cumulative translation adjustment	685	(2,356)
Equity interest in J-Devices' other comprehensive income (loss), net of tax benefit of $0 and $1,289	3,144	(1,896)
Total other comprehensive income (loss)	3,949	(4,110)
Comprehensive income	25,132	9,656
Comprehensive income attributable to noncontrolling interests	(550)	(384)
Comprehensive income attributable to Amkor	$24,582	$9,272

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$628,585	$610,442
Restricted cash	2,681	2,681
Accounts receivable, net of allowances	406,797	385,542
Inventories	197,297	200,423
Other current assets	45,399	33,328
Total current assets	1,280,759	1,232,416
Property, plant and equipment, net	2,033,396	2,006,553
Investments	114,119	105,214
Restricted cash	2,193	2,234
Other assets	72,872	80,881
Total assets	$3,503,339	$3,427,298
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$66,350	$61,350
Trade accounts payable	416,789	365,334
Accrued expenses	258,558	264,252
Total current liabilities	741,697	690,936
Long-term debt	1,511,252	1,516,390
Long-term debt, related party	75,000	75,000
Pension and severance obligations	168,020	165,073
Other non-current liabilities	16,010	14,959
Total liabilities	2,511,979	2,462,358
Commitments and contingencies (Note 16)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 262,251 and 262,109 shares issued, and 216,821 and 216,702 shares outstanding, in 2014 and 2013, respectively	262	262
Additional paid-in capital	1,813,940	1,812,530
Accumulated deficit	(626,715)	(647,348)
Accumulated other comprehensive income (loss)	3,694	(255)
Treasury stock, at cost, 45,430 and 45,407 shares in 2014 and 2013, respectively	(211,571)	(211,449)
Total Amkor stockholders’ equity	979,610	953,740
Noncontrolling interests in subsidiaries	11,750	11,200
Total equity	991,360	964,940
Total liabilities and equity	$3,503,339	$3,427,298

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$21,183	$13,766
Depreciation and amortization	108,338	97,148
Other operating activities and non-cash items	(4,274)	(840)
Changes in assets and liabilities	6,699	(11,400)
Net cash provided by operating activities	131,946	98,674
Cash flows from investing activities:
Purchases of property, plant and equipment	(95,999)	(112,543)
Proceeds from the sale of property, plant and equipment	726	24,614
Payments from J-Devices	—	8,843
Other investing activities	(266)	(249)
Net cash used in investing activities	(95,539)	(79,335)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	80,000	33,000
Payments of long-term debt	(80,000)	—
Payment of deferred consideration for an acquisition	(18,763)	—
Proceeds from the issuance of stock through share-based compensation plans	438	—
Payments of tax withholding for restricted shares	(122)	(90)
Net cash (used in) provided by financing activities	(18,447)	32,910
Effect of exchange rate fluctuations on cash and cash equivalents	183	1,405
Net increase in cash and cash equivalents	18,143	53,654
Cash and cash equivalents, beginning of period	610,442	413,048
Cash and cash equivalents, end of period	$628,585	$466,702

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2013, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the SEC on February 28, 2014. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On July 31, 2013, we completed the purchase of Toshiba Electronics Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3).

Beginning with the year ended December 31, 2013, we reclassified equity in earnings of unconsolidated affiliate from other expense (income) to below income tax expense in our Consolidated Statements of Income for all periods presented. The revision had no impact on net income.

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

2.    New Accounting Standards

Recently Adopted Standards

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830). ASU 2013-05 provides guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment when a company sells or ceases to hold a controlling interest in a subsidiary or group of assets within a foreign entity. This ASU is effective for reporting periods beginning after December 15, 2013. ASU 2013-05 was adopted on January 1, 2014 and did not have an impact on our financial statements. ASU 2013-05 may affect our financial statements to the extent we sell or cease to hold a controlling interest in subsidiaries or groups of assets within a foreign entity.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Business Acquisitions

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia, and subsequently changed the name of the entity to Amkor Technology Malaysia Sdn. Bhd. The total price for the shares was $61.2 million, based on the net asset value at closing. We paid $42.4 million in cash at closing and paid the remaining $18.8 million in March 2014. We were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products. The license has a royalty cap of ¥1.5 billion (approximately $15 million). Under the purchase method of accounting, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record any goodwill as a result of the acquisition.

4.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Stock options	$391	$104
Restricted shares	581	430
Total share-based compensation expense	$972	$534

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Selling, general and administrative	$849	$466
Research and development	123	68
Total share-based compensation expense	$972	$534

There is no corresponding deferred income tax benefit for stock options or restricted shares.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2014:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	4,873	$6.52
Granted	100	5.18
Exercised	(82)	5.33
Forfeited or expired	(214)	14.93
Outstanding at March 31, 2014	4,677	$6.13	5.82	$6,952
Fully vested at March 31, 2014 and expected to vest thereafter	4,643	$6.14	5.79	$6,870
Exercisable at March 31, 2014	2,398	$7.72	2.76	$1,480

The following assumptions were used to calculate weighted average fair values of the options granted in the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Expected life (in years)	6.1	6.0
Risk-free interest rate	1.9%	1.1%
Volatility	59%	61%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$2.89	$2.62

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $4.6 million as of March 31, 2014, which is expected to be recognized over a weighted-average period of approximately 3.2 years beginning April 1, 2014.

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2014:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2013	1,172	$4.83
Awards granted	—	—
Awards vested	(59)	6.12
Awards forfeited	—	—
Nonvested at March 31, 2014	1,113	$4.76

Total unrecognized compensation cost, net of a forfeiture estimate, was $3.9 million as of March 31, 2014, which is expected to be recognized over a weighted average period of approximately 2.8 years beginning April 1, 2014.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.     Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest income	$(711)	$(827)
Foreign currency loss (gain)	334	(1,166)
Other expense (income)	413	(229)
Total other expense (income), net	$36	$(2,222)

6.    Income Taxes

Our income tax expense of $4.9 million for the three months ended March 31, 2014, primarily reflects expense related to income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays. The conclusion of the examination of our 2008-2012 Korean income tax returns during the three months ended March 31, 2014, did not result in any significant additional impact to income tax expense.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits decreased from $27.1 million at December 31, 2013, to $6.7 million as of March 31, 2014, primarily as a result of the application of a tax law change and the settlement of a tax examination in a certain foreign jurisdiction. At March 31, 2014, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and is reduced for treasury stock. We grant restricted shares which entitle recipients to voting and nonforfeitable dividend rights from the date of grant therefore our unvested share-based compensation awards are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income attributable to Amkor	$20,633	$13,382
Income allocated to participating securities	(105)	(66)
Net income available to Amkor common stockholders — basic	20,528	13,316
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	3	66
Interest on 6.0% convertible notes due 2014, net of tax	907	4,026
Net income attributable to Amkor — diluted	$21,438	$17,408

Weighted average shares outstanding — basic	216,757	152,411
Effect of dilutive securities:
Stock options	109	18
6.0% convertible notes due 2014	18,631	82,658
Weighted average shares outstanding — diluted	235,497	235,087
Net income attributable to Amkor per common share:
Basic	$0.09	$0.09
Diluted	0.09	0.07

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Stock options and restricted share awards	4,265	4,236

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Equity and Accumulated Other Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2013	$953,740	$11,200	$964,940
Net income	20,633	550	21,183
Other comprehensive income	3,949	—	3,949
Issuance of stock through employee share-based compensation plans	438	—	438
Treasury stock acquired through surrender of shares for tax withholding	(122)	—	(122)
Share-based compensation expense	972	—	972
Equity at March 31, 2014	$979,610	$11,750	$991,360

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2012	$657,955	$8,839	$666,794
Net income	13,382	384	13,766
Other comprehensive loss	(4,110)	—	(4,110)
Treasury stock acquired through surrender of shares for tax withholding	(90)	—	(90)
Share-based compensation expense	534	—	534
Equity at March 31, 2013	$667,671	$9,223	$676,894

The following table reflects the changes in accumulated other comprehensive income and loss, net of tax:

	Defined Benefit Pension	Foreign Currency	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive income before reclassifications	—	685	3,144	3,829
Amounts reclassified from accumulated other comprehensive (loss) income	120	—	—	120
Other comprehensive income	120	685	3,144	3,949
Accumulated other comprehensive (loss) income at March 31, 2014	$(893)	$12,136	$(7,549)	$3,694

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,346	$268	$11,241
Other comprehensive income (loss) before reclassifications	—	(2,356)	(1,896)	(4,252)
Amounts reclassified from accumulated other comprehensive (loss) income	142	—	—	142
Other comprehensive income (loss)	142	(2,356)	(1,896)	(4,110)
Accumulated other comprehensive (loss) income at March 31, 2013	$(5,231)	$13,990	$(1,628)	$7,131

Amounts reclassified out of accumulated other comprehensive income are included as a component of net periodic pension cost (Note 14).

9.    Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials and purchased components	$140,730	$147,292
Work-in-process	56,567	53,131
Total inventories	$197,297	$200,423

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Land	$208,024	$208,048
Land use rights	26,845	26,845
Buildings and improvements	914,950	911,258
Machinery and equipment	3,668,875	3,577,045
Software and computer equipment	194,974	193,641
Furniture, fixtures and other equipment	17,327	17,430
Construction in progress	34,199	27,039
Total property, plant and equipment	5,065,194	4,961,306
Less accumulated depreciation and amortization	(3,031,798)	(2,954,753)
Total property, plant and equipment, net	$2,033,396	$2,006,553

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of sales	$99,767	$89,167
Selling, general and administrative	3,436	4,136
Research and development	4,833	2,995
Total depreciation expense	$108,036	$96,298

As of March 31, 2014, we have incurred $3.4 million of capitalized interest associated with our spending for land and design costs in anticipation of building a new factory and research and development center in Korea.

11.    Investments

Investments consist of the following:

	March 31, 2014		December 31, 2013
	Carrying Value (In thousands)	Ownership Interest	Carrying Value (In thousands)	Ownership Interest
Investment in unconsolidated affiliate	$114,119	60.0%	$105,214	60.0%

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 31, 2014, our investment includes our 60% equity interest and options to acquire additional equity interests. The remaining options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 and thereafter by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell its shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices is unable to fulfill its obligation to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

The governance provisions currently applicable to J-Devices restrict our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. Under the equity method of accounting, we recognize our proportionate share of J-Devices' net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. J-Devices' financial information is converted to U.S. GAAP and translated into U.S. dollars using Japanese yen as the functional currency. In addition, we record equity method adjustments as a change in our investment. The equity method adjustments include the amortization of basis differences as a result of the cost of our investment differing from our proportionate share of J-Devices' equity.

12.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Payroll and benefits	$62,298	$75,909
Deferred revenue and customer advances	51,323	44,764
Accrued interest	44,351	21,807
Accrued royalties (Note 16)	43,324	43,324
Income taxes payable	14,655	17,528
Accrued severance plan obligations (Note 14)	11,414	11,197
Acquisition payable (Note 3)	—	17,897
Other accrued expenses	31,193	31,826
Total accrued expenses	$258,558	$264,252

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license litigation (Note 16).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2014	December 31, 2013
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014 (1)	56,350	56,350
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016	—	—
Term loan, LIBOR plus 3.70%, due June 2016 (2)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.00%, due March 2017 (3)	80,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (4)	90,000	90,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (5)	10,000	10,000
Term loan, LIBOR plus 3.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (3)	—	80,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (6)	—	—
	1,646,350	1,646,350
Add: Unamortized premium	6,252	6,390
Less: Short-term borrowings and current portion of long-term debt	(66,350)	(61,350)
Long-term debt (including related party)	$1,586,252	$1,591,390

(1)	In April 2014, holders of our 6.0% Convertible Senior Subordinated Notes converted the outstanding principal amount of $56.4 million into 18.6 million shares of our common stock.

(2)
In April 2013, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through April 2016 for general working capital purposes and the repayment of inter-company debt. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due monthly, at a rate of LIBOR plus 3.70% (3.93% as of March 31, 2014). As of March 31, 2014, $80.0 million was available to be borrowed.

(3)
In March 2014, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $80.0 million. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Korea. Principal is payable at maturity. Interest is due monthly, at a foreign currency funding-linked base rate plus 2.00% (3.63% as of March 31, 2014). Proceeds were used to prepay our term loan due March 2015.

(4)
In June 2012, we entered into a term loan agreement for five years with a Korean bank which is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. In April 2014, we prepaid $60.0 million of the remaining balance of the term loan.

(5)
In March 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through September 2017. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. Interest is paid quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.43% as of March 31, 2014). At March 31, 2014, $140.0 million was available to be borrowed for capital expenditures.

(6)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of March 31, 2014, $29.0 million was available to be drawn for general corporate purposes and capital expenditures.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The indentures governing our senior and senior subordinated notes contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at March 31, 2014.

14.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$1,424	$1,474
Interest cost	779	775
Expected return on plan assets	(766)	(911)
Amortization of transition obligation	75	2
Amortization of prior service cost	49	49
Recognized actuarial loss	17	33
Net periodic pension cost	1,578	1,422

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision recorded for severance benefits for the three months ended March 31, 2014 and 2013, was $5.6 million and $5.5 million, respectively. The balance of our Korean severance obligation consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Current (Accrued expenses)	$11,414	$11,197
Non-current (Pension and severance obligations)	135,552	133,935
Total Korean severance obligation	$146,966	$145,132

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

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and our investment in J-Devices, at fair value on a nonrecurring basis. For the three months ended March 31, 2014 and 2013, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period.

Our fair value measurements consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Recurring fair value measurements:
Assets:
Cash equivalent money market funds (Level 1)	$313,598	$300,352
Restricted cash money market funds (Level 1)	2,681	2,681

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$—	$1,055

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$286	$481

For the three months ended March 31, 2014 and 2013, all impairment losses on property, plant and equipment were recorded in cost of sales.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,331,397	$1,276,252	$1,321,443	$1,276,390
Convertible senior subordinated notes (Level 1)	127,244	56,350	102,585	56,350
Term loans (Level 2)	320,000	320,000	320,000	320,000
Total debt	$1,778,641	$1,652,602	$1,744,028	$1,652,740

The estimated fair value of our senior and convertible senior subordinated notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our term loans was calculated using a discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of March 31, 2014, we had $0.4 million of standby letters of credit outstanding and had an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

Proceedings with Tessera, Inc.

Since March 2006, we have been involved in several proceedings with Tessera Technologies, Inc. (“Tessera”) related to a license agreement (the “License Agreement”) entered into in 1996 between Tessera and our predecessor. The proceedings generally involve disputes about whether or not Amkor owes Tessera royalties under the License Agreement with respect to certain packages and the termination of the License Agreement. The main proceeding that is pending is with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) captioned Amkor Technology, Inc. v. Tessera, Inc. (the “2009 Arbitration”), which we initiated in August 2009. In that proceeding, the ICC arbitration panel has previously ruled that royalties are due to Tessera with respect to certain asserted patents and packages and that the License Agreement was terminated by Tessera as of February 17, 2011. The arbitration panel reserved for later decision the issues of the amount of royalties and pre-judgment interest due, and the allocation of costs. The other pending arbitration proceedings with Tessera include a request for arbitration by Tessera filed in May 2011 seeking undisclosed damages and a declaration that the License Agreement had been terminated, and a continuation of the 2009 proceeding related to three additional U.S. patents.

In July 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware. The complaint seeks injunctive relief and damages with respect to Amkor's alleged infringement of one of the U.S. patents (U.S. Patent No. 6,046,076, the "'076 patent") that the arbitration panel found to be royalty bearing in the 2009 Arbitration. In November 2013, the parties agreed to stay the Delaware litigation.

In February 2013, we filed a petition in the Superior Court for San Francisco County to vacate or correct a portion of the arbitration panel’s interim order relating to the panel’s authority to award royalties for the period after the termination of the License Agreement. The Superior Court has denied our request and we have appealed that decision to the California First District Court of Appeal.

In April 2013, we initiated an inter partes review (the “IPR”) proceeding with the Patent Trial and Appeal Board at the United States Patent and Trademark Office (“U.S. PTO”), requesting it to find certain claims of the ‘076 patent unpatentable, including the two claims we were found to practice during the 2009 Arbitration. In October 2013, the U.S. PTO determined that there is a reasonable likelihood that we will prevail in challenging those claims and certain others. Tessera has challenged the IPR proceeding and is expected to continue with such efforts. The IPR is scheduled to go forward on the merits with a hearing in May 2014.

In October 2013, January 2014 and March 2014, the arbitration panel issued additional interim orders which included, among other things, some substantive findings concerning the calculation of royalties under the License Agreement. In February 2014, Tessera filed a motion with the arbitration panel to enjoin us from proceeding with the IPR. We filed a response with the arbitration panel requesting it to deny Tessera's motion and to stay a portion of the 2009 Arbitration pending final resolution of the IPR proceeding. The arbitration panel denied both Tessera's motion and our request for a stay in March 2014.

We expect the arbitration panel to award Tessera royalties of $113 million plus interest. Most of the royalties claimed by Tessera relate to Amkor's alleged use of the ‘076 patent and the period following termination of the License Agreement. Any award by the arbitration panel must be confirmed by the courts before Tessera can enforce the award against Amkor, and we believe that a favorable outcome in the IPR or in the other pending proceedings may materially and adversely impact Tessera’s ability to confirm and collect on any final award by the arbitration panel and other claims for damages.

As a result of recent developments, the potential impact of the IPR proceeding on any award by the arbitration panel, and our position regarding potential royalties due to Tessera following the termination of the License Agreement, we reduced our estimate of the possible range of royalties due to Tessera in the 2009 Arbitration to be from $11 million to $113 million (net of royalties previously paid in 2012 and excluding interest). Our accrual for these royalties was $43.3 million at

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2013. Although we have reduced our estimate of the low end of the range of possible royalties due, we have made a determination not to reduce our accrual due to the inherent uncertainty of the outcome in the various proceedings.

The ultimate amount of damages and interest we may owe to Tessera in connection with the several pending proceedings could be more or less than our estimate of the possible range of royalties due in the 2009 Arbitration, and could be more or less than the amount we expect the arbitration panel to award. The final outcome of our litigation with Tessera depends upon a number of complex factors, including whether we receive a favorable ruling in the above proceedings and other factors. We may adjust our accrual as information develops or upon the issuance of new rulings. As of March 31, 2014, we have $4.9 million accrued for interest related to these royalties, and we expect to record our estimate of interest accruing with the passage of time. We strongly dispute Tessera's claims in these proceedings and intend to vigorously defend against them. However, the final outcome of these matters is uncertain, and an adverse result could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In April 2014, the ITC made a final determination that Carsem violated Section 337 of the Tariff Act and issued a limited exclusion order barring Carsem from importing into the U.S. any of its products that infringe certain claims of the 277 Patent.

In January 2013, in response to Carsem, Inc.’s requests for reexamination of the 277 Patent, the U.S. PTO issued an Office Action rejecting all of the 277 Patent claims as invalid. Amkor believes that all of the 277 Patent claims are valid and filed a response to the Office Action in March 2013 contesting this finding. In January 2014, the U.S. PTO issued an Office Action maintaining the rejection of all claims of the 277 Patent as invalid. Amkor continues to believe its claims are valid and filed a response to the Office Action in March 2014.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.    Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” generally consists of pension plan curtailments and settlements and foreign currency adjustments.

Employee Separation Costs
(In thousands)
Accrual at December 31, 2013	$—
Charges	1,428
Cash Payments	—
Non-cash Amounts	—
Accrual at March 31, 2014	$1,428

Employee Separation Costs
(In thousands)
Accrual at December 31, 2012	$1,607
Charges	4,021
Cash Payments	(1,638)
Non-cash Amounts	31
Accrual at March 31, 2013	$4,021

During the three months ended March 31, 2014 and 2013, we reduced our workforce through workforce reduction programs. We recorded the charges primarily to cost of sales. All amounts accrued at March 31, 2014, are classified as current liabilities.

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

Another key to our success is to improve the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment and platforms typically creates capacity to provide incremental packaging and test services without significant additional investment. As part of our strategy, we are focused on developing a second wave of customers in order to more effectively utilize these assets. For example, we have a concerted effort to increase our sales to Chinese and Taiwanese fabless chip companies, since they dominate the mid-tier and entry-level segments of the mobile device market where most of the growth is occurring. Recently, we began efforts to seek out and engage new customers in the analog area for our mainstream wirebond technologies. Another area of expanded emphasis is the automotive market where semiconductor content continues to grow. These efforts to enlarge our customer base will continue in 2014 as we target these and other customers to grow our revenue and improve the utilization of our existing assets.

From time to time, we also see attractive opportunities to grow our customer base and expand markets. For example, in 2009 we invested in J-Devices Corporation, a joint venture to provide semiconductor packaging and test services in Japan. In 2013, we increased our investment in J-Devices to 60%. In July 2013, we acquired Toshiba’s power discrete semiconductor packaging and test business in Malaysia. The financial results of this entity have been included in our Consolidated Financial Statements from the date of acquisition. In addition to adding a new revenue stream from our existing customer, Toshiba, we are attracting other power discrete customers. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership. We expect to continue to evaluate similar opportunities.

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

Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Financial Highlights for the Three Months Ended March 31, 2014

Our net sales increased $8.5 million or 1.2% to $696.0 million for the three months ended March 31, 2014, from $687.5 million for the three months ended March 31, 2013. The increase was driven by incremental business from our newly acquired power discrete business in Malaysia, strong demand for NAND memory used in mobile communications and products supporting the automotive and industrial end market. These increases in net sales were partially offset by lower net sales for other mobile communications products.

Gross margin for the three months ended March 31, 2014, increased to 18.5% from 16.7% for the three months ended March 31, 2013. The increase was primarily driven by improved capacity utilization and lower costs for gold.

Our capital expenditures totaled $96.0 million for the three months ended March 31, 2014, compared to $112.5 million or for the three months ended March 31, 2013. Our spending was primarily focused on investments in packaging and test equipment supporting mobile communications products.

Net cash provided by operating activities was $131.9 million for the three months ended March 31, 2014, compared to $98.7 million for the three months ended March 31, 2013. The increase is primarily attributed to improved profitability.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Materials	36.8%	42.5%
Labor	14.7%	14.8%
Other manufacturing costs	30.0%	26.0%
Gross margin	18.5%	16.7%
Operating income	6.5%	6.0%
Income before taxes and equity in earnings of unconsolidated affiliate	2.9%	2.6%
Net income attributable to Amkor	3.0%	1.9%

Net Sales

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Net sales	$696,044	$687,529	$8,515	1.2%

The increase in net sales for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily driven by incremental business from our newly acquired power discrete business in Malaysia and strong demand for NAND memory used in mobile communications and products supporting the automotive and industrial end market. These increases in net sales were partially offset by lower net sales for other mobile communications products.

Gross Margin

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Gross profit	$128,820	$114,953	$13,867
Gross margin	18.5%	16.7%	1.8%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin. Gross margin for the three months ended March 31, 2014, increased compared to the three months ended March 31, 2013. The increase in gross margin was attributable to improved capacity utilization and lower costs for gold, which is used in many of our wirebond products. These increases to gross margin were partially offset by higher depreciation expense and increases in manufacturing overhead costs.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Selling, general and administrative	$62,424	$59,559	$2,865	4.8%

Selling, general and administrative expenses for the three months ended March 31, 2014, increased compared to the three months ended March 31, 2013. The increase for the three months ended March 31, 2014, was attributable to incremental costs from our newly acquired power discrete business in Malaysia and higher employee compensation costs.

Research and Development

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Research and development	$21,045	$14,306	$6,739	47.1%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 2.5D and 3D packaging, including embedded die, silicon interposers and through silicon via technologies, fine pitch copper pillar packaging and wafer-level processing in support of advanced wafer nodes. The increase in research and development expenses for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was driven by expanded development activities related to 20 nanometer chipsets with strategic customers, higher employee compensation costs and increased depreciation expense from research and development investments.

Other Income and Expense

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Interest expense, including related party	$24,964	$25,570	$(606)	(2.4)%
Other expense (income), net	36	(2,222)	2,258	> 100%
Total other expense, net	$25,000	$23,348	$1,652	7.1%

Interest expense for the three months ended March 31, 2014, decreased as a result of the June 2013 exchange of $193.7 million of our 6.0% Convertible Senior Subordinated Notes for shares of our common stock. Other expense (income), net for the three months ended March 31, 2013, included foreign currency gains at our subsidiaries, which were driven by the depreciation of the Japanese yen relative to the U.S. dollar and the associated impact on our U.S. dollar denominated net monetary assets.

Income Tax Expense

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Income tax expense	$4,929	$4,029	$900	22.3%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense for the three months ended March 31, 2014 and 2013, was attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes.

During 2014, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2022. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will then be subject to higher statutory income tax rates.

Equity in Earnings of J-Devices

	For the Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except percentages)
Equity in earnings of J-Devices	$5,761	$55	$5,706	> 100%

Our equity in earnings of J-Devices for the three months ended March 31, 2014, increased compared to the three months ended March 31, 2013, as a result of J-Devices' higher net income and an increase in our ownership interest in J-Devices from 30% to 60% in April 2013. The increase in J-Device's net income was driven by cost reduction efforts and the company's acquisition of three packaging and test facilities in June 2013.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the final amount of payments due in our pending patent license litigation, any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of March 31, 2014, we had cash and cash equivalents of $628.6 million. Included in our cash balance as of March 31, 2014, is $283.4 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

We had availability of $149.6 million under our $150.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $70.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $220.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and repayment of inter-company debt.

As of March 31, 2014 we had $1,652.6 million of debt. Our scheduled principal repayments on debt include $61.4 million due in 2014, $5.0 million due in 2015, $70.0 million due in 2016, $170.0 million due in 2017, $345.0 million due in 2018 and $995.0 million due thereafter. In April 2014, holders of our 6.0% Convertible Senior Subordinated Notes due April 2014 converted the outstanding principal amount of $56.4 million into 18.6 million shares of our common stock, and we repaid $60.0 million of a foreign secured term loan credit facility maturing in July 2017. We were in compliance with all of our debt covenants at March 31, 2014, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined by calculations based upon cumulative net income. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $147.0 million as of March 31, 2014.

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the pending litigation relating to Amkor's license agreement with Tessera. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments that become due in connection with our pending patent license litigation.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without any firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. We have not purchased any stock under the plan since 2012. At March 31, 2014, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. Our stock repurchase program may be suspended or discontinued at any time.

Investments

We make significant capital expenditures in order to service the demand of our customers. During the three months ended March 31, 2014, our capital expenditures totaled $96.0 million. Our spending was primarily focused on investments in packaging and test equipment supporting mobile communications products.

We have recently increased our forecast of 2014 capital expenditures to approximately $575 million to support the demand of our customers and capture certain growth opportunities related to mobile communications. Ultimately, the amount of our 2014 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

During 2013, we purchased land in anticipation of building a new factory and research and development center in Korea. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. We anticipate beginning construction of our new factory and research and development center in the second half of 2014. Construction work is planned to continue through 2015 and into early 2016. There can be no assurance that the new facility will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

In addition, we are subject to risks associated with our capital expenditures, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption "Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected."

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2014 - Remaining	2015	2016	2017	2018	Thereafter
	(In thousands)
Total debt	$1,646,350	$61,350	$5,000	$70,000	$170,000	$345,000	$995,000
Scheduled interest payment obligations (1)	659,221	96,466	97,615	96,196	90,688	75,449	202,807
Purchase obligations (2)	138,003	117,947	4,032	2,471	2,471	4,908	6,174
Operating lease obligations	69,171	16,195	15,934	6,485	6,300	5,911	18,346
Severance obligations (3)	146,966	8,560	10,447	9,656	8,914	8,219	101,170
Total contractual obligations	$2,659,711	$300,518	$133,028	$184,808	$278,373	$439,487	$1,323,497

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2014, for variable rate debt.

(2)	Represents purchase obligations for capital expenditures and long-term supply contracts outstanding at March 31, 2014.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at March 31, 2014, include:

•	$32.3 million of net foreign pension plan obligations and $3.6 million for employee-related liabilities, for which the timing and actual amount of our future cash flow is uncertain.

•
$6.1 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

Contingencies, Indemnifications and Guarantees

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, there have been no significant changes in our critical accounting policies as reported in our 2013 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013, were as follows:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities	$131,946	$98,674
Investing activities	(95,539)	(79,335)
Financing activities	(18,447)	32,910

Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2014, increased by $33.3 million compared to the three months ended March 31, 2013. The increase is primarily attributed to improved profitability.

Investing activities:   Our cash flows used in investing activities for the three months ended March 31, 2014, increased by $16.2 million compared to the three months ended March 31, 2013. The net cash used in investing activities for the three months ended March 31, 2013, was impacted by proceeds from the January 2013 sale of office space and land located in Chandler, Arizona.

Financing activities:   The net cash used in financing activities for the three months ended March 31, 2014, was driven by the final payment for our newly acquired power discrete business in Malaysia. The net cash provided by financing activities for the three months ended March 31, 2013, primarily resulted from borrowings at our subsidiary in Korea.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital additions. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. We experienced positive free cash flow of $35.9 million for the three months ended March 31, 2014, primarily due to improved profitability along with our reduced capital expenditures in the comparable periods.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$131,946	$98,674
Purchases of property, plant and equipment	(95,999)	(112,543)
Free cash flow	$35,947	$(13,869)

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2014, our income before income taxes would have been approximately $15 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2014, approximately 93% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won and Japanese yen for local country sales. For the three months ended March 31, 2014, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the three months ended March 31, 2014, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of March 31, 2014, our operating income would have been approximately $23 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of our subsidiaries and J-Devices in Japan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced sales, operating expenses, assets and liabilities. Similarly, our net sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the three months ended March 31, 2014 and 2013, was a net foreign translation gain of $0.7 million and a loss of $2.4 million, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of March 31, 2014, we had a total of $1,646.4 million of debt of which 80.6% was fixed rate debt and 19.4% was variable rate debt. The fixed rate debt consists of senior notes and senior subordinated notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility under which no amounts were drawn as of March 31, 2014. As of December 31, 2013, we had a total of $1,646.4 million of debt of which 80.6% was fixed rate debt and 19.4% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the senior subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2014:

	2014 - Remaining	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (in thousands)	$56,350	$—	$—	$—	$345,000	$925,000	$1,326,350	$1,458,641
Average interest rate	6.0%	—%	—%	—%	7.4%	6.5%	6.7%
Variable rate debt (in thousands)	$5,000	$5,000	$70,000	$170,000	$—	$70,000	$320,000	$320,000
Average interest rate	3.4%	3.4%	3.9%	3.9%	—%	3.9%	3.9%

For information regarding the fair value of our long-term debt, see Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Equity Price Risk

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e)

and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, and concluded those disclosure controls and procedures were effective as of that date.

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

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2014, we implemented a new shop floor management system in certain of our factories. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods. We will complete our evaluation and testing of the internal control changes as of December 31, 2014.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the Table of Contents of this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also impair our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.

Dependence on the Highly Cyclical Semiconductor Industry -- We Operate in Volatile Industries and Industry Downturns and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

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

Also, the action or inaction of the U.S. government relating to federal income tax increases for individuals or corporations, the federal debt ceiling, the federal deficit and government spending restrictions or shutdowns, may adversely affect consumer demand and economic growth in the U.S. and globally, which may harm the semiconductor industry and our business.

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

•
evolving packaging and test technology and potential difficulties in developing and transitioning to new technologies such as delays, lower manufacturing yields or supply constraints relating to the ramp to high volume manufacturing of 20 nanometer wafers and related technologies;

•
absence of backlog, the short-term nature of our customers’ commitments, double bookings by customers and deterioration in customer forecasts and the impact of these factors, including the possible delay, rescheduling and cancellation of large orders, or the timing and volume of orders relative to our production capacity;

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

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate various market segments, such as power discrete and the mid-tier and entry-level segments of the mobile device market;

•	dependence on key customers or concentration of customers in certain market segments, such as mobile communications and

•	restructuring charges, asset write-offs and impairments.

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

Absence of Backlog - The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, we sometimes experience double booking by customers and our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows would be adversely affected.

High Fixed Costs - Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. For example, we experienced lower than optimum utilization in late 2008 and in 2009 due to a decline in world-

wide demand for our packaging and test services which impacted our gross margin. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Declining Average Selling Prices - Historically There Has Been Downward Pressure on the Prices of Our Packaging and Test Services.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2014, our total debt balance was $1,652.6 million, of which $66.4 million was classified as a current liability and $320 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

Our substantial indebtedness could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under our indentures to purchase notes tendered as a result of a change in control of Amkor;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities , including joint ventures and acquisitions;

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

We operate in a capital intensive industry. During the three months ended March 31, 2014, we had capital expenditures of $96.0 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without any firm customer commitments. Ultimately the actual amount of our capital expenditures for 2014 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

In addition, there is a risk that we could fail to generate the necessary net income or operating cash flows to meet the funding needs of our business due to a variety of factors, including the other factors discussed in this “Risk Factors” section. If we fail to generate the necessary cash flows or we are unable to access the capital markets when needed, our liquidity may be adversely impacted.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $147.0 million as of March 31, 2014. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•
regulations and policies imposed by U.S. or foreign governments, such as tariffs, customs, duties and other restrictive trade barriers, antitrust and competition, tax, currency and banking, privacy, labor, environmental, health and safety;

•	the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;

•	fluctuations in currency exchange rates;

•	political and social conditions, such as civil unrest and terrorism;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from tax laws in the U.S. and in foreign jurisdictions in which we operate and

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

Customer Concentration and Loss of Customers - The Loss of Certain Customers or Reduced Pricing or Orders from Existing Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 62.9% of our net sales for the year ended December 31, 2013, and two of those customers each accounted for more than 10% of our consolidated net sales during the period. The loss of a significant customer, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2014 capital expenditures will be approximately $575 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and may be a party to legal proceedings in the future. These proceedings could require significant management time and resources and, if an unfavorable ruling or outcome were to occur in these legal proceedings, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if There Are Changes in Tax Law or Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws, Including Whether We Continue to Qualify for Our Tax Holidays.

Our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in U.S. or foreign tax laws could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows. For example, there have been proposals to change U.S. tax laws that would significantly impact how U.S. corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form any of these proposals might be enacted into law, if adopted they could have a material adverse impact.

Our corporate structure and operations are based, in part, on interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for our tax holidays. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities' determinations to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, our tax expense will increase as income from those jurisdictions become subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.

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

Our competitors may develop, patent or gain access to know-how and technology similar or superior to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The semiconductor industry is characterized by frequent claims regarding the infringement of patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us or our customers, we could be required to:

•	discontinue the use of certain processes or cease to provide the services at issue, which could curtail our business;

•	pay substantial damages;

•	develop non-infringing technologies , which may not be feasible or

•	acquire licenses to such technology, which may not be available on commercially reasonable terms or at all.
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceeding filed by and against Tessera, Inc. and the complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, which are described in more detail in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

Environmental, Health & Safety Laws and Initiatives - Future Environmental, Health & Safety Laws and Initiatives Could Place Additional Burdens on Our Manufacturing Operations.

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

As of March 31, 2014, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.5 million shares, or approximately 63%, of our outstanding common stock. In June 2013, the Kim family exchanged their 2014 Notes for approximately 49.6 million shares of common stock (the “2014 Convert Shares”). The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 63% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

January 1 - January 31	2,765	$6.05	—	$91,586,032
February 1 - February 28	20,058	5.28	—	91,586,032
March 1 - March 31	—	—	—	91,586,032
Total	22,823	$5.37	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended March 31, 2014, we made no common stock purchases, and at March 31, 2014, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

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
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: May 2, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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