Form 10-Q
period 2014-06-30
AMKOR TECHNOLOGY INC
filed 2014-08-01
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 25, 2014 was 237,106,589.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2014 including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to implementation of a new shop floor management system, (15) our view of the outcome of our dispute with Tessera and our estimates regarding the possible amount of, and funding for, any payments due in conjunction with such dispute, (16) the anticipated schedule for construction of our new factory and research and development facility in Korea, (17) our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (18) our efforts to enlarge our customer base in certain geographic areas and markets and (19) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net sales	$767,459	$746,059	$1,463,503	$1,433,588
Cost of sales	616,745	607,680	1,183,969	1,180,256
Gross profit	150,714	138,379	279,534	253,332
Selling, general and administrative	67,674	65,618	130,098	125,177
Research and development	22,079	14,308	43,124	28,614
Total operating expenses	89,753	79,926	173,222	153,791
Operating income	60,961	58,453	106,312	99,541
Interest expense	22,537	23,739	46,259	45,817
Interest expense, related party	1,242	3,192	2,484	6,684
Other (income) expense, net	(5,699)	12,876	(5,663)	10,654
Total other expense, net	18,080	39,807	43,080	63,155
Income before taxes and equity in earnings of unconsolidated affiliate	42,881	18,646	63,232	36,386
Income tax expense (benefit)	12,511	(10,238)	17,440	(6,209)
Income before equity in earnings of unconsolidated affiliate	30,370	28,884	45,792	42,595
Equity in earnings of J-Devices	20,036	1,445	25,797	1,500
Net income	50,406	30,329	71,589	44,095
Net income attributable to noncontrolling interests	(885)	(602)	(1,435)	(986)
Net income attributable to Amkor	$49,521	$29,727	$70,154	$43,109
Net income attributable to Amkor per common share:
Basic	$0.21	$0.18	$0.31	$0.27
Diluted	$0.21	$0.14	$0.30	$0.21
Shares used in computing per common share amounts:
Basic	232,891	160,886	224,868	156,672
Diluted	236,872	235,111	236,182	235,099

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$50,406	$30,329	$71,589	$44,095
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($345), ($9), ($366) and $49	486	75	606	217
Foreign currency translation adjustment	(12,493)	(744)	(11,808)	(3,100)
Equity interest in J-Devices' other comprehensive income (loss), net of tax of $0, ($1,087), $0 and $202	562	(2,155)	3,706	(4,051)
Total other comprehensive loss	(11,445)	(2,824)	(7,496)	(6,934)
Comprehensive income	38,961	27,505	64,093	37,161
Comprehensive income attributable to noncontrolling interests	(885)	(602)	(1,435)	(986)
Comprehensive income attributable to Amkor	$38,076	$26,903	$62,658	$36,175

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$525,935	$610,442
Restricted cash	2,681	2,681
Accounts receivable, net of allowances	455,838	385,542
Inventories	205,668	200,423
Other current assets	57,803	33,328
Total current assets	1,247,925	1,232,416
Property, plant and equipment, net	2,153,818	2,006,553
Investments	134,717	105,214
Restricted cash	2,247	2,234
Other assets	70,666	80,881
Total assets	$3,609,373	$3,427,298
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$10,000	$61,350
Trade accounts payable	555,805	365,334
Accrued expenses	252,048	264,252
Total current liabilities	817,853	690,936
Long-term debt	1,451,111	1,516,390
Long-term debt, related party	75,000	75,000
Pension and severance obligations	159,936	165,073
Other non-current liabilities	14,423	14,959
Total liabilities	2,518,323	2,462,358
Commitments and contingencies (Note 17)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 281,782 and 262,109 shares issued, and 236,252 and 216,702 shares outstanding, in 2014 and 2013, respectively	282	262
Additional paid-in capital	1,875,533	1,812,530
Accumulated deficit	(577,194)	(647,348)
Accumulated other comprehensive loss	(7,751)	(255)
Treasury stock, at cost, 45,530 and 45,407 shares in 2014 and 2013, respectively	(212,455)	(211,449)
Total Amkor stockholders’ equity	1,078,415	953,740
Noncontrolling interests in subsidiaries	12,635	11,200
Total equity	1,091,050	964,940
Total liabilities and equity	$3,609,373	$3,427,298

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$71,589	$44,095
Depreciation and amortization	220,389	195,785
Loss on debt retirement	—	11,619
Gain on sale of subsidiary to J-Devices	(9,155)	—
Other operating activities and non-cash items	(24,000)	(13,947)
Changes in assets and liabilities	(23,570)	(36,702)
Net cash provided by operating activities	235,253	200,850
Cash flows from investing activities:
Payments for property, plant and equipment	(230,392)	(222,674)
Proceeds from sale of property, plant and equipment	1,634	25,093
Cash transferred on sale of subsidiary to J-Devices, net of proceeds	(15,774)	—
Payments from J-Devices	—	8,843
Investment in J-Devices	—	(67,372)
Purchase of short-term investment	(20,000)	—
Proceeds from short-term investment	20,000	—
Other investing activities	(353)	(2,032)
Net cash used in investing activities	(244,885)	(258,142)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	5,000
Payments under revolving credit facilities	—	(5,000)
Proceeds from issuance of long-term debt	80,000	293,000
Payments of long-term debt	(140,000)	—
Payments for debt issuance costs	—	(3,357)
Payments for the retirement of debt	—	(11,619)
Payment of deferred consideration for an acquisition	(18,763)	—
Proceeds from the issuance of stock through share-based compensation plans	4,826	—
Payments of tax withholding for restricted shares	(1,006)	(172)
Net cash (used in) provided by financing activities	(74,943)	277,852
Effect of exchange rate fluctuations on cash and cash equivalents	68	2,399
Net (decrease) increase in cash and cash equivalents	(84,507)	222,959
Cash and cash equivalents, beginning of period	610,442	413,048
Cash and cash equivalents, end of period	$525,935	$636,007
Non cash investing and financing activities:
Common stock issuance for conversion and exchange in 2014 and 2013, respectively, of 6.0% Convertible senior subordinated notes due April 2014, $150 million related party in 2013	$56,350	$193,650

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2013, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the SEC on February 28, 2014. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices, our 60% owned equity-method joint venture in Japan. The financial results of the entity were included in our consolidated financial statements up to the date of sale (Note 4). On July 31, 2013, we completed the purchase of Toshiba Electronics Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3).

The U.S. dollar is our reporting currency and the functional currency for our foreign subsidiaries. Effective June 30, 2014, we changed the functional currency for our sales office in Japan to the U.S. dollar primarily due to an increase in the mix of our U.S. dollar denominated sales. The change in functional currency is applied on a prospective basis.

Beginning with the year ended December 31, 2013, we reclassified equity in earnings of unconsolidated affiliate from other expense (income) to below income tax expense in our Consolidated Statements of Income for all periods presented. The reclassification had no impact on net income.

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

2.    New Accounting Standards

Recently Adopted Standards

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830). ASU 2013-05 provides guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment when a company sells or ceases to hold a controlling interest in a subsidiary or group of assets within a foreign entity. This ASU is effective for reporting periods beginning after December 15, 2013. ASU 2013-05 was adopted on January 1, 2014. On June 30, 2014, we sold our controlling interest in a foreign subsidiary. The sale resulted in a gain upon release of the cumulative translation adjustment associated with the entity (Note 4).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and permits the use of either full retrospective or modified retrospective methods of adoption. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this guidance will have on our financial statements and disclosure.

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

4.    Sale of Subsidiary to J-Devices

On June 30, 2014, we sold 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices Corporation ("J-Devices"), our 60% owned equity-method joint venture in Japan, for ¥1.1 billion ($11.1 million). For additional information regarding our investment in J-Devices, we refer you to Note 12. We received ¥0.1 billion ($1.0 million) in cash from J-Devices at closing and will receive the remaining ¥1.0 billion ($10.1 million) by June 30, 2015. We recognized a net gain on the sale of $9.2 million in our consolidated financial statements in other (income) expense, net, which includes a gain of $12.6 million from the release of accumulated foreign currency translation adjustments associated with the entity (Note 9). J-Devices recognized a gain of $14.7 million on the transaction in its consolidated financial statements as the fair value of the net assets acquired exceeded the purchase price. The gain recognized by J-Devices increased our equity in earnings of J-Devices by $8.8 million for the three and six months ended June 30, 2014. The combined net gain we recognized for the three and six months ended June 30, 2014, was $18.0 million.

5.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Stock options	$386	$151	$777	$255
Restricted shares	489	497	1,070	927
Total share-based compensation expense	$875	$648	$1,847	$1,182

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Selling, general and administrative	$764	$565	1,613	1,030
Research and development	111	83	234	152
Total share-based compensation expense	$875	$648	$1,847	$1,182

There is no corresponding deferred income tax benefit for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2014:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	4,873	$6.52
Granted	260	7.64
Exercised	(747)	6.46
Forfeited or expired	(340)	12.30
Outstanding at June 30, 2014	4,046	$6.12	6.58	$20,566
Fully vested at June 30, 2014 and expected to vest thereafter	4,015	$6.13	6.56	$20,373
Exercisable at June 30, 2014	1,955	$7.55	3.84	$7,197

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (in years)	6.0	6.2	6.1	6.2
Risk-free interest rate	2.0%	1.0%	2.0%	1.0%
Volatility	57%	60%	58%	60%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$5.01	$2.53	$4.20	$2.53

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $4.8 million as of June 30, 2014, which is expected to be recognized over a weighted-average period of approximately 3.0 years beginning July 1, 2014.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the six months ended June 30, 2014:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2013	1,172	$4.83
Awards granted	—	—
Awards vested	(294)	5.09
Awards forfeited	(11)	4.84
Nonvested at June 30, 2014	867	$4.74

Total unrecognized compensation cost, net of a forfeiture estimate, was $3.4 million as of June 30, 2014, which is expected to be recognized over a weighted average period of approximately 2.5 years beginning July 1, 2014.

6.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest income	$(831)	$(676)	$(1,542)	$(1,503)
Foreign currency loss, net	4,213	2,041	4,547	875
Loss on debt retirement	622	11,619	757	11,619
Gain on sale of subsidiary to J-Devices (Note 4)	(9,155)	—	(9,155)	—
Other income, net	(548)	(108)	(270)	(337)
Total other (income) expense, net	$(5,699)	$12,876	$(5,663)	$10,654

7.    Income Taxes

Our income tax expense of $17.4 million for the six months ended June 30, 2014, primarily reflects expense related to income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits decreased from $27.1 million at December 31, 2013, to $6.9 million as of June 30, 2014, primarily as a result of the application of a tax law change and the settlement of a tax examination in a certain foreign jurisdiction. At June 30, 2014, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Earnings Per Share

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income attributable to Amkor	$49,521	$29,727	$70,154	$43,109
Income allocated to participating securities	(184)	(251)	(269)	(374)
Net income available to Amkor common stockholders — basic	49,337	29,476	69,885	42,735
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	3	58	9	80
Interest on 6.0% convertible notes due 2014, net of tax	132	3,609	1,039	7,626
Net income attributable to Amkor — diluted	$49,472	$33,143	$70,933	$50,441

Weighted average shares outstanding — basic	232,891	160,886	224,868	156,672
Effect of dilutive securities:
Stock options	1,115	10	609	14
6.0% convertible notes due 2014	2,866	74,215	10,705	78,413
Weighted average shares outstanding — diluted	236,872	235,111	236,182	235,099
Net income attributable to Amkor per common share:
Basic	$0.21	$0.18	$0.31	$0.27
Diluted	0.21	0.14	0.30	0.21

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Stock options and restricted share awards	1,114	4,092	1,563	4,165

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Equity and Accumulated Other Comprehensive Income

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2013	$953,740	$11,200	$964,940
Net income	70,154	1,435	71,589
Other comprehensive loss	(7,496)	—	(7,496)
Issuance of stock through employee share-based compensation plans	4,826	—	4,826
Treasury stock acquired through surrender of shares for tax withholding	(1,006)	—	(1,006)
Share-based compensation expense	1,847	—	1,847
Conversion of debt to common stock	56,350	—	56,350
Equity at June 30, 2014	$1,078,415	$12,635	$1,091,050

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2012	$657,955	$8,839	$666,794
Net income	43,109	986	44,095
Other comprehensive loss	(6,934)	—	(6,934)
Treasury stock acquired through surrender of shares for tax withholding	(172)	—	(172)
Share-based compensation expense	1,182	—	1,182
Exchange of debt for common stock	195,034	—	195,034
Equity at June 30, 2013	$890,174	$9,825	$899,999

The following table reflects the changes in accumulated other comprehensive income and loss, net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive income before reclassifications	—	779	3,706	4,485
Amounts reclassified from accumulated other comprehensive (loss) income	606	(12,587)	—	(11,981)
Other comprehensive income (loss)	606	(11,808)	3,706	(7,496)
Accumulated other comprehensive loss at June 30, 2014	$(407)	$(357)	$(6,987)	$(7,751)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,346	$268	$11,241
Other comprehensive loss before reclassifications	—	(3,100)	(4,051)	(7,151)
Amounts reclassified from accumulated other comprehensive (loss) income	217	—	—	217
Other comprehensive income (loss)	217	(3,100)	(4,051)	(6,934)
Accumulated other comprehensive (loss) income at June 30, 2013	$(5,156)	$13,246	$(3,783)	$4,307

Amounts reclassified out of accumulated other comprehensive (loss) income are included as a component of net periodic pension cost (Note 15) or other (income) expense, net as a result of the release of accumulated foreign currency translation adjustments associated with the sale of our subsidiary in Japan (Note 4).

10.    Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Raw materials and purchased components	$147,280	$147,292
Work-in-process	58,388	53,131
Total inventories	$205,668	$200,423

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Land	$207,986	$208,048
Land use rights	26,845	26,845
Buildings and improvements	919,379	911,258
Machinery and equipment	3,748,385	3,577,045
Software and computer equipment	206,247	193,641
Furniture, fixtures and other equipment	15,453	17,430
Construction in progress	48,430	27,039
Total property, plant and equipment	5,172,725	4,961,306
Less accumulated depreciation and amortization	(3,018,907)	(2,954,753)
Total property, plant and equipment, net	$2,153,818	$2,006,553

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of sales	$101,594	$90,805	$201,361	$179,973
Selling, general and administrative	3,926	3,860	7,362	7,995
Research and development	6,240	3,114	11,073	6,109
Total depreciation expense	$111,760	$97,779	$219,796	$194,077

As of June 30, 2014, we have capitalized interest of $5.1 million associated with our spending for land and design costs in anticipation of building a new factory and research and development center in Korea.

12.    Investments

Investments consist of the following:

	June 30, 2014		December 31, 2013
	Carrying Value (In thousands)	Ownership Interest	Carrying Value (In thousands)	Ownership Interest
Investment in unconsolidated affiliate	$134,717	60.0%	$105,214	60.0%

J-Devices Corporation

In October 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices. We invested $16.7 million for our original 30% equity interest and options to acquire additional equity interests. In April 2013, we completed the exercise of our option to increase our ownership interest in J-Devices from 30% to 60% for an aggregate purchase price of $67.4 million. J-Devices is owned 60% by Amkor, 34% by the former shareholders of NMD and 6% by Toshiba.

On June 30, 2014, J-Devices purchased 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan. For additional information regarding this transaction, we refer you to Note 4.

At June 30, 2014, our investment includes our 60% equity interest and options to acquire additional equity interests. The remaining options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 and thereafter by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell its shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices is unable to fulfill its obligation to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based on the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

13.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Payroll and benefits	$69,629	$75,909
Deferred revenue and customer advances	52,822	44,764
Accrued royalties (Note 17)	43,324	43,324
Accrued interest	21,369	21,807
Income taxes payable	17,117	17,528
Accrued severance plan obligations (Note 15)	11,794	11,197
Acquisition payable (Note 3)	—	17,897
Other accrued expenses	35,993	31,826
Total accrued expenses	$252,048	$264,252

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license litigation (Note 17).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2014	December 31, 2013
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014 (1)	—	56,350
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016	—	—
Term loan, LIBOR plus 3.70%, due June 2016 (2)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.00%, due March 2017 (3)	80,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (4)	30,000	90,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (5)	10,000	10,000
Term loan, LIBOR plus 3.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (3)	—	80,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (6)	—	—
	1,530,000	1,646,350
Add: Unamortized premium	6,111	6,390
Less: Short-term borrowings and current portion of long-term debt	(10,000)	(61,350)
Long-term debt (including related party)	$1,526,111	$1,591,390

(1)
In April 2009, we issued $250.0 million of our 6.0% Convertible senior subordinated notes due April 2014 (the “2014 Notes”). The 2014 Notes were convertible at any time prior to the maturity date into our common stock at a price of approximately $3.02 per share, subject to adjustment. In June 2013, we completed a tender offer for the 2014 Notes and exchanged $193.7 million of the 2014 Notes for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. In April 2014, holders of the 2014 Notes converted the remaining outstanding principal amount of $56.4 million into 18.6 million shares of our common stock.

(2)
In April 2013, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through April 2016 for general working capital purposes and the repayment of inter-company debt. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due quarterly, at a rate of LIBOR plus 3.70% (3.93% as of June 30, 2014). As of June 30, 2014, $80.0 million was available to be borrowed.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In March 2014, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $80.0 million. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due monthly, at a foreign currency funding-linked base rate plus 2.00% (3.58% as of June 30, 2014). Proceeds were used to prepay our term loan due March 2015.

(4)
In June 2012, we entered into a term loan agreement for five years with a Korean bank collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due quarterly, at LIBOR plus 3.90% (4.13% as of June 30, 2014). In April 2014, we prepaid $60.0 million of the outstanding balance of the term loan.

(5)
In March 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through September 2017. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. Interest is due quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.38% as of June 30, 2014). At June 30, 2014, $140.0 million was available to be borrowed for capital expenditures.

(6)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of June 30, 2014, $24.0 million was available to be drawn for general corporate purposes and capital expenditures.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. We were in compliance with all of our covenants at June 30, 2014.

15.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$1,449	$1,399	$2,873	$2,873
Interest cost	794	746	1,573	1,521
Expected return on plan assets	(781)	(883)	(1,547)	(1,794)
Amortization of transition obligation	—	2	75	4
Amortization of prior service cost	50	49	99	98
Recognized actuarial loss	16	33	33	66
Net periodic pension cost	1,528	1,346	3,106	2,768

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

The provision recorded for severance benefits for the three and six months ended June 30, 2014, was $1.2 million and $6.8 million, respectively. The provision recorded for severance benefits for the three and six months ended June 30, 2013, was $7.3 million and $12.8 million, respectively. The balance of our Korean severance obligation consists of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Current (Accrued expenses)	$11,794	$11,197
Non-current (Pension and severance obligations)	140,484	133,935
Total Korean severance obligation	$152,278	$145,132

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

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and our investment in J-Devices, at fair value on a nonrecurring basis. For the three and six months ended June 30, 2014 and 2013, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our fair value measurements consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Recurring fair value measurements:
Assets:
Cash equivalent money market funds (Level 1)	$224,307	$300,352
Restricted cash money market funds (Level 1)	2,681	2,681

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$—	$1,055

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$183	$388	$469	$868

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,350,374	$1,276,111	$1,321,443	$1,276,390
Convertible senior subordinated notes (Level 1)	—	—	102,585	56,350
Term loans (Level 2)	260,000	260,000	320,000	320,000
Total debt	$1,610,374	$1,536,111	$1,744,028	$1,652,740

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of June 30, 2014, we had $0.3 million of standby letters of credit outstanding and had an additional $24.7 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Proceedings with Tessera, Inc.

Since March 2006, we have been involved in several proceedings with Tessera Technologies, Inc. (“Tessera”) related to a license agreement (the “License Agreement”) entered into in 1996 between Tessera and our predecessor. The proceedings generally involve disputes about whether or not Amkor owes Tessera royalties under the License Agreement with respect to certain packages, the termination of the License Agreement and post-termination infringement. The main proceeding that is pending is with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) captioned Amkor Technology, Inc. v. Tessera, Inc. (the “2009 Arbitration”), which we initiated in August 2009. In that proceeding, the ICC arbitration panel has previously ruled that royalties are due to Tessera with respect to certain asserted patents and packages and that the License Agreement was terminated by Tessera as of February 17, 2011. In May 2014, and as amended in June 2014, the arbitration panel awarded Tessera $113 million plus interest for these past royalties due under the License Agreement. The award bears simple interest at 3% per annum from the date the unpaid royalties were due under the License Agreement to the date of the award and at 10% from the date of the award until paid. The other pending arbitration proceedings with Tessera include a request for arbitration by Tessera filed in May 2011 seeking undisclosed damages and a declaration that the License Agreement had been terminated, and a continuation of the 2009 proceeding related to three additional U.S. patents.

In July 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware. The complaint seeks injunctive relief and damages with respect to Amkor's alleged infringement of one of the U.S. patents (U.S. Patent No. 6,046,076, the "'076 patent") that the arbitration panel found to be royalty bearing in the 2009 Arbitration. In November 2013, the parties agreed to stay the Delaware litigation, which stay expired with the May 2014 award. In May 2014, Amkor moved the Delaware court to vacate the arbitration panel's award on the ground that the arbitration panel exceeded its powers in granting the award and on other grounds. The motion is pending.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2013, we filed a petition in the Superior Court for San Francisco County to vacate or correct a portion of the arbitration panel’s interim order relating to the panel’s authority to award royalties for the period after the termination of the License Agreement. The Superior Court has denied our request and we have appealed that decision to the California First District Court of Appeal. In July 2014, Tessera filed a motion in the Superior Court to enforce the arbitration panel's amended June 2014 award. We intend to contest this motion. A hearing on this motion is scheduled for August 2014.

In April 2013, we initiated an inter partes review (the “IPR”) proceeding with the Patent Trial and Appeal Board at the United States Patent and Trademark Office (“U.S. PTO”), requesting it to find certain claims of the ‘076 patent unpatentable, including the two claims we were found to practice during the 2009 Arbitration. In October 2013, the U.S. PTO determined that there is a reasonable likelihood that we will prevail in challenging those claims and certain others. A merits hearing was held in the IPR in June 2014 and a decision is pending.

Although the arbitration panel has awarded Tessera royalties of $113 million plus interest, most of the royalties awarded to Tessera relate to Amkor's alleged use of the ‘076 patent and the period following termination of the License Agreement. The award by the arbitration panel must be confirmed by the courts before Tessera can enforce the award against Amkor, and we believe that a favorable outcome in the IPR or in the other pending proceedings may materially and adversely impact Tessera’s ability to confirm and collect on the arbitration panel's award and any other claims for damages.

As a result of the arbitration panel's award and other recent developments, the potential impact of the IPR proceeding on the arbitration panel's award, and our position regarding potential royalties due to Tessera following the termination of the License Agreement, our estimate of the possible range of royalties due to Tessera in the 2009 Arbitration is from $11 million to $113 million (net of royalties previously paid in 2012 and excluding interest). Our accrual for these royalties was $43.3 million at June 30, 2014.

The ultimate amount of damages and interest we may owe to Tessera in connection with the several pending proceedings could be more or less than our estimate of the possible range of royalties due in the 2009 Arbitration, and could be more or less than the amount we expect the arbitration panel to award. The final outcome of our litigation with Tessera depends upon a number of complex factors, including whether we receive a favorable ruling in the above proceedings and other factors. We may adjust our accrual as information develops or upon the issuance of new rulings. As of June 30, 2014, we have $5.4 million accrued for interest related to these royalties, and we expect to record our estimate of interest accruing with the passage of time. We strongly dispute Tessera's claims in these proceedings and intend to vigorously defend against them. However, the final outcome of these matters is uncertain, and an adverse result could have a material adverse effect on our results of operations, financial condition and cash flows.

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

Since November 2003, we have been involved in several proceedings against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) in which we alleged that Carsem has infringed on one or more of our MicroLeadFrame ("MLF") packaging technology patent claims, including an action we initiated with the U.S. International Trade Commission (the “ITC”) in Washington, D.C., under Section 337 of the Tariff Act of 1930.

In April 2014, the ITC made a final determination that Carsem violated Section 337 of the Tariff Act and issued a limited exclusion order barring Carsem from importing into the U.S. any of its products that infringe certain of our patent claims.

In May 2014, the parties entered into a settlement agreement to end all pending proceedings related to the dispute, and Carsem paid Amkor an agreed sum for such settlement. Under the terms of the agreement, Carsem and Amkor have granted each other non-exclusive licenses to their respective MLP and MLF patents worldwide.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.    Reductions in Force

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2013	$—
Charges	3,889
Cash Payments	(3,973)
Non-cash Amounts	84
Accrual at June 30, 2014	$—

Employee Separation Costs
(In thousands)
Accrual at December 31, 2012	$1,607
Charges	5,988
Cash Payments	(7,609)
Non-cash Amounts	14
Accrual at June 30, 2013	$—

During the three and six months ended June 30, 2014 and 2013, we reduced our workforce through workforce reduction programs. During the three and six months ended June 30, 2014, we recorded $2.5 million and $3.9 million in charges, respectively. During the three and six months ended June 30, 2013, we recorded $2.0 million and $6.0 million, respectively.
All charges related primarily to cost of sales.

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

In the advanced packaging and test area, we look for opportunities where we can recover our investment over one to two years. As leading edge customers transition to newer packaging and test equipment and platforms, capacity frees up that can be used without significant additional investment to serve other customers. As part of our strategy, we are focused on developing a second wave of customers in order to more effectively utilize these assets. For example, we have a concerted effort to increase our sales to Chinese and Taiwanese fabless chip companies, since they dominate the mid-tier and entry-level segments of the mobile device market where most of the growth is occurring. We are also continuing efforts to seek out and engage new customers in the analog area for our mainstream wirebond technologies. Another area of expanded emphasis is the automotive market where semiconductor content continues to grow. These efforts to enlarge our customer base will continue during 2014 as we target these and other customers to grow our revenue and improve the overall utilization of our assets.

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

We operate in a capital intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings.

Financial Highlights

Our net sales increased $21.4 million or 2.9% to $767.5 million for the three months ended June 30, 2014, from $746.1 million for the three months ended June 30, 2013. The increase was driven by incremental business from our newly acquired power discrete business in Malaysia, the ramp of a fingerprint sensor product to high volume and strong demand for wafer services and NAND memory supporting mobile communications. These increases were partially offset by lower net sales for other services related to mobile communications products.

Gross margin for the three months ended June 30, 2014, increased to 19.6% from 18.5% for the three months ended June 30, 2013. The increase in gross margin was attributable to higher net sales of products with lower material costs as a percentage of net sales and lower costs for gold. These increases in gross margin were partially offset by increases in manufacturing overhead costs and higher depreciation expense.

On June 30, 2014, we completed the sale of our wholly-owned subsidiary in Japan to J-Devices, our 60% equity-method joint venture in Japan. As a result of this transaction, we recognized a net gain of $9.2 million, which included the release of accumulated foreign currency translation adjustments associated with the sold entity. J-Devices also recognized a gain of $14.7 million on the transaction as the fair value of the net assets acquired exceeded the purchase price, which resulted in an increase in our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized for the three months ended June 30, 2014, was $18.0 million.

Our capital expenditures totaled $230.4 million for the six months ended June 30, 2014, compared to $222.7 million for the six months ended June 30, 2013. Our spending was primarily focused on investments in advanced packaging and test equipment supporting mobile communications products.

Net cash provided by operating activities was $235.3 million for the six months ended June 30, 2014, compared to $200.9 million for the six months ended June 30, 2013. The increase is primarily attributable to improved profitability.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	37.2%	41.7%	37.0%	42.1%
Labor	14.0%	14.0%	14.3%	14.4%
Other manufacturing costs	29.2%	25.8%	29.6%	25.8%
Gross margin	19.6%	18.5%	19.1%	17.7%
Operating income	7.9%	7.8%	7.3%	6.9%
Income before taxes and equity in earnings of unconsolidated affiliate	5.6%	2.5%	4.3%	2.5%
Net income attributable to Amkor	6.5%	4.0%	4.8%	3.0%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Net sales	$767,459	$746,059	$21,400	2.9%	$1,463,503	$1,433,588	$29,915	2.1%

The increase in net sales for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was primarily driven by incremental business from our newly acquired power discrete business in Malaysia, the ramp of a fingerprint sensor product to high volume and strong demand for wafer services and NAND memory supporting mobile communications. These increases were partially offset by lower net sales for other services related to mobile communications products.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Gross profit	$150,714	$138,379	$12,335	$279,534	$253,332	$26,202
Gross margin	19.6%	18.5%	1.1%	19.1%	17.7%	1.4%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin. Gross margin for the three and six months ended June 30, 2014, increased compared to the three and six months ended June 30, 2013. The increase in gross margin was attributable to higher net sales of products with lower material costs as a percentage of net sales and lower costs for gold, which is used in many of our wirebond products. These increases in gross margin were partially offset by increases in manufacturing overhead costs and higher depreciation expense.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Selling, general and administrative	$67,674	$65,618	$2,056	3.1%	$130,098	$125,177	$4,921	3.9%

Selling, general and administrative expenses for the three and six months ended June 30, 2014, increased compared to the three and six months ended June 30, 2013. The increase was attributable to incremental costs from our newly acquired power discrete business in Malaysia and higher employee incentive compensation costs, partially offset by lower professional fees associated with acquisitions and investments.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Research and development	$22,079	$14,308	$7,771	54.3%	$43,124	$28,614	$14,510	50.7%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 2.5D and 3D packaging, including embedded die, silicon interposers and through silicon via technologies, fine pitch copper pillar packaging and wafer-level processing in support of advanced wafer nodes. The increase in research and development expenses for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was driven by expanded development activities related to 20 nanometer chipsets with strategic customers, increased depreciation expense from research and development investments and higher employee compensation costs.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Interest expense, including related party	$23,779	$26,931	$(3,152)	(11.7)%	$48,743	$52,501	$(3,758)	(7.2)%
Other (income) expense, net	(5,699)	12,876	(18,575)	>(100)%	(5,663)	10,654	(16,317)	>(100)%
Total other expense, net	$18,080	$39,807	$(21,727)	(54.6)%	$43,080	$63,155	$(20,075)	(31.8)%

Interest expense for the three and six months ended June 30, 2014, decreased primarily as a result of the June 2013 exchange of $193.7 million and the April 2014 conversion of $56.3 million of our 6.0% Convertible senior subordinated notes for shares of our common stock. Other (income) expense, net for the three and six months ended June 30, 2013, included a charge of $11.6 million related to the June 2013 cash payment we made to holders of the convertible notes. Other (income) expense, net for the three and six months ended June 30, 2014, included a $9.2 million net gain on the sale of a subsidiary to J-Devices. This gain was partially offset by foreign currency losses at various Asian subsidiaries due to unfavorable exchange rate movements.

Income Tax Expense (Benefit)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Income tax expense (benefit)	$12,511	$(10,238)	$22,749	>(100)%	$17,440	$(6,209)	$23,649	>(100)%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because we have experienced losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense for the three and six months ended June 30, 2014, was attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes. During the three and six months ended June 30, 2013, we recorded discrete income tax benefits of $8.6 million for the reversal of a deferred tax liability associated with the undistributed earnings of our investment in J-Devices and $6.6 million for the release of a valuation allowance on deferred tax assets at one of our foreign jurisdictions, which more than offset our income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes.

During 2014 and 2013, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2022. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will then be subject to higher statutory income tax rates.

Equity in Earnings of J-Devices

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Equity in earnings of J-Devices	$20,036	$1,445	$18,591	>100%	25,797	1,500	24,297	>100%

Our equity in earnings of J-Devices for the three and six months ended June 30, 2014, increased compared to the three and six months ended June 30, 2013. This increase was partially due to $8.8 million of additional equity in earnings resulting from the gain on J-Devices' purchase of our subsidiary in Japan. In addition, the increase was attributable to $8.1 million from the settlement of a take or pay arrangement under a manufacturing services agreement. The remaining increase was due to higher operating income as a result of J-Devices' strategy of consolidating its activities into a reduced number of facilities in order to improve asset utilization and the company's acquisition of three packaging and test facilities in June 2013. The increase in our equity in earnings of J-Devices for the six months ended June 30, 2014 was also attributable to an increase in our ownership interest in J-Devices from 30% to 60% in April 2013.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of June 30, 2014, we had cash and cash equivalents of $525.9 million. Included in our cash balance as of June 30, 2014, is $295.9 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as repatriated earnings of our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of June 30, 2014, we had availability of $149.7 million under our $150.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $65.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $220.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and repayment of inter-company debt.

As of June 30, 2014 we had $1,536.1 million of debt. Our scheduled principal repayments on debt include $5.0 million due in 2014, $5.0 million due in 2015, $70.0 million due in 2016, $110.0 million due in 2017, $345.0 million due in 2018 and $995.0 million due thereafter. In April 2014, holders of our 6.0% Convertible senior subordinated notes due April 2014 converted the remaining outstanding principal amount of $56.4 million into 18.6 million shares of our common stock, and we repaid $60.0 million of a foreign secured term loan credit facility maturing in July 2017. We were in compliance with all of our debt covenants at June 30, 2014, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $152.3 million as of June 30, 2014.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2014, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers. During the six months ended June 30, 2014, our capital expenditures totaled $230.4 million. Our spending was primarily focused on investments in packaging and test equipment supporting mobile communications products.

We have recently increased our forecast of 2014 capital expenditures to approximately $675 million in response to increased market demand and to capture certain growth opportunities related to mobile communications. Ultimately, the amount of our 2014 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

During 2013, we purchased land in anticipation of building a new factory and research and development center in Korea. The agreement to purchase the land for the facility is subject to our compliance with various construction, investment, hiring, regulatory and other requirements. Over the next several years, we expect to spend around $300 million to $350 million for the construction of the facility. We anticipate beginning construction of our new factory and research and development center in the second half of 2014. Construction work is planned to continue through 2015 and into 2016. There can be no assurance that the new facility will proceed at all, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

In October 2014, we expect to exercise our option to increase our 60% ownership in J-Devices to 66%, and in 2015, we expect to exercise our option to increase our ownership to 80%, subject to market and other conditions at the time of exercise. If we exercise our 80% option as planned, certain governance restrictions will lapse, and we will then begin consolidating J-Devices' results. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2014 - Remaining	2015	2016	2017	2018	Thereafter
	(In thousands)
Total debt	$1,530,000	$5,000	$5,000	$70,000	$110,000	$345,000	$995,000
Scheduled interest payment obligations (1)	604,136	47,752	95,066	93,647	89,423	75,445	202,803
Purchase obligations (2)	227,789	207,582	4,051	2,479	2,479	4,916	6,282
Operating lease obligations	61,286	8,976	15,386	6,409	6,322	5,955	18,238
Severance obligations (3)	152,278	5,897	10,680	9,843	9,079	8,386	108,393
Total contractual obligations	$2,575,489	$275,207	$130,183	$182,378	$217,303	$439,702	$1,330,716

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2014, for variable rate debt.

(2)	Represents purchase obligations for capital expenditures and long-term supply contracts outstanding at June 30, 2014.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at June 30, 2014, include:

•	$19.3 million of net foreign pension plan obligations and $1.8 million for employee-related liabilities, for which the timing and actual amount of our future cash flow is uncertain.

•
$6.4 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended June 30, 2014, there have been no significant changes in our critical accounting policies as reported in our 2013 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013, were as follows:

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities	$235,253	$200,850
Investing activities	(244,885)	(258,142)
Financing activities	(74,943)	277,852

Operating activities:   Our cash flow provided by operating activities for the six months ended June 30, 2014, increased by $34.4 million compared to the six months ended June 30, 2013. The increase is primarily attributable to improved profitability.

Investing activities:   Our cash flows used in investing activities for the six months ended June 30, 2014, decreased by $13.3 million compared to the six months ended June 30, 2013. The net cash used in investing activities for the six months ended June 30, 2014, reflected purchases of property, plant and equipment and cash transferred on the sale of our subsidiary to J-Devices, net of proceeds. The net cash used in investing activities for the six months ended June 30, 2013, reflected purchases of property, plant and equipment and a payment for an investment in J-Devices, offset by proceeds from the January 2013 sale of office space and land located in Chandler, Arizona.

Financing activities:   The net cash used in financing activities for the six months ended June 30, 2014, was driven by our repayment of borrowings at our subsidiary in Korea and the final payment for our newly acquired power discrete business in Malaysia. The net cash provided by financing activities for the six months ended June 30, 2013, primarily resulted from the issuance of senior notes and borrowings at our subsidiary in Korea.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital additions. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. Our free cash flow was $4.9 million for the six months ended June 30, 2014, primarily due to improved profitability.

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$235,253	$200,850
Purchases of property, plant and equipment	(230,392)	(222,674)
Free cash flow	$4,861	$(21,824)

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting currency and the functional currency for our foreign subsidiaries.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2014, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $18 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2014, approximately 93% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won and Japanese yen for local country sales. For the six months ended June 30, 2014, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the six months ended June 30, 2014, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of June 30, 2014, our operating income would have been approximately $46 million lower.

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

We have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of J-Devices in Japan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced sales, operating expenses, assets and liabilities. Similarly, our net sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheets for the six months ended June 30, 2014 and 2013, was a net foreign translation gain of $0.8 million and a loss of $3.1 million, respectively, and was recognized as an adjustment to equity through other comprehensive loss.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of June 30, 2014, we had a total of $1,530.0 million of debt of which 83.0% was fixed rate debt and 17.0% was variable rate debt. The fixed rate debt consists of senior notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility under which no amounts were drawn as of June 30, 2014. As of December 31, 2013, we had a total of $1,646.4 million of debt of which 80.6% was fixed rate debt and 19.4% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2014:

	2014 - Remaining	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (in thousands)	$—	$—	$—	$—	$345,000	$925,000	$1,270,000	$1,350,374
Average interest rate	—%	—%	—%	—%	7.4%	6.5%	6.7%
Variable rate debt (in thousands)	$5,000	$5,000	$70,000	$110,000	$—	$70,000	$260,000	$260,000
Average interest rate	3.4%	3.4%	3.9%	3.7%	—%	3.9%	3.8%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, we implemented a new shop floor management system in certain of our factories. The implementation of the shop floor management system represents a change in our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the new shop floor management system, there have not been any other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will complete our evaluation and testing of the internal control changes as of December 31, 2014. As previously reported, we continue to implement an enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns we have experienced, among other things, reduced demand, excess capacity and reduced sales. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures and our ability to control our costs including labor, material, overhead and financing costs.

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

•
evolving packaging and test technology and potential difficulties in developing and transitioning to new technologies such as delays, lower manufacturing yields or supply constraints relating to wafers, including the ramp to high volume manufacturing of 20 nanometer wafers and other nodes and technologies;

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2014, our total debt balance was $1,536.1 million, of which $10.0 million was classified as a current liability and $260.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the six months ended June 30, 2014, we had capital expenditures of $230.4 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without any firm customer commitments. Ultimately the actual amount of our capital expenditures for 2014 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $152.3 million as of June 30, 2014. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Under the existing Korean plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 15 to our Consolidated Financial Statements in Part I, Item 1 to this Quarterly Report on Form 10-Q.

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

Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely, Including Any Disruption that May Occur in the Supply of Certain Metals due to New Regulations Regarding the Supply of Minerals from Conflict Zones.

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronics industry supply chain impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers' supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of 28 nanometer wafers to some of our customers in 2012 delayed or otherwise adversely impacted the demand for certain of our advanced packaging and test services.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2014 capital expenditures will be approximately $675 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceeding filed by and against Tessera, Inc. and the proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., which are described in more detail in Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

As of June 30, 2014, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.5 million shares, or approximately 58%, of our outstanding common stock. In June 2013, the Kim family exchanged their 2014 Notes for approximately 49.6 million shares of common stock (the “2014 Convert Shares”). The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

April 1 - April 30	248	$7.48	—	$91,586,032
May 1 - May 31	100,024	8.81	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	100,272	$8.81	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2014, we made no common stock purchases, and at June 30, 2014, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Date: August 1, 2014

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