Form 10-Q
period 2014-09-30
AMKOR TECHNOLOGY INC
filed 2014-10-31
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 24, 2014 was 237,278,142.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2014 including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to implementation of a new ERP module and a new shop floor management system, (15) the actions that may be taken in and the outcome of our dispute with Tessera and our estimates regarding the possible amount of, and funding for, any payments due in conjunction with such dispute, (16) the anticipated schedule for construction of our new factory and research and development facility in Korea, (17) our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (18) our efforts to enlarge our customer base in certain geographic areas and markets, (19) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (20) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net sales	$812,824	$767,987	$2,276,327	$2,201,575
Cost of sales	659,607	626,979	1,843,576	1,807,235
Gross profit	153,217	141,008	432,751	394,340
Selling, general and administrative	61,600	64,347	191,698	189,524
Research and development	16,437	18,647	59,561	47,261
Total operating expenses	78,037	82,994	251,259	236,785
Operating income	75,180	58,014	181,492	157,555
Interest expense	23,780	26,104	70,039	71,921
Interest expense, related party	1,243	1,243	3,727	7,927
Other (income) expense, net	(9,626)	(4,328)	(15,289)	6,326
Total other expense, net	15,397	23,019	58,477	86,174
Income before taxes and equity in earnings of unconsolidated affiliate	59,783	34,995	123,015	71,381
Income tax expense	14,985	12,170	32,425	5,961
Income before equity in earnings of unconsolidated affiliate	44,798	22,825	90,590	65,420
Equity in earnings of J-Devices	3,372	3,179	29,169	4,679
Net income	48,170	26,004	119,759	70,099
Net income attributable to noncontrolling interests	(1,073)	(655)	(2,508)	(1,641)
Net income attributable to Amkor	$47,097	$25,349	$117,251	$68,458
Net income attributable to Amkor per common share:
Basic	$0.20	$0.12	$0.51	$0.38
Diluted	$0.20	$0.11	$0.50	$0.33
Shares used in computing per common share amounts:
Basic	236,337	216,499	228,733	176,839
Diluted	237,509	235,143	236,672	235,119

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$48,170	$26,004	$119,759	$70,099
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax of ($10), ($182), ($376) and ($135)	16	4,194	622	4,411
Foreign currency translation adjustment	(98)	(269)	(11,906)	(3,369)
Equity interest in J-Devices' other comprehensive loss, net of tax of $0, $0, $0 and ($1,087)	(9,645)	(1,392)	(5,939)	(5,443)
Total other comprehensive (loss) income	(9,727)	2,533	(17,223)	(4,401)
Comprehensive income	38,443	28,537	102,536	65,698
Comprehensive income attributable to noncontrolling interests	(1,073)	(655)	(2,508)	(1,641)
Comprehensive income attributable to Amkor	$37,370	$27,882	$100,028	$64,057

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$485,592	$610,442
Restricted cash	2,681	2,681
Accounts receivable, net of allowances	483,330	385,542
Inventories	229,557	200,423
Other current assets	69,225	33,328
Total current assets	1,270,385	1,232,416
Property, plant and equipment, net	2,258,870	2,006,553
Investments	128,444	105,214
Restricted cash	2,209	2,234
Other assets	100,033	80,881
Total assets	$3,759,941	$3,427,298
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$10,000	$61,350
Trade accounts payable	626,609	365,334
Accrued expenses	292,619	264,252
Total current liabilities	929,228	690,936
Long-term debt	1,450,969	1,516,390
Long-term debt, related party	75,000	75,000
Pension and severance obligations	158,793	165,073
Other non-current liabilities	14,881	14,959
Total liabilities	2,628,871	2,462,358
Commitments and contingencies (Note 18)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,057 and 262,109 shares issued, and 236,489 and 216,702 shares outstanding, in 2014 and 2013, respectively	282	262
Additional paid-in capital	1,877,452	1,812,530
Accumulated deficit	(530,097)	(647,348)
Accumulated other comprehensive loss	(17,478)	(255)
Treasury stock, at cost, 45,568 and 45,407 shares in 2014 and 2013, respectively	(212,797)	(211,449)
Total Amkor stockholders’ equity	1,117,362	953,740
Noncontrolling interests in subsidiaries	13,708	11,200
Total equity	1,131,070	964,940
Total liabilities and equity	$3,759,941	$3,427,298

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$119,759	$70,099
Depreciation and amortization	340,089	302,007
Loss on debt retirement	—	11,619
Gain on sale of subsidiary to J-Devices	(9,155)	—
Other operating activities and non-cash items	(27,811)	(12,728)
Changes in assets and liabilities	(17,214)	4,248
Net cash provided by operating activities	405,668	375,245
Cash flows from investing activities:
Payments for property, plant and equipment	(442,308)	(402,004)
Proceeds from sale of property, plant and equipment	2,170	26,505
Acquisition of business, net of cash acquired	—	(41,865)
Cash transferred on sale of subsidiary to J-Devices, net of proceeds	(15,774)	—
Payments from J-Devices	—	8,843
Investment in J-Devices	—	(67,372)
Purchase of short-term investment	(20,000)	—
Proceeds from short-term investment	20,000	—
Other investing activities	(389)	(1,015)
Net cash used in investing activities	(456,301)	(476,908)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	5,000
Payments under revolving credit facilities	—	(5,000)
Proceeds from issuance of long-term debt	80,000	293,000
Payments of long-term debt	(140,000)	—
Payments for debt issuance costs	—	(3,216)
Payments for the retirement of debt	—	(11,619)
Payment of deferred consideration for an acquisition	(18,763)	—
Proceeds from the issuance of stock through share-based compensation plans	5,826	—
Payments of tax withholding for restricted shares	(1,348)	(234)
Net cash (used in) provided by financing activities	(74,285)	277,931
Effect of exchange rate fluctuations on cash and cash equivalents	68	1,994
Net (decrease) increase in cash and cash equivalents	(124,850)	178,262
Cash and cash equivalents, beginning of period	610,442	413,048
Cash and cash equivalents, end of period	$485,592	$591,310
Non cash investing and financing activities:
Common stock issuance for conversion and exchange in 2014 and 2013, respectively, of 6.0% Convertible senior subordinated notes due April 2014, $150 million related party in 2013	$56,350	$193,650

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2013, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the SEC on February 28, 2014. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices, our 60% owned equity-method joint venture in Japan. The financial results of the entity were included in our consolidated financial statements up to the date of sale (Note 4) and have subsequently been included in the results of J-Devices. On July 31, 2013, we completed the purchase of Toshiba Electronics Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3).

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

3.    Business Acquisitions

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia, and subsequently changed the name of the entity to Amkor Technology Malaysia Sdn. Bhd. The total price for the shares was $61.2 million, based on the net asset value at closing. We paid $42.4 million in cash at closing and paid the remaining $18.8 million in March 2014. We were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products. The license has a royalty cap of ¥1.5 billion (approximately $14 million). Under the purchase method of accounting, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record any goodwill as a result of the acquisition.

4.    Sale of Subsidiary to J-Devices

On June 30, 2014, we sold 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices Corporation ("J-Devices"), our 60% owned equity-method joint venture in Japan, for ¥1.1 billion ($10.4 million). For additional information regarding our investment in J-Devices, we refer you to Note 13. We received ¥0.1 billion ($1.0 million) in cash from J-Devices at closing and will receive the remaining ¥1.0 billion ($9.4 million) by June 30, 2015. We recognized a net gain on the sale of $9.2 million in our consolidated financial statements in other (income) expense, net, which includes a gain of $12.6 million from the release of accumulated foreign currency translation adjustments associated with the entity (Note 9). J-Devices recognized a gain of $14.7 million on the transaction in its consolidated financial statements as the fair value of the net assets acquired exceeded the purchase price. The gain recognized by J-Devices increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

5.    Share-Based Compensation Plans

The following table presents share-based compensation expense attributable to stock options and restricted shares.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Stock options	$439	$243	$1,216	$498
Restricted shares	480	640	1,550	1,567
Total share-based compensation expense	$919	$883	$2,766	$2,065

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents share-based compensation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Selling, general and administrative	$812	$769	$2,425	$1,800
Research and development	107	114	341	265
Total share-based compensation expense	$919	$883	$2,766	$2,065

There is no corresponding deferred income tax benefit for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	4,873	$6.52
Granted	330	8.15
Exercised	(927)	6.29
Forfeited or expired	(340)	12.30
Outstanding at September 30, 2014	3,936	$6.22	6.67	$10,358
Fully vested at September 30, 2014 and expected to vest thereafter	3,909	$6.22	6.65	$10,267
Exercisable at September 30, 2014	2,101	$7.21	4.69	$3,998

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (in years)	6.1	6.1	6.1	6.2
Risk-free interest rate	2.0%	2.2%	2.0%	1.7%
Volatility	56%	60%	57%	60%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$5.43	$2.44	$4.46	$2.48

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $4.8 million as of September 30, 2014, which is expected to be recognized over a weighted-average period of approximately 2.8 years beginning October 1, 2014.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the nine months ended September 30, 2014:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2013	1,172	$4.83
Awards granted	—	—
Awards vested	(390)	5.15
Awards forfeited	(32)	4.67
Nonvested at September 30, 2014	750	$4.67

Total unrecognized compensation cost, net of a forfeiture estimate, was $3.0 million as of September 30, 2014, which is expected to be recognized over a weighted average period of approximately 2.3 years beginning October 1, 2014.

6.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest income	$(920)	$(1,605)	$(2,462)	$(3,108)
Foreign currency gain, net	(7,928)	(2,716)	(3,381)	(1,841)
Loss on debt retirement	—	—	757	11,619
Gain on sale of subsidiary to J-Devices (Note 4)	—	—	(9,155)	—
Other income, net	(778)	(7)	(1,048)	(344)
Total other (income) expense, net	$(9,626)	$(4,328)	$(15,289)	$6,326

7.    Income Taxes

Our income tax expense of $32.4 million for the nine months ended September 30, 2014, primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits decreased from $27.1 million at December 31, 2013, to $7.0 million as of September 30, 2014, primarily as a result of the application of a tax law change and the settlement of a tax examination in a foreign jurisdiction. At September 30, 2014, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income attributable to Amkor	$47,097	$25,349	$117,251	$68,458
Income allocated to participating securities	(149)	(155)	(383)	(511)
Net income available to Amkor common stockholders — basic	46,948	25,194	116,868	67,947
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	—	7	9	78
Interest on 6.0% convertible notes due 2014, net of tax	—	907	1,039	8,533
Net income attributable to Amkor — diluted	$46,948	$26,108	$117,916	$76,558

Weighted average shares outstanding — basic	236,337	216,499	228,733	176,839
Effect of dilutive securities:
Stock options	1,172	12	841	13
6.0% convertible notes due 2014	—	18,632	7,098	58,267
Weighted average shares outstanding — diluted	237,509	235,143	236,672	235,119
Net income attributable to Amkor per common share:
Basic	$0.20	$0.12	$0.51	$0.38
Diluted	0.20	0.11	0.50	0.33

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Stock options and restricted share awards	1,139	4,951	1,344	5,152

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Equity and Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2013	$953,740	$11,200	$964,940
Net income	117,251	2,508	119,759
Other comprehensive loss	(17,223)	—	(17,223)
Issuance of stock through employee share-based compensation plans	5,826	—	5,826
Treasury stock acquired through surrender of shares for tax withholding	(1,348)	—	(1,348)
Share-based compensation expense	2,766	—	2,766
Conversion of debt to common stock	56,350	—	56,350
Equity at September 30, 2014	$1,117,362	$13,708	$1,131,070

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2012	$657,955	$8,839	$666,794
Net income	68,458	1,641	70,099
Other comprehensive loss	(4,401)	—	(4,401)
Treasury stock acquired through surrender of shares for tax withholding	(234)	—	(234)
Share-based compensation expense	2,065	—	2,065
Exchange of debt for common stock	195,034	—	195,034
Equity at September 30, 2013	$918,877	$10,480	$929,357

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive income (loss) before reclassifications	—	681	(5,939)	(5,258)
Amounts reclassified from accumulated other comprehensive (loss) income	622	(12,587)	—	(11,965)
Other comprehensive income (loss)	622	(11,906)	(5,939)	(17,223)
Accumulated other comprehensive loss at September 30, 2014	$(391)	$(455)	$(16,632)	$(17,478)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,346	$268	$11,241
Other comprehensive income (loss) before reclassifications	4,120	(3,369)	(5,443)	(4,692)
Amounts reclassified from accumulated other comprehensive (loss) income	291	—	—	291
Other comprehensive income (loss)	4,411	(3,369)	(5,443)	(4,401)
Accumulated other comprehensive (loss) income at September 30, 2013	$(962)	$12,977	$(5,175)	$6,840

Amounts reclassified out of accumulated other comprehensive (loss) income are included as a component of net periodic pension cost (Note 16) or other (income) expense, net as a result of the release of accumulated foreign currency translation adjustments associated with the sale of our subsidiary in Japan (Note 4).

10.    Factoring of Accounts Receivable

We utilize non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the nine months ended September 30, 2014 and 2013, we sold accounts receivable totaling $226.8 million and $59.8 million, respectively, for a discount, plus fees, of $1.0 million and $0.4 million, respectively.

11.    Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials and purchased components	$163,687	$147,292
Work-in-process	65,870	53,131
Total inventories	$229,557	$200,423

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Land	$207,986	$208,048
Land use rights	26,845	26,845
Buildings and improvements	937,962	911,258
Machinery and equipment	3,947,483	3,577,045
Software and computer equipment	206,763	193,641
Furniture, fixtures and other equipment	15,430	17,430
Construction in progress	29,233	27,039
Total property, plant and equipment	5,371,702	4,961,306
Less accumulated depreciation and amortization	(3,112,832)	(2,954,753)
Total property, plant and equipment, net	$2,258,870	$2,006,553

The following table presents depreciation expense as included in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of sales	$111,432	$97,648	$312,793	$277,621
Selling, general and administrative	4,127	3,672	11,489	11,667
Research and development	3,858	3,914	14,931	10,023
Total depreciation expense	$119,417	$105,234	$339,213	$299,311

As of September 30, 2014, we have capitalized interest of $6.8 million associated with our spending for land and design costs in anticipation of building a new factory and research and development center in Korea.

13.    Investments

Investments consist of the following:

	September 30, 2014		December 31, 2013
	Carrying Value (In thousands)	Ownership Interest	Carrying Value (In thousands)	Ownership Interest
Investment in unconsolidated affiliate	$128,444	60.0%	$105,214	60.0%

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

At September 30, 2014, our investment includes our 60% equity interest and options to acquire additional equity interests. The remaining options are exercisable at our discretion and permit us to increase our ownership interest in J-Devices up to 66% in 2014 by purchasing shares owned by Toshiba and up to 80% in 2015 and thereafter by purchasing shares owned by the other shareholders. In 2014 and beyond, Toshiba has the option, at its discretion, to sell shares it owns to us. If we decline Toshiba's offer to sell its shares to us, then J-Devices shall have the obligation to purchase the shares. If J-Devices is unable to fulfill its obligation to purchase the shares offered by Toshiba, then we will be obligated to purchase the shares offered by Toshiba. The options in 2014 and 2015 become exercisable in the fourth quarter of such year, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based on the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

14.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Payroll and benefits	$80,170	$75,909
Deferred revenue and customer advances	54,601	44,764
Accrued interest	43,784	21,807
Accrued royalties (Note 18)	43,324	43,324
Income taxes payable	27,017	17,528
Accrued severance plan obligations (Note 16)	11,189	11,197
Acquisition payable (Note 3)	—	17,897
Other accrued expenses	32,534	31,826
Total accrued expenses	$292,619	$264,252

Accrued royalties relate to our estimate of royalties due as a result of our pending patent license litigation (Note 18).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2014	December 31, 2013
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$150 million revolving credit facility, LIBOR plus 1.5%-2.25%, due June 2017	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014 (1)	—	56,350
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016	—	—
Term loan, LIBOR plus 3.70%, due June 2016 (2)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.00%, due March 2017 (3)	80,000	—
Term loan, LIBOR plus 3.90% or 3.94%, due July 2017 (4)	30,000	90,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (5)	10,000	10,000
Term loan, LIBOR plus 3.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015 (3)	—	80,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (6)	—	—
	1,530,000	1,646,350
Add: Unamortized premium	5,969	6,390
Less: Short-term borrowings and current portion of long-term debt	(10,000)	(61,350)
Long-term debt (including related party)	$1,525,969	$1,591,390

(1)
In April 2009, we issued $250.0 million of our 6.0% Convertible senior subordinated notes (the “2014 Notes”). The 2014 Notes were convertible at any time prior to the maturity date into our common stock at a price of approximately $3.02 per share, subject to adjustment. In June 2013, we completed a tender offer for the 2014 Notes and exchanged $193.7 million of the 2014 Notes for an aggregate 64.0 million shares of our common stock and a cash payment of $11.6 million. In April 2014, holders of the 2014 Notes converted the remaining outstanding principal amount of $56.4 million into 18.6 million shares of our common stock.

(2)
In April 2013, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through April 2016 for general working capital purposes and the repayment of inter-company debt. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due quarterly, at a rate of LIBOR plus 3.70% (3.93% as of September 30, 2014). As of September 30, 2014, $80.0 million was available to be borrowed.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In March 2014, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $80.0 million. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due monthly, at a foreign currency funding-linked base rate plus 2.00% (3.34% as of September 30, 2014). Proceeds were used to prepay our term loan due March 2015.

(4)
In June 2012, we entered into a term loan agreement for five years with a Korean bank collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Interest is due quarterly, at LIBOR plus 3.90% (4.13% as of September 30, 2014). In April 2014, we prepaid $60.0 million of the outstanding balance of the term loan. In October 2014, the term loan was amended and now bears interest at LIBOR plus 3.70%.

(5)
In March 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through September 2017. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. Interest is due quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.20% as of September 30, 2014). At September 30, 2014, $140.0 million was available to be borrowed for capital expenditures.

(6)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of September 30, 2014, $24.0 million was available to be drawn for general corporate purposes and capital expenditures.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. We were in compliance with all of our covenants at September 30, 2014.

16.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$1,101	$1,500	$3,974	$4,373
Interest cost	748	842	2,321	2,363
Expected return on plan assets	(782)	(852)	(2,329)	(2,646)
Amortization of transition obligation	—	3	75	7
Amortization of prior service cost	9	50	108	148
Recognized actuarial loss	17	33	50	99
Net periodic pension cost	1,093	1,576	4,199	4,344
Curtailment gain	—	(148)	—	(148)
Settlement gain	—	(209)	—	(209)
Total pension expense	$1,093	$1,219	$4,199	$3,987

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

The provision recorded for severance benefits for the three and nine months ended September 30, 2014, was $5.8 million and $12.6 million, respectively. The provision recorded for severance benefits for the three and nine months ended September 30, 2013, was $6.9 million and $19.8 million, respectively. The balance of our Korean severance obligation consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Current (Accrued expenses)	$11,189	$11,197
Non-current (Pension and severance obligations)	139,168	133,935
Total Korean severance obligation	$150,357	$145,132

17.    Fair Value Measurements

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

We also measure certain assets and liabilities, including property, plant and equipment, intangible assets and our investment in J-Devices, at fair value on a nonrecurring basis. For the three and nine months ended September 30, 2014 and 2013, such measurements included the consideration of third party valuation reports based on a combination of market and cost approach valuation techniques. The valuation reports contained various inputs including semiconductor industry data, replacement costs, price lists and general information regarding the assets being evaluated. Nonrecurring fair value measurements related to property, plant and equipment impairments reflect the fair value of the assets at the dates the impairments were taken during the period.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our fair value measurements consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Recurring fair value measurements:
Assets:
Cash equivalent money market funds (Level 1)	$174,626	$300,352
Restricted cash money market funds (Level 1)	2,681	2,681

Nonrecurring fair value measurements:
Long-lived assets held for use or disposal (Level 3)	$1,452	$1,055

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Nonrecurring fair value measurements:
Losses on long-lived assets held for use or disposal (Level 3)	$1,962	$578	$2,431	$1,446

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,331,236	$1,275,969	$1,321,443	$1,276,390
Convertible senior subordinated notes (Level 1)	—	—	102,585	56,350
Term loans (Level 2)	260,000	260,000	320,000	320,000
Total debt	$1,591,236	$1,535,969	$1,744,028	$1,652,740

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $150.0 million senior secured revolving credit facility that matures in June 2017. As of September 30, 2014, we had $0.4 million of standby letters of credit outstanding and had an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

2009 Arbitration: In a proceeding with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) initiated in 2009 (the “2009 Arbitration”), an arbitration panel ruled that royalties are due to Tessera with respect to certain asserted patents and packages and that the License Agreement was terminated by Tessera as of February 17, 2011. In the second quarter of 2014, the arbitration panel awarded Tessera $113 million plus interest for these past royalties due under the License Agreement. In October 2014, the Superior Court for San Francisco County formally confirmed the arbitration panel’s award and entered judgment against Amkor for $113 million plus $15 million of pre-judgment interest and post-judgment interest at 10% per annum from the date of the judgment until payment is made (the “California Judgment”).

California Actions Related to the 2009 Arbitration (the “California Actions”): In February 2013, we filed a petition in the Superior Court for San Francisco County to vacate or correct a portion of the arbitration panel’s ruling relating to the panel’s authority to award royalties for the period after the termination of the License Agreement. The Superior Court denied our request. Our appeal to the California First District Court of Appeal is pending.

In October 2014, with respect to the California Judgment, we filed a notice of appeal to the California First District Court of Appeal and posted an appeal bond to stay execution of the judgment.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Delaware Litigation: In July 2012, Tessera filed a complaint in the U.S. District Court for the District of Delaware (the “Delaware Litigation”). The complaint seeks damages with respect to Amkor's alleged infringement of one of the U.S. patents (U.S. Patent No. 6,046,076, the "'076 patent") that the arbitration panel found to be royalty bearing in the 2009 Arbitration. In May 2014, Amkor moved the Delaware court to vacate the arbitration panel's award on the ground that the arbitration panel exceeded its powers in granting the award and on other grounds. The motion is pending.

IPR Proceeding: In April 2013, we initiated an inter partes review proceeding (the “IPR Proceeding”) with the Patent Trial and Appeal Board at the United States Patent and Trademark Office, seeking cancellation of certain claims of the ‘076 patent, including the two claims we were found to practice during the 2009 Arbitration and which are also the subject of the Delaware Litigation. In October 2014, in a two-one decision, the Patent Trial and Appeal Board denied our petition with respect to the most material claims. In October 2014, we appealed to the United States Court of Appeals for the Federal Circuit. We believe a successful ruling in the appeal may favorably impact the California Actions and Delaware Litigation, depending on the timing and application of the ruling.

2011 Arbitration: In May 2011, Tessera initiated an additional phase in the 2009 Arbitration involving an accusation by Tessera that Amkor has infringed additional patents and seeking undisclosed damages (the “2011 Arbitration”). In June 2014, a hearing was held in the liability phase of the 2011 Arbitration. Closing arguments were held in October 2014. The ICC arbitration panel will now adjudicate the claims and defenses in the 2011 Arbitration, including whether the asserted patents are invalid, whether certain products are covered by the License Agreement, whether Amkor owes any additional royalties related to those products and, if so, the amount of royalties owed.

We strongly dispute Tessera's claims in these proceedings and intend to vigorously defend against them.

The ultimate amount of damages and interest we may owe to Tessera in connection with the several pending proceedings will depend upon a number of complex factors, including whether we can overturn on appeal the existing rulings in the 2009 Arbitration, California Actions and IPR Proceeding, the timing and application to the underlying proceedings of such appellate rulings if they are successful, the interrelationship of the various proceedings and other factors. The final outcome of these matters is uncertain and an adverse result could have a material adverse effect on our results of operations, financial condition and cash flows.

With respect to the 2009 Arbitration, we estimate that the possible range of royalties due to Tessera is from $11 million to $113 million (net of royalties previously paid in 2012 and excluding interest). As of September 30, 2014, our accrual was $43.3 million for these royalties and $6.5 million for interest related to these accrued royalties. We expect to record our estimate of interest accruing with the passage of time. The amount of damages and interest we may owe with respect to the 2009 Arbitration could be more or less than our estimate of the possible range depending on the factors described above. If we are unsuccessful in our appeals or their application to the underlying proceedings, we believe the amount we will owe Tessera will materially exceed the amount currently accrued.

The above estimate of the range and accrual for the 2009 Arbitration does not take into account the possible royalties and other amounts, if any, that may be due to Tessera in connection with the Delaware Litigation or the 2011 Arbitration. We are unable to make any reasonable estimate regarding amounts that may be due to Tessera in connection with such proceedings because key findings are still pending in those proceedings, such as validity, infringement, the scope of the License Agreement and amounts involved.

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

19.    Reductions in Force

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

Employee Separation Costs
(In thousands)
Accrual at December 31, 2013	$—
Charges	3,889
Cash Payments	(3,973)
Non-cash Amounts	84
Accrual at September 30, 2014	$—

Employee Separation Costs
(In thousands)
Accrual at December 31, 2012	$1,607
Charges	8,083
Cash Payments	(10,061)
Non-cash Amounts	371
Accrual at September 30, 2013	$—

During the nine months ended September 30, 2014 and 2013, we reduced our workforce through workforce reduction programs. During the nine months ended September 30, 2014, we recorded $3.9 million in charges. During the three and nine months ended September 30, 2013, we recorded $2.1 million and $8.1 million, respectively. All charges related primarily to cost of sales.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals: leveraging our investment in services for advanced technologies, improving utilization of existing assets and growing our scale and scope through selective strategic investments.

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above the corporate average. This is particularly true in the mobile device market, where growth has outpaced the industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Our technology leadership and this technology transition create significant growth opportunities for us.

We typically look for opportunities in the advanced packaging and test area where we can recover our capital investment over one to two years. Then, we focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. For example, we are currently engaged in improving our sales to Chinese and Taiwanese fabless chip companies, who dominate the mid-tier and entry-level segments of the mobile device market where much of the growth is occurring. In addition, we are seeking out new customers in the analog area for our mainstream wirebond technologies and expanding our share of the automotive market where semiconductor content continues to grow. These efforts to enlarge our customer base will continue through the remainder of 2014 and beyond as we target these and other customers to grow our revenue and improve the overall utilization of our assets.

From time to time, we also see attractive opportunities to grow our customer base and expand markets. For example, in 2009 we invested in J-Devices Corporation, a joint venture to provide semiconductor packaging and test services in Japan. In 2013, we increased our investment in J-Devices to 60%. In July 2013, we acquired Toshiba’s power discrete semiconductor packaging and test business in Malaysia. The financial results of this entity have been included in our Consolidated Financial Statements from the date of acquisition. In addition to adding a new revenue stream from our existing customer, Toshiba, we are attracting other power discrete customers. We believe that growth through selective joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership. We expect to continue to evaluate similar opportunities.

Our IDM customers include: Intel Corporation; Micron Technology, Inc.; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Altera Corporation; Broadcom Corporation; LSI Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

Our business is affected by market conditions in the semiconductor industry generally, which is cyclical and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical downturns in the past. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

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

Financial Highlights

On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices, our 60% owned equity-method joint venture in Japan. Our financial results for the three months ended September 30, 2013, included approximately $19 million of net sales of the divested entity. Our results for the three months ended September 30, 2014 did not include any net sales of the divested entity. The results of the divested entity subsequent to June 30, 2014 are included in J-Devices' financial results and our corresponding equity in earnings of J-Devices.

Our net sales increased $44.8 million or 5.8% to $812.8 million for the three months ended September 30, 2014, from $768.0 million for the three months ended September 30, 2013. The increase in net sales for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily related to an increase in mobile communications driven by the launch of new mobile devices and growth in our automotive business.

Gross margin for the three months ended September 30, 2014, increased to 18.8% from 18.4% for the three months ended September 30, 2013, as the 2013 period was negatively impacted by a $10.0 million charge to cost of sales for our pending patent litigation. Gross margin for the current period was favorably affected by increased sales of advanced packaging and test services and adversely affected by weakness in wirebond services. Our investment in infrastructure ahead of originally expected higher levels of demand and foreign currency losses at various Asian subsidiaries due to unfavorable exchange rate movements negatively impacted our gross margin for the three months ended September 30, 2014.

Our capital expenditures totaled $442.3 million for the nine months ended September 30, 2014, compared to $402.0 million for the nine months ended September 30, 2013. Our spending was primarily focused on investments in advanced packaging and test equipment supporting mobile communications and construction of our new factory and research and development center in Korea.

Net cash provided by operating activities was $405.7 million for the nine months ended September 30, 2014, compared to $375.2 million for the nine months ended September 30, 2013. The increase is primarily attributable to revenue growth and improved profitability, partially offset by an increase in working capital.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	37.5%	39.0%	37.2%	41.0%
Labor	14.1%	14.1%	14.2%	14.3%
Other manufacturing costs	29.6%	27.2%	29.6%	26.3%
Patent license litigation	—%	1.3%	—%	0.5%
Gross margin	18.8%	18.4%	19.0%	17.9%
Operating income	9.2%	7.6%	8.0%	7.2%
Income before taxes and equity in earnings of unconsolidated affiliate	7.4%	4.6%	5.4%	3.2%
Net income attributable to Amkor	5.8%	3.3%	5.2%	3.1%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Net sales	$812,824	$767,987	$44,837	5.8%	$2,276,327	$2,201,575	$74,752	3.4%

The increase in net sales for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily related to an increase in mobile communications driven by the launch of new mobile devices and growth in our automotive business.

The increase in net sales for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily driven by incremental business from our newly acquired power discrete business in Malaysia, strong demand for wafer services and NAND memory supporting mobile communications, the ramp of a fingerprint sensor product to high volume and growth in our automotive business. These increases were partially offset by lower net sales for other services related to mobile communications.

Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Gross profit	$153,217	$141,008	$12,209	$432,751	$394,340	$38,411
Gross margin	18.8%	18.4%	0.4%	19.0%	17.9%	1.1%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Gross margin for the three and nine months ended September 30, 2013 was negatively impacted by a $10.0 million charge to cost of sales for our pending patent litigation.
Gross margin for the three months ended September 30, 2014, was favorably affected by increased sales of advanced packaging and test services and adversely affected by weakness in wirebond services. Our investment in infrastructure ahead of originally expected higher levels of demand and foreign currency losses at various Asian subsidiaries due to unfavorable exchange rate movements negatively impacted our gross margin for the three months ended September 30, 2014.
Gross margin for the nine months ended September 30, 2014, increased compared to the nine months ended September 30, 2013, as a result of strength in wirebond services, particularly for NAND flash memory and the automotive end market, offset by lower sales of advanced packaging and test services due to a slower first half of 2014 for mobile devices.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Selling, general and administrative	$61,600	$64,347	$(2,747)	(4.3)%	$191,698	$189,524	$2,174	1.1%

Selling, general and administrative expenses for the three months ended September 30, 2014, decreased compared to the three months ended September 30, 2013. The decrease resulted from lower employee incentive compensation costs partially offset by the incremental costs from our newly acquired power discrete business in Malaysia. Selling, general and administrative expenses for the nine months ended September 30, 2014, increased compared to the nine months ended September 30, 2013. The increase was attributable to incremental costs from our newly acquired power discrete business in Malaysia, partially offset by lower professional fees associated with acquisitions and investments.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Research and development	$16,437	$18,647	$(2,210)	(11.9)%	$59,561	$47,261	$12,300	26.0%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. Areas of focus include 2.5D and 3D packaging, including embedded die, silicon interposers and through silicon via technologies, fine pitch copper pillar packaging and wafer-level processing. The decrease in research and development expenses for the three months ended September 30, 2014, was driven by 20 nanometer chipset design wins moving into production. The increase in research and development expenses for the nine months ended September 30, 2014, was primarily attributable to the development activities related to 20 nanometer chipsets with strategic customers that moved into production during the period, increased depreciation expense from research and development investments and higher employee compensation costs.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Interest expense, including related party	$25,023	$27,347	$(2,324)	(8.5)%	$73,766	$79,848	$(6,082)	(7.6)%
Other (income) expense, net	(9,626)	(4,328)	(5,298)	>(100)%	(15,289)	6,326	(21,615)	>(100)%
Total other expense, net	$15,397	$23,019	$(7,622)	(33.1)%	$58,477	$86,174	$(27,697)	(32.1)%

Interest expense for the three and nine months ended September 30, 2014, decreased as a result of capitalized interest related to the construction of our new factory and research and development center in Korea and the April 2014 conversion of $56.3 million of our 6.0% Convertible senior subordinated notes for shares of our common stock. Additionally, for the nine months ended September 30, 2014, the decrease in interest expense was also attributable to the June 2013 exchange of $193.7 million of our 6.0% Convertible senior subordinated notes for shares of our common stock, offset by an increase in our senior notes.

Other (income) expense, net for the three and nine months ended September 30, 2014, increased primarily as a result of foreign currency gains at various Asian subsidiaries due to favorable exchange rate movements. Other (income) expense, net for the nine months ended September 30, 2014, included a $9.2 million net gain on the sale of a subsidiary to J-Devices. Other (income) expense, net for the nine months ended September 30, 2013, included a charge of $11.6 million related to the June 2013 cash payment we made to holders of the convertible notes.

Income Tax Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Income tax expense	$14,985	$12,170	$2,815	23.1%	$32,425	$5,961	$26,464	>100%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because we have experienced losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense for the three and nine months ended September 30, 2014, was attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes. During the nine months ended September 30, 2013, we recorded discrete income tax benefits of $9.2 million for the reversal of a deferred tax liability associated with the undistributed earnings of our investment in J-Devices and $6.6 million for the release of a valuation allowance on deferred tax assets with respect to our operations in one foreign jurisdiction. During the three months ended September 30, 2013, we also recorded $2.8 million of income tax expense for the revaluation of certain deferred taxes resulting from the approval of a tax incentive in Korea and $2.8 million of income tax expense for an addition to our unrecognized tax benefits related to the characterization of a deduction in a foreign jurisdiction.

During 2014 and 2013, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2022. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will then be subject to higher statutory income tax rates.

Equity in Earnings of J-Devices

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(In thousands, except percentages)
Equity in earnings of J-Devices	$3,372	$3,179	$193	6.1%	29,169	4,679	24,490	>100%

In April 2013, we increased our ownership interest in J-Devices from 30% to 60%. Additionally, in June 2013, J-Devices acquired three packaging and test facilities from Renesas and, in June 2014, J-Devices acquired our Japanese subsidiary. Our equity in earnings of J-Devices for the nine months ended September 30, 2014, includes $8.8 million of additional equity in earnings resulting from the gain on J-Devices' purchase of our subsidiary and $8.1 million from the settlement of a take or pay arrangement under a manufacturing services agreement.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Our liquidity is affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the final amount of payments due in our pending patent license litigation, any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of September 30, 2014, we had cash and cash equivalents of $485.6 million. Included in our cash balance as of September 30, 2014, is $287.6 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of September 30, 2014, we had availability of $149.6 million under our $150.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $65.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $220.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and repayment of inter-company debt.

As of September 30, 2014 we had $1,536.0 million of debt. Our scheduled principal repayments on debt include $5.0 million due in 2014, $5.0 million due in 2015, $70.0 million due in 2016, $110.0 million due in 2017, $345.0 million due in 2018 and $995.0 million due thereafter. In April 2014, holders of our 6.0% Convertible senior subordinated notes due April 2014 converted the remaining outstanding principal amount of $56.4 million into 18.6 million shares of our common stock, and we repaid $60.0 million of a foreign secured term loan credit facility maturing in July 2017. We were in compliance with all of our debt covenants at September 30, 2014, and we expect to remain in compliance with these covenants for at least the next twelve months.

We utilize non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the nine months ended September 30, 2014 and 2013, we sold accounts receivable totaling $226.8 million and $59.8 million, respectively, for a discount, plus fees, of $1.0 million and $0.4 million, respectively. At September 30, 2014 and December 31, 2013, there were $68.6 million and $96.0 million, respectively, of receivables, which had been sold to financial institutions under these arrangements, that were outstanding on those dates.

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

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. If we decide to adopt a new plan, we would be required to fund a significant portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $150.4 million as of September 30, 2014.

We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make any payments that become due in connection with our pending patent license litigation. We refer you to Note 18 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the pending litigation relating to Amkor's license agreement with Tessera.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without any firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At September 30, 2014, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, price, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers. During the nine months ended September 30, 2014, our capital expenditures totaled $442.3 million. Our spending was primarily focused on investments in packaging and test equipment supporting mobile communications.

In September 2014, we started the construction of our new factory and research and development center in Korea. We plan to spend approximately $350 million for the construction of the facility through completion in 2016. There can be no assurance that the new facility will be completed, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

We expect that our 2014 capital expenditures will be approximately $675 million, which includes approximately $35 million primarily for the deposit for the construction of our new factory and research and development center in Korea. The increase in trade payables of $261.3 million from December 31, 2013, included $190.2 million related to payables for capital investments. Our capital expenditures will primarily support customer demand for packaging and test services related to mobile communications. Ultimately, the amount of our 2014 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

We expect to exercise our option to increase our ownership in J-Devices from 60% to 66% in the fourth quarter of 2014. We also expect to exercise our option to further increase our ownership to 80% in the fourth quarter of 2015, subject to market and other conditions at the time of exercise. If we exercise our 80% option, certain governance restrictions of our shareholders' agreement will lapse, and we will begin consolidating the financial results of J-Devices at that time. We may consolidate sooner if the other J-Devices' investors agree to terminate these governance restrictions. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due for Year Ending December 31,
	Total	2014 - Remaining	2015	2016	2017	2018	Thereafter
	(In thousands)
Total debt	$1,530,000	$5,000	$5,000	$70,000	$110,000	$345,000	$995,000
Scheduled interest payment obligations (1)	601,071	45,127	94,871	93,454	89,378	75,442	202,799
Purchase obligations (2)	323,403	51,546	157,323	100,961	2,460	4,924	6,189
Operating lease obligations	57,225	4,447	14,463	7,039	6,362	6,050	18,864
Severance obligations (3)	150,357	2,797	10,322	9,514	8,775	8,105	110,844
Total contractual obligations	$2,662,056	$108,917	$281,979	$280,968	$216,975	$439,521	$1,333,696

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2014, for variable rate debt.

(2)
Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at September 30, 2014, including $240.6 million for construction obligations for our new factory and research and development center in Korea.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at September 30, 2014, include:

•	$19.4 million of net foreign pension plan obligations and $2.1 million for employee-related liabilities, for which the timing and actual amount of our future cash flow is uncertain.

•
$6.6 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating lease obligations described above in “Contractual Obligations.”

Contingencies, Indemnifications and Guarantees

We refer you to Note 18 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended September 30, 2014, there have been no significant changes in our critical accounting policies as reported in our 2013 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013, were as follows:

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating activities	$405,668	$375,245
Investing activities	(456,301)	(476,908)
Financing activities	(74,285)	277,931

Operating activities:   Our cash flows provided by operating activities for the nine months ended September 30, 2014, increased by $30.4 million compared to the nine months ended September 30, 2013. The increase is primarily attributable to revenue growth and improved profitability, partially offset by an increase in working capital.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment. The net cash used in investing activities for the nine months ended September 30, 2014, included cash transferred on the sale of our subsidiary to J-Devices, net of proceeds. The net cash used in investing activities for the nine months ended September 30, 2013, included payments for an investment in J-Devices and our power discrete business in Malaysia, offset by proceeds from the January 2013 sale of office space and land.

Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2014, was driven by our repayment of borrowings at our subsidiary in Korea and the final payment for our newly acquired power discrete business in Malaysia. The net cash provided by financing activities for the nine months ended September 30, 2013, primarily resulted from the issuance of senior notes and borrowings at our subsidiary in Korea.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. We had negative free cash flow of $36.6 million for the nine months ended September 30, 2014, primarily due to our investments to support customer demand for packaging and test services related to mobile communications.

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$405,668	$375,245
Payments for property, plant and equipment	(442,308)	(402,004)
Free cash flow	$(36,640)	$(26,759)

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting currency and the functional currency for our foreign subsidiaries, with the exception of our equity-method investee, J-Devices, where the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2014, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $20 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2014, approximately 94% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won and Japanese yen for local country sales. For the nine months ended September 30, 2014, approximately 61% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the nine months ended September 30, 2014, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of September 30, 2014, our operating income would have been approximately $74 million lower.

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

To the extent we have foreign currency exchange rate exposure on our stockholders' equity as a result of the translation of financial statements of entities where the local currency is the functional currency, the following impacts us. If the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated balances will result in reduced sales, operating expenses, assets and liabilities. Similarly, net sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currency. The effect of foreign exchange rate translation on our stockholders' equity for the nine months ended September 30, 2014 and 2013, was a net foreign translation gain of $0.7 million and a loss of $3.4 million, respectively, and was recognized as an adjustment to other comprehensive loss.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. As of September 30, 2014, we had a total of $1,530.0 million of debt of which 83.0% was fixed rate debt and 17.0% was variable rate debt. The fixed rate debt consists of senior notes. Our variable rate debt principally relates to our foreign borrowings and revolving lines of credit and any amounts outstanding under our $150.0 million senior secured revolving credit facility under which no amounts were drawn as of September 30, 2014. As of December 31, 2013, we had a total of $1,646.4 million of debt of which 80.6% was fixed rate debt and 19.4% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2014:

	2014 - Remaining	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (in thousands)	$—	$—	$—	$—	$345,000	$925,000	$1,270,000	$1,331,236
Average interest rate	—%	—%	—%	—%	7.4%	6.5%	6.7%
Variable rate debt (in thousands)	$5,000	$5,000	$70,000	$110,000	$—	$70,000	$260,000	$260,000
Average interest rate	3.2%	3.2%	3.9%	3.6%	—%	3.9%	3.7%

For information regarding the fair value of our long-term debt, see Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning ("ERP") system in a multi-year program on a world-wide basis. During the three months ended September 30, 2014, we implemented an ERP module associated with financial reporting at a subsidiary. The implementation of the ERP module represents a change in our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

In addition, as previously reported, we implemented a new shop floor management system in certain of our factories. The implementation of the shop floor management system represents a change in our internal control over financial reporting.

Other than internal controls affected by the implementation of the new ERP system module and shop floor management system discussed above, there have not been any other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will complete our evaluation and testing of the internal control changes as of December 31, 2014.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 18 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2014, our total debt balance was $1,536.0 million, of which $10.0 million was classified as a current liability and $260.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the nine months ended September 30, 2014, we had capital expenditures of $442.3 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without any firm customer commitments. Ultimately the actual amount of our capital expenditures for 2014 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $150.4 million as of September 30, 2014. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Under the existing Korean plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 16 to our Consolidated Financial Statements in Part I, Item 1 to this Quarterly Report on Form 10-Q.

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

Customer Concentration and Loss of Customers - The Loss of Certain Customers or Reduced Orders or Pricing from Existing Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

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

The demand for our services from each customer is directly dependent upon that customer's level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

For example, if a key customer were to shift its purchases of wafers from a semiconductor foundry without packaging and test capabilities to a semiconductor foundry that also provides packaging and test services, demand from that customer for our packaging and test services could be reduced. We cannot assure that customer decisions regarding the purchase of semiconductor wafers will not significantly and adversely impact customer demand for our packaging and test services.
In addition, from time to time we may acquire or build new facilities, such as our new factory and research and development center in Korea or migrate existing business among our facilities. In connection with these facility changes, our customers require us to re-qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully re-qualify or that our customers will not qualify our competitors and move the business for such services.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 18 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and may be a party to legal proceedings in the future. These proceedings could require significant management time and resources and, if an unfavorable ruling or outcome were to occur in these legal proceedings, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the legal proceeding filed by and against Tessera, Inc. and the proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., which are described in more detail in Note 18 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities.

We have significant packaging and test and other operations in locations which are subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARs or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events; acts of war and terrorist incidents; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, Japan experienced a severe earthquake and tsunami in 2011 that resulted in significant disruption in the electronics industry supply chain and adversely affected Japan's economy and consumer spending. In addition, in October 2011, Thailand experienced substantial flooding which affected the facilities and operations of customers and suppliers in our industry. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. Although we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by natural disasters and other calamities.

Continued Control By Existing Stockholders - Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence The Outcome of All Matters Requiring Stockholder Approval.

As of September 30, 2014, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. In June 2013, the Kim family exchanged their 2014 Notes for approximately 49.6 million shares of common stock (the “2014 Convert Shares”). The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

July 1 - July 31	939	$11.17	—	$91,586,032
August 1 - August 31	36,530	9.05	—	91,586,032
September 1 - September 30	104	9.03	—	91,586,032
Total	37,573	$9.10	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2014, we made no common stock purchases, and at September 30, 2014, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Date: October 31, 2014

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