Form 10-K
period 2014-12-31
AMKOR TECHNOLOGY INC
filed 2015-02-19
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
Commission File Number 000-29472
Amkor Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-1722724 (I.R.S. Employer Identification Number)
2045 East Innovation Circle
Tempe, AZ 85284
(480) 821-5000
(Address of principal executive offices and zip code)

1900 South Price Road
Chandler, AZ 85286
(Former address of principal executive offices and zip code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $1,102.6 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of January 30, 2015, was as follows: 237,283,749 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to "J-Devices" and "Toshiba" are to J-Devices Corporation and Toshiba Corporation, respectively. We also refer to our new factory and research and development facility in Korea as "K5". Amounts preceded by ¥ are in Japanese yen. Amkor®, Amkor Technology®, ChipArray®, FlipStack®, FusionQuad®, MicroLeadFrame® and TMV® are registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above registered trademarks in this report may occur without the respective superscript symbol (®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2015 including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3)

the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning (“ERP”) system, (15) the anticipated schedule for construction of our new factory and research and development facility in Korea, (16) our plan to increase our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (19) our expected forfeiture rate for outstanding stock options and restricted shares, (20) our expected rate of return for pension plan assets and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our IDM customers include: Intel Corporation; Micron Technology, Inc.; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Altera Corporation; Avago Technologies; Broadcom Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

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

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:

•
An increasing demand for mobile and internet-connected devices, including world-wide adoption of mobile “smart” phones and tablets that can access the internet and provide multimedia capabilities. The demand for digital video content has driven a range of higher performance internet connected home and mobile consumer electronics products including the rapidly growing smartphone and tablet categories.

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

Semiconductor packaging and test technologies continue to become more sophisticated, complex and customized due to increasing demands for miniaturization, greater functionality, lower power consumption and improved thermal and electrical performance. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies requiring sophisticated expertise and technological innovation. Many of these companies are also relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies, thereby enabling them to reduce their internal research and development costs.

Packaging and test service providers offer a cost effective solution in a highly cyclical, capital intensive industry.

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as changes in world wide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at consistently high levels of utilization to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for integrated semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Packaging and test service providers, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

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

STRATEGY AND COMPETITIVE STRENGTHS

Strategy

Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals:

Leverage Our Investment in Services for Advanced Technologies

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above our corporate average. This is particularly true in the mobile device market, where growth has outpaced the semiconductor industry rate. The key to success in the advanced packaging and test area is to generate reasonably quick returns on investments made for customers seeking leading edge technologies.

In recent years we have made significant investments in state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With approximately 400 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip and wafer-level processing. During 2014, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as chips fabricated at 20 nanometer geometries, fingerprint sensors and radio frequency (RF) system-in-package devices. We are also making substantial progress with 2.5D and 3D interconnect solutions that stack multiple active chips in a single package, as we work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices.

We believe that the value added by advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of speed and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services.

Improve Utilization of Existing Assets

Another key to our success is to improve the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment and platforms typically frees up capacity in existing, previously installed equipment. As part of our strategy, we are focused on developing a second wave of customers to more effectively utilize these assets over a longer period of time. For example, we have a concerted effort to increase our sales to Chinese and Taiwanese fabless chip companies, since they have a significant portion of the mid-tier and entry-level segments of the mobile device market where most of the growth is occurring.

In 2014, we made good progress in our efforts to seek out and engage new customers and deepen our engagements with existing customers. This includes expanded emphasis on the automotive market where semiconductor content continues to grow, and in the analog area for our mainstream wirebond technologies. These efforts to enlarge our customer base will continue in 2015.

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets. For example, in 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. In addition to adding a new revenue stream from our then existing customer, Toshiba, we are now also servicing other customers in this factory.

We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and maintain our technological leadership.

Competitive Strengths

The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers and foundries. We believe we are well-positioned in the outsourced packaging and test services market. The following competitive strengths allow us to build upon our industry position and to remain one of the preferred providers of semiconductor packaging and test services.

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require wafer-level chip scale packaging, flip chip and three dimensional or “3D” interconnect solutions that stack multiple active chips in a single package. We have been investing in our technology leadership in wafer bumping, wafer-level processing and 3D packaging technologies. We have also been a leader in developing environmentally friendly integrated circuit packaging, which involves the elimination of lead and certain other materials.

In the area of 3D packaging, we have been a market and technology leader in both stacked die, such as stacked chip scale packages and FlipStack, and stacked package technologies such as PoP and TMV. The semiconductor industry is now in a period of 3D packaging development where Through Silicon Via (“TSV”) interconnect technology will be used to create 3D integrated circuits. An alternative approach to full 3D stacking is to place active die on a passive silicon interposer, which in turn is placed on the package substrate. The use of a silicon interposer is often referred to as a “2.5D” packaging solution. We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver 2.5D and 3D solutions to market. We are a leader in wafer thinning, micro-bumping and TSV-based flip chip innovation, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy new 2.5D and 3D packaging and test solutions with high density TSV interconnections.

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

Broad Offering of Semiconductor Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and mechanical design challenges, and we employ a large number of engineers to solve these challenges. We provide services for more than 1,000 unique products. This wide variety of packaging offerings is necessary to meet the diverse needs of our customers for the optimal combination of performance, size and cost attributes. Our solutions enable our customers to focus on semiconductor design and wafer fabrication while utilizing Amkor as their turnkey design and manufacturing provider and, in many cases, their packaging technology innovator.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.

Geographically Diversified Operational Base

We have a broad and geographically diversified operational footprint strategically located in six countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide cost effective solutions to our customers by:

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

For financial information about geographic areas, see Note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Competitive Cost Structure and Disciplined Capital Investment

There is a continuous push throughout the entire semiconductor supply chain for lower cost solutions. We work to maintain a competitive cost structure and make disciplined capital investment decisions so that we can provide cost-competitive solutions to our customers, achieve sustainable profitability and generate cash flow. Some of our cost control efforts have included: (1) improving the utilization of our existing assets; (2) increasing strip densities to drive higher throughput; (3) migrating from gold wire to copper or silver wire for certain wirebond packages and (4) increasing labor productivity.

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

Packaging and Test Technologies and Processes

Our packages employ wirebond, flip chip, copper clip and other interconnect technologies. We use leadframe and substrate package carriers, and we perform a variety of test services.

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

	Year Ended December 31,
	2014		2013		2012
	(In millions, except percentage of net sales)
Advanced products	$1,553	49.6%	$1,451	49.1%	$1,302	47.2%
Mainstream products	1,576	50.4%	1,505	50.9%	1,458	52.8%
Total net sales	$3,129	100.0%	$2,956	100.0%	$2,760	100.0%

Advanced Products

Our advanced packages include flip chip chip scale packages, wafer-level chip scale packages and flip chip ball grid array packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.

Flip Chip Chip Scale Package ("FC CSP") Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. The size advantage provided by chip scale packaging technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors such as smartphones, tablets and other mobile consumer electronic devices.

Flip chip stacked chip scale packages ("FC SCSP") stack a second die on top of the original die. The top die is typically a memory device, and wirebond interconnects are used to attach it to the substrate. FC SCSP is frequently used to stack memory on top of digital baseband and applications processors for use in mobile devices.

We developed fine pitch copper pillar flip chip interconnect technology, which creates interconnections at finer pitches using a plating process to reduce the number of substrate layers to facilitate very thin packages. This innovative solution is also an enabling technology for 2.5D and 3D package stacking with TSVs.

Wafer-level chip scale packages ("WL CSP") do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. WL CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable, semiconductor package platforms on the market today. We have seen significant growth in our WL CSP business, particularly for power management, radio frequency, and integrated connectivity applications.

Flip Chip Ball Grid Array ("FC BGA") Products: FC BGA packages are large form factor substrate-based packages which are used where processing power and speed are needed, and small form factors are not required. Our FC BGA packages are assembled around state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias, and ultra-fine line and space metallization, FC BGA substrates have the highest routing density available. The variety of FC BGA package options allows package selection to be tailored to the specific thermal needs of the end product. We offer FC BGA packaging in a variety of product formats to fit a wide range of end application requirements, including networking, storage, computing and consumer applications.

Our Flip Chip Molded BGA ("FCmBGA") packages utilize a molding compound that replaces traditional capillary underfill to interconnect larger die onto a substrate without the structural need for a lid or stiffening ring. This enables thinner packaging and improved thermal performance while reducing system cost.

System-in-Package ("SiP") Modules: SiP modules contain any combination of one or more die of different functionalities, passive components and MEMs integrated into a single package to create a fully functioning system or subsystem. These modules use wirebond or flip chip interconnect technologies to connect the die to a substrate package carrier. The passive components can include inductors, capacitors, resistors, filters and diplexers. SiP modules are used in mobile devices and other applications for components such as fingerprint sensors, radio frequency controllers, power amplifiers, GPS modules, Bluetooth modules, digital basebands and hard drive controllers.

Mainstream Packages

Our mainstream packages include leadframe packages, substrate-based wirebond packages and micro-electro-mechanical systems packages. These package families use wirebond interconnect technology to connect a die to a leadframe or substrate package carrier.

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

Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked CSP, chip array ball grid array ("BGA") packages and plastic ball grid array ("PBGA") packages.

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

Plastic ball grid array packages are used in applications requiring higher pin count than leadframe packages, but typically have lower pin counts than flip chip. PBGA packages are designed for low inductance, improved thermal operation and enhanced surface-mount technology ability. Custom performance enhancements, like ground and power planes, are also available.

Micro-Electro-Mechanical Systems ("MEMS") Packages: MEMS are miniaturized mechanical and electro-mechanical sensors that can sense or manipulate the physical world. Examples of MEMS devices include microphones, accelerometers, gyrometers, magnetometers, humidity and temperature sensors and pressure sensors. MEMS are most typically created on silicon wafers but can also employ other substrate types as well. MEMS devices often require an extra fabrication process where the device wafer is bonded to a second wafer which effectively encapsulates the MEMS structure. This method leaves the device free to move within a vacuum or an inert gas atmosphere. However, applications such as microphones and pressure sensors require the MEMS structure to remain unencapsulated, requiring innovative cavity style packages.

End Markets

The following table lists the end markets that use our products:

End Market	Applications	Package Type

Communications	Handsets (Cell Phones, Feature Phones, Smart Phones) Tablets Handheld Devices Wireless LAN	Flip Chip Chip Scale Package Stacked Chip Scale Package Wafer Level Chip Scale Package Fine Pitch Flip Chip Chip Scale Package ChipArray Ball Grid Array Flip Chip Stacked Chip Scale Package

Consumer	Television Set Top Boxes Visual/Imaging Products Portable Media Gaming	Flip Chip Ball Grid Array Thin Quad Flat Pack ChipArray Ball Grid Array Digital Micromirror Device Plastic Ball Grid Array MicroLeadFrame

Automotive and Industrial	Infotainment Safety Performance, Fuel Efficiency and Environmental Sustainability Comfort, Aesthetics and Security	MicroLeadFrame Small Outline Integrated Circuit Plastic Ball Grid Array Thin Quad Flat Pack Thin Shrink Small Outline Package

Networking	Servers Routers Switches	Flip Chip Ball Grid Array Plastic Ball Grid Array MicroLeadFrame Thin Quad Flat Pack ChipArray Ball Grid Array Thin Quad Flat Pack

Computing	Desk Top Computer Laptop Computer Notebook Computer Hard Disk Drive Printers and Other Peripherals Computer Server	Flip Chip Ball Grid Array MicroLeadFrame ChipArray Ball Grid Array Flip Chip Chip Scale Package Stacked Chip Scale Package Thin Quad Flat Pack

RELATIONSHIP WITH J-DEVICES CORPORATION

J-Devices Corporation is the largest provider of outsourced semiconductor packaging and test services in Japan with net sales of $0.9 billion in 2014. J-Devices' business covers a broad range of packaging and test services focused on the automotive, industrial and consumer end markets. The company's customers include some of the largest semiconductor companies in the world, such as Fujitsu Semiconductor Limited, Renesas Electronics Corporation and Toshiba Corporation.

J-Devices was formed in 2009 as a result of a joint venture between Amkor, Toshiba and J-Devices' predecessor, Nakaya Microdevices Corporation ("NMD"). As part of this transaction, J-Devices acquired certain assets and business, including technology development, of Toshiba's semiconductor packaging business. Since that time, J-Devices has experienced considerable growth through various acquisitions, including the purchase of three packaging and test facilities from Fujitsu in 2012, the purchase of three additional packaging and test facilities from Renesas in 2013 and the purchase of our previously wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan in 2014.

We increased our ownership in J-Devices from 30% to 60% in 2013 and from 60% to 65.7% in 2015. J-Devices is now owned 65.7% by Amkor and 34.3% by the former shareholders of NMD. The governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, we account for our investment in J-Devices using the equity method of accounting. We plan to exercise the remaining option to increase our ownership interest to 80% by 2016, at which time certain governance restrictions will lapse and we will begin consolidating J-Devices' results. We continue to work closely with J-Devices in a number of areas, including joint purchasing programs and joint technology development.

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

One of our top priorities is developing low-cost packaging solutions for the next generation of mobile devices, which minimize material and processing costs, while maximizing yields and reliability. This development effort is particularly important for customers seeking cost-effective alternatives to further silicon-level integration. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages are increasingly the preferred package type for many chips used in mobile devices. They provide a very low-profile product at a competitive cost.

As of December 31, 2014, we had approximately 400 employees engaged in research and development activities. In 2014, 2013 and 2012, we incurred $76.9 million, $64.6 million and $54.1 million, respectively, of research and development expense.

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

CUSTOMERS

As of December 31, 2014, we had approximately 250 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 60.9% of our net sales in 2014. Qualcomm Incorporated and Toshiba each accounted for more than 10% of our net sales in 2014.

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

We also purchase wafer bumping equipment to facilitate our flip chip and wafer level packaging services. Wafer bump equipment includes sputter and spin coaters, electroplating equipment, reflow ovens and other types of equipment. This equipment tends to have longer lead times for delivery and installation than other packaging equipment and is sold in relatively larger increments of capacity.

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
Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our IDM customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. We also compete with contract foundries that provide wafer bumping and other advanced packaging solutions that compete with our packaging and test services. In addition, we compete with companies that offer only test services and not packaging.

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

EMPLOYEES

As of December 31, 2014, we had approximately 21,900 full-time employees. Of the total employee population, approximately 19,700 were engaged in manufacturing services. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in Europe, Japan, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Korea and Malaysia are members of a union and we operate subject to collective bargaining agreements that we have entered into with these unions.

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

Dependence on the Highly Cyclical Semiconductor Industry - We Operate in Volatile Industries, and Industry Downturns and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

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

•
the development, transition and ramp to high volume manufacture of more advanced silicon nodes and evolving wafer, packaging and test technologies, may cause production delays, lower manufacturing yields and supply constraints for new wafers and other materials;

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

Decisions by Our Integrated Device Manufacturer Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by IDM customers. Our IDM customers continually evaluate the need for outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2014, our total debt balance was $1,530.8 million, of which $5.0 million was classified as a current liability and $255.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We May Have Difficulty Funding Liquidity Needs.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Our liquidity is affected by, among other things, the performance of our business, our capital expenditure and other investment levels and our ability to repay debt and other long-term obligations out of our operating cash flows or with the proceeds of debt or equity financings.

We operate in a capital intensive industry. We had capital expenditures of $681.1 million in 2014. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2015 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $146.7 million as of December 31, 2014. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan, we may fund a significant portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

As previously reported, we are implementing a new ERP system in a multi-year program on a world-wide basis. We have implemented several significant ERP modules and expect to implement additional ERP modules in the future. In addition, we implemented a new shop floor management system in certain of our factories and integrated the acquired operations of Amkor Technology Malaysia Sdn. Bhd. into our overall internal control over financial reporting. The implementation of these systems, as well as the integration of the acquired operations represents changes in our internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. We have made and continue to make significant investments to implement and evolve our management information systems. In addition, we implemented a new shop floor system in certain of our factories. In July 2013, we acquired a factory in Malaysia, and we are integrating its management information systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new management information systems or upgrade our existing systems. These risks include:

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. We have also exercised our option to increase our ownership interest in J-Devices from 30% to 60% in 2013 and from 60% to 65.7% in 2015, and we have an additional option to increase our ownership to 80% in 2016. We are integrating the recently acquired operation in Malaysia, and we anticipate that in the future we will need to integrate J-Devices with our existing operations. In addition, J-Devices continues to integrate the acquisitions it has recently completed with its operations. Furthermore, the governance provisions applicable to J-Devices restrict our ability to cause J-Devices to take certain actions without the consent of the other investors. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely Including Any Disruption that May Occur in the Supply of Certain Metals due to New Regulations Regarding the Supply of Minerals from Conflict Zones.

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers' supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of 28 nanometer wafers to some of our customers in 2012 delayed or otherwise adversely impacted the demand for certain of our advanced packaging and test services.

Rules adopted by the Securities and Exchange Commission implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and some of our customers are also implementing initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with these requirements and customer initiatives. These requirements and customer initiatives could affect the pricing, sourcing and availability of metals used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the metals we use in our manufacturing process. If we are unable to certify that the metals we use in our packages are conflict-free, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 60.9% of our net sales for the year ended December 31, 2014, and two customers each accounted for more than 10% of our consolidated net sales during the period. The loss of a significant customer, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

The demand for our services from each customer is directly dependent upon that customer’s level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

For example, if a key customer decides to purchase wafers from a semiconductor foundry that provides packaging and test services, our business could be reduced if the customer also engages that foundry for related packaging and test services. We cannot assure that customer decisions regarding the purchase of semiconductor wafers will not significantly and adversely impact customer demand for our packaging and test services.

In addition, from time to time we may acquire or build new facilities, such as our new factory and research and development center in Korea, or migrate existing business among our facilities. In connection with these facility changes, our customers require us to re-qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully re-qualify or that our customers will not qualify our competitors and move the business for such services.

Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $681.1 million in 2014, $566.3 million in 2013 and $533.5 million in 2012. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

In September 2014, we started the construction of our new K5 facility in Korea. We plan to spend approximately $375 million for the construction of the facility in 2015 and 2016, including capitalized interest of $40 million. The land purchase agreement includes various construction, investment, hiring, regulatory and other compliance obligations. There can be no assurance that the new facility will be completed, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, and may be a party to legal proceedings in the future. These proceedings could require significant management time and resources and, if an unfavorable ruling or outcome were to occur in these legal proceedings, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if There Are Changes in Tax Laws or Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws, Including Whether We Continue to Qualify for Our Tax Holidays.

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

Our corporate structure and operations are based, in part, on interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for our tax holidays. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities’ determinations to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.

Intellectual Property - Our Business Will Suffer if We Are Not Able to Develop New Proprietary Technology, Protect Our Proprietary Technology and Operate Without Infringing the Proprietary Rights of Others.

The complexity and breadth of semiconductor packaging and test services are rapidly increasing. As a result, we expect that we will need to develop, acquire and implement new manufacturing processes and packaging technologies and tools in order to respond to competitive industry conditions and customer requirements. Technological advances also typically lead to rapid and significant price erosion and may make our existing packages less competitive or our existing inventories obsolete. If we cannot achieve advances in packaging design or obtain access to advanced packaging designs developed by others, our business could suffer.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the recently settled legal proceedings with Tessera, Inc., which is described in more detail in Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

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

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and similar laws in other jurisdictions impose strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In addition, increasing climate change and environmental concerns could result in our customers requesting that we exceed regulatory standards. Complying with existing and possible future environmental, health and safety laws or related customer requests may impose upon us the need for additional equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations. Furthermore, energy costs in general could increase significantly due to climate change and other regulations.

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

As of December 31, 2014, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. In June 2013, the Kim family exchanged their 2014 Notes for approximately 49.6 million shares of common stock (the "2014 Convert Shares"). The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

The 2014 Convert Shares are subject to a voting agreement. The agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such 2014 Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any 2014 Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the 2014 Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the 2014 Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location and size of our manufacturing facilities are set forth in the table below. All facilities are owned unless otherwise specified.

Approximate Facility Size (Square Feet)
Korea
Gwangju, Korea	1,241,000
Seoul, Korea	668,000
Pupyong, Korea (1)	448,000
Philippines
Muntinlupa, Philippines (2)	648,000
Province of Laguna, Philippines (2)	633,000
China
Shanghai, China (3)	915,000
Taiwan
Hsinchu, Taiwan	489,000
Lung Tan, Taiwan	353,000
Malaysia
Telok Panglima Garang, Malaysia (3)	377,000

Total all facilities	5,772,000

(1)	Includes a lease for 44,000 square feet of building space.

(2)
As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest. We also lease 648,000 square feet of building space.

(3)	Land is leased.
During 2013, we purchased land for a factory and research and development center in Korea and in September 2014, we started construction. Construction work is expected to continue into 2016.
J-Devices, our 65.7% owned equity-method joint venture in Japan, operates 13 manufacturing facilities with a total of 3.6 million square feet of space. This includes 0.9 million square feet of leased building space.

Our principal executive office and operational headquarters is located in Tempe, Arizona. In addition to executive staff, the Tempe, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. Our marketing and sales office locations include sites at most of our manufacturing locations as well as Europe, Singapore and the U.S. (Tempe, Arizona; Irvine, San Diego and Santa Clara, California; Boston, Massachusetts and Dallas, Texas).

We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

Item 3.	Legal Proceedings

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, acquisitions, licensing, contracts, tax, regulatory, employee relations and other matters. For a discussion of “Legal Proceedings,” see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

	High	Low
2014
First Quarter	$6.86	$5.12
Second Quarter	12.21	6.88
Third Quarter	11.44	8.41
Fourth Quarter	8.61	5.97
2013
First Quarter	$4.99	$3.99
Second Quarter	4.63	3.60
Third Quarter	4.61	4.01
Fourth Quarter	6.13	4.35

There were approximately 145 holders of record of our common stock as of January 30, 2015.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, our U.S. revolving credit agreement and the indentures governing our senior notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	—	$—	—	$91,586,032
November 1-November 30	35,778	6.45	—	91,586,032
December 1-December 31	46	7.19	—	91,586,032
Total	35,824	$6.46	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2013 and 2014, we made no common stock purchases, and at December 31, 2014, approximately $91.6 million was available pursuant to the stock repurchase program.

PERFORMANCE GRAPH(1)

(1)
The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014
Amkor Technology, Inc.	$100.00	$103.49	$60.89	$59.23	$85.61	$99.16
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
PHLX Semiconductor	100.00	115.11	116.95	129.28	169.57	215.25

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, have been derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following selected consolidated financial data as of December 31, 2012, 2011 and 2010, and for the years ended December 31, 2011 and 2010, have been derived from audited financial statements not included herein. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2014 (c)	2013 (d)	2012	2011	2010
	(In thousands, except per share data)
Income Statement Data:
Net sales	$3,129,440	$2,956,450	$2,759,546	$2,776,359	$2,939,483
Gross profit (a)	552,822	544,513	423,810	490,569	663,756
Operating income	221,460	232,109	152,692	193,670	373,798
Loss on debt retirement (b)	757	12,330	1,199	15,531	18,042
Income tax expense	33,845	22,646	17,001	7,124	19,012
Equity in earnings of J-Devices (c)	31,654	10,316	5,592	7,085	6,435
Net income (a) (c)	133,887	111,657	42,702	93,095	232,147
Net income attributable to Amkor	130,386	109,296	41,818	91,808	231,971
Net income attributable to Amkor per common share:
Basic	$0.56	$0.58	$0.26	$0.48	$1.26
Diluted	$0.55	$0.50	$0.24	$0.39	$0.91

Other Financial Data:
Depreciation and amortization	$464,706	$410,346	$370,479	$335,644	$323,608
Payments for property, plant and equipment	681,120	566,256	533,512	466,694	445,669

Balance Sheet Data:
Cash and cash equivalents	$449,946	$610,442	$413,048	$434,631	$404,998
Working capital	497,358	541,480	438,781	354,644	289,859
Total assets	3,635,405	3,427,298	3,025,215	2,773,047	2,736,822
Non-current liabilities, including debt	1,803,879	1,771,422	1,705,794	1,429,640	1,327,933
Total Amkor stockholders’ equity	1,116,235	953,740	657,955	693,266	630,013

(a)
In January 2015, we reached a resolution to a patent license dispute and entered into a settlement agreement. During 2014, 2013 and 2012 we recorded charges of $75.3 million, $10.0 million and $50.0 million, respectively, to cost of sales and $13.7 million, $1.8 million, and $6.0 million, respectively, to interest expense relating to this patent license dispute.

(b)
During 2013, we exchanged debt for shares of our common stock and a cash payment and recorded a charge of $11.6 million. During 2011, we recorded a net loss of $15.5 million related to the tender and call of debt and the write-off of associated unamortized deferred debt issuance costs. During 2010, we recorded a net loss of $18.0 million related to several debt transactions.

(c)
On June 30, 2014, we sold 100% of the shares of our previously wholly-owned subsidiary in Japan to J-Devices, our equity-method joint venture in Japan. Subsequent to June 30, 2014, the results of the divested entity are included in J-Devices' financial results and in our corresponding equity in earnings of J-Devices. We recognized a net gain on the sale of $9.2 million in other (income) expense, net. In addition, J-Devices recognized a gain on the transaction, which increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

(d)
On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals: capitalizing on our investments in services for advanced technologies, improving utilization of existing assets and selectively growing our scale and scope through strategic investments.

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above our corporate average. This is particularly true in the mobile device market, where growth has outpaced the semiconductor industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Our technology leadership and this technology transition create significant growth opportunities for us.

We typically look for opportunities in the advanced packaging and test area where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. For example, we are currently working to expand our sales to Chinese and Taiwanese fabless chip companies that make up a significant portion of the mid-tier and entry-level segments of the mobile device market where much of the growth is occurring. In addition, we are seeking out new customers and deepening our engagement with existing customers. This includes an expanded emphasis on the automotive market where semiconductor content continues to grow and in the analog area for our mainstream wirebond technologies.

From time to time we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in 2009 we invested in J-Devices Corporation, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 65.7% in 2015. In 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. In addition to adding a new revenue stream from our then existing customer, Toshiba, we are now also servicing other customers in this factory. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership.

Our IDM customers include: Intel Corporation; Micron Technology, Inc.; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Altera Corporation; Avago Technologies; Broadcom Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

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

2014 Financial Highlights

Our net sales increased $173.0 million or 5.9% to $3,129.4 million in 2014 from $2,956.5 million in 2013. The increase in net sales in 2014 compared to 2013 was the result of strong demand for wafer services supporting mobile communications, a full year of results from our power discrete business in Malaysia acquired in mid-2013, strong demand for NAND memory and growth in our automotive business.

Gross margin in 2014 benefitted primarily from higher net sales and increased utilization. Gross margin was negatively impacted by 2.4 percentage points in 2014 for charges related to the settlement of patent license litigation in January 2015.

On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices, our equity-method joint venture in Japan. The results of the divested entity subsequent to June 30, 2014 are included in J-Devices' financial results and in our corresponding equity in earnings of J-Devices. As a result of this transaction, we recognized a net gain of $9.2 million, which included the release of accumulated foreign currency translation adjustments associated with the sold entity. J-Devices also recognized a gain of $14.7 million on the transaction as the fair value of the net assets acquired in excess of the purchase price, which resulted in an increase in our equity in earnings of J-Devices of $8.8 million. The combined net gain we recognized for the year ended December 31, 2014, was $18.0 million.

In 2014, our capital expenditures totaled $681.1 million, or 21.8% of net sales, compared to $566.3 million, or 19.2% of net sales in 2013. Our 2014 capital expenditures were primarily focused on investments in advanced packaging and test equipment supporting mobile communications and construction of our new factory and research and development center in Korea.

Net cash provided by operating activities was $613.9 million for the year ended December 31, 2014, compared to $557.5 million for the year ended December 31, 2013. The increase is mainly attributable to revenue growth and improved profitability, partially offset by an increase in working capital.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Materials	36.8%	40.0%	43.2%
Labor	14.0%	14.4%	14.3%
Other manufacturing costs	29.1%	26.8%	25.3%
Patent license litigation	2.4%	0.4%	1.8%
Gross margin	17.7%	18.4%	15.4%
Operating income	7.1%	7.9%	5.5%
Income before income taxes and equity in earnings of unconsolidated affiliate	4.3%	4.2%	2.0%
Net income attributable to Amkor	4.2%	3.7%	1.5%

Net Sales

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012
	(In thousands, except percentages)
Net sales	$3,129,440	$2,956,450	$2,759,546	$172,990	5.9%	$196,904	7.1%
The increase in net sales in 2014 compared to 2013 was driven by strong demand for wafer services supporting mobile communications, a full year of results from our power discrete business in Malaysia acquired in mid-2013, strong demand for NAND memory and growth in our automotive business.

The increase in net sales in 2013 compared to 2012 was attributable to strong demand for wafer-level processing, wirebond NAND memory and flip chip services for mobile communications. The increase in net sales in 2013 was also a result of incremental business from our newly acquired power discrete business in Malaysia. These increases were offset by weakness in demand for products in the consumer end market, including gaming and home electronics.

Gross Margin

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012
	(In thousands, except percentages)
Gross profit	$552,822	$544,513	$423,810	$8,309	$120,703
Gross margin	17.7%	18.4%	15.4%	(0.7)%	3.0%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Gross margin in 2014 benefitted from higher net sales, increased utilization and lower costs for gold, which is used in many of our wirebond products.

The increase in 2013 was primarily driven by higher net sales and the improved mix of wafer-level processing, test and NAND memory services. Gross margin in 2013 also benefitted from lower costs for gold.

Gross margin was negatively impacted by 2.4, 0.4 and 1.8 percentage points in 2014, 2013 and 2012, respectively, for charges related to the settlement of patent license litigation in January 2015.

Selling, General and Administrative Expenses

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012
	(In thousands, except percentages)
Selling, general and administrative	$254,498	$247,779	$217,000	$6,719	2.7%	$30,779	14.2%

Selling, general and administrative expenses increased in 2014 compared to 2013. The increase was primarily a result of the inclusion of a full year of costs from our power discrete business in Malaysia acquired in mid-2013, partially offset by lower professional fees associated with acquisitions and investments. Selling, general and administrative expenses increased in 2013 compared to 2012. The increase was driven by higher employee compensation costs as well as professional fees associated with litigation and acquisitions.

Research and Development

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012
	(In thousands, except percentages)
Research and development	$76,864	$64,625	$54,118	$12,239	18.9%	$10,507	19.4%

Research and development activities are focused on developing new packaging solutions and test services and improving the efficiency and capabilities of our existing production processes.

Research and development expenses in 2014 increased compared to 2013 primarily attributable to the development activities related to 20 nanometer chipsets with strategic customers that moved into production during the period, increased depreciation expense from research and development investments and higher employee compensation costs. Research and development expenses in 2013 increased compared to 2012 as a result of expanded development activities with strategic customers along with additional depreciation expense resulting from continued investments and higher employee compensation expense.

Other Income and Expense

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012
	(In thousands, except percentages)
Interest expense, including related party	$109,925	$105,908	$97,943	$4,017	3.8%	$7,965	8.1%
Other (income) expense, net	(24,543)	2,214	638	(26,757)	>(100%)	1,576	>100%
Total other expense, net	$85,382	$108,122	$98,581	$(22,740)	(21.0)%	$9,541	9.7%

Interest expense increased in 2014 primarily due to the settlement of patent license litigation. In addition, it increased due to an increase in our senior notes which occurred in 2013, which is offset by a decrease due to the April 2014 conversion of $56.3 million and the June 2013 exchange of $193.7 million of our 6.0% Convertible senior subordinated notes for shares of our common stock. In 2014 and 2013, we capitalized a portion of the interest on our outstanding debt in the amount of $6.9 million and $1.7 million, respectively, in connection with the construction of our new K5 facility in Korea. Interest expense in 2013 increased compared to 2012 due to higher levels of long-term debt. The additional interest expense was partially offset by interest savings from the June 2013 exchange.

Other (income) expense, net in 2014 included net foreign currency gains at various Asian subsidiaries due to favorable exchange rate movements and a net gain on the sale of a subsidiary to J-Devices. Other (income) expense, net in 2013 included a debt retirement charge related to the cash payment we made to holders of the 6.0% Convertible senior subordinated notes. During 2013, we also recorded a net foreign currency gain, which was mainly a result of the depreciation of the Japanese yen relative to the U.S. dollar and the associated impact on our U.S. dollar denominated net monetary assets.

Income Tax Expense

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012
	(In thousands, except percentages)
Income tax expense	$33,845	$22,646	$17,001	$11,199	49.5%	$5,645	33.2%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because we have experienced tax losses in the U.S. and much of our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense is attributable to income tax on profits earned in certain foreign jurisdictions, foreign withholding taxes and minimum taxes. The increase in income tax expense in 2014 is primarily attributable to changes in geographic income mix. The increase in income tax expense in 2013 is attributable to an increase in operating income, an increase in income tax rates in a jurisdiction where the tax holiday has expired and additions to our uncertain tax positions, partially offset by the release of a valuation allowance in a foreign jurisdiction and the utilization of net operating loss carryforwards.

Our income tax expense reflects the applicable tax rates in effect in the various countries around the world where our income is earned and is subject to volatility depending on the relative jurisdictional mix of earnings. Our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operate under tax holidays. We expect our effective tax rate to increase as the tax holidays expire at various dates through 2022.

In connection with our investment in Korea, we intend to increase our capital in Korea within two years by at least $100 million through foreign investment pursuant to the Foreign Investment Promotion Act thereby, availing ourselves of certain additional tax incentives.

See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our income tax expense.

Equity in Earnings of J-Devices

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012
	(In thousands, except percentages)
Equity in earnings of J-Devices	$31,654	$10,316	$5,592	$21,338	>100%	$4,724	84.5%

In April 2013, we increased our ownership interest in J-Devices from 30% to 60%. Additionally, in June 2013, J-Devices acquired three packaging and test facilities from Renesas and in June 2014, J-Devices acquired our Japanese subsidiary. Our equity in earnings of J-Devices for 2014 includes $8.8 million of additional equity in earnings resulting from the gain on J-Devices' purchase of our subsidiary and $8.1 million from the settlement of a take-or-pay arrangement under a manufacturing services agreement.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2014. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the effect of consumer buying patterns in Asia, Europe and the U.S.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.

In January 2015, we settled patent license litigation. We recorded a charge of $75.3 million to cost of sales and $11.8 million to interest expense for the three months ended December 31, 2014. During the three months ended September 30, 2013, we recorded a charge of $10.0 million to cost of sales and $1.0 million to interest expense related to the same litigation. On June 30, 2014, we sold 100% of the shares of our previously wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices. Subsequent to June 30, 2014, the results of the divested entity are included in J-Devices' financial results and in our corresponding equity in earnings of J-Devices. On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition.

The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
	(In thousands, except per share data)
Net sales	$853,113	$812,824	$767,459	$696,044	$754,875	$767,987	$746,059	$687,529
Gross profit	120,071	153,217	150,714	128,820	150,173	141,008	138,379	114,953
Operating income	39,968	75,180	60,961	45,351	74,554	58,014	58,453	41,088
Loss on debt retirement, net	—	—	622	135	711	—	11,619	—
Income tax expense (benefit)	1,420	14,985	12,511	4,929	16,685	12,170	(10,238)	4,029
Equity in earnings of J-Devices	2,485	3,372	20,036	5,761	5,637	3,179	1,445	55
Net income	14,128	48,170	50,406	21,183	41,558	26,004	30,329	13,766
Net income attributable to Amkor	13,135	47,097	49,521	20,633	40,838	25,349	29,727	13,382
Net income attributable to Amkor per common share:
Basic	$0.06	$0.20	$0.21	$0.09	$0.19	$0.12	$0.18	$0.09
Diluted	$0.06	$0.20	$0.21	$0.09	$0.18	$0.11	$0.14	$0.07

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Our liquidity is affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including the payments due in a recently settled patent license litigation, any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of December 31, 2014, we had cash and cash equivalents of $449.9 million. Included in our cash balance as of December 31, 2014, is $269.6 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would incur up to $21.5 million of foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of December 31, 2014, we had availability of $199.6 million under our $200.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $60.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $220.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and repayment of inter-company debt.

As of December 31, 2014, we had $1,530.8 million of debt. Our scheduled principal repayments on debt include $5.0 million due in 2015, $70.0 million due in 2016, $110.0 million due in 2017, $345.0 million due in 2018, $70.0 million due in 2019 and $925.0 million due thereafter. In April 2014, holders of our 6.0% Convertible senior subordinated notes due April 2014 converted the remaining outstanding principal amount of $56.4 million into 18.6 million shares of our common stock, and we repaid $60.0 million of a foreign secured term loan credit facility maturing in July 2017. We were in compliance with all of our debt covenants at December 31, 2014, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the year ended December 31, 2014 and 2013, we sold accounts receivable totaling $340.0 million and $130.2 million, respectively, for a discount, plus fees, of $1.5 million and $0.6 million, respectively. At December 31, 2014 and December 31, 2013, there were outstanding receivables of $102.7 million and $96.0 million, respectively, which had been sold to financial institutions under these arrangements.

In order to reduce our debt and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise and is subject to the terms of our indentures and other debt agreements, market conditions and other factors.

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by calculations based upon cumulative net income. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. We are evaluating our alternatives, and if we decide to adopt a new plan, we may be required to fund a portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $146.7 million as of December 31, 2014.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. We expect to use cash on hand, proceeds from borrowings under our existing lines of credit or other sources to make these payments. We refer you to Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the litigation relating to Amkor's license agreement with Tessera.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At December 31, 2014, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers. In 2014, our capital expenditures totaled $681.1 million or approximately 21.8% of net sales, including $37.7 million for our new K5 facility. Our spending was primarily focused on investments in advanced packaging and test equipment supporting mobile communications.

In September 2014, we started the construction of our new K5 facility in Korea. We plan to spend approximately $375 million for the construction of the facility in 2015 and 2016, including capitalized interest of $40 million.

We expect that our 2015 capital expenditures will be approximately $600 million, approximately $150 million of which will be spent on the construction of our new K5 facility. Our expected capital expenditures will primarily support customer demand for packaging and test services related to mobile communications. Ultimately, the amount of our 2015 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In January 2015, we exercised our option to increase our ownership interest of J-Devices from 60% to 65.7% for an aggregate purchase price of ¥1.5 billion ($12.9 million). We expect to exercise our option to further increase our ownership in J-Devices to 80% in the fourth quarter of 2015, subject to market and other conditions at the time of exercise. If we exercise our 80% option, certain governance restrictions of our shareholders' agreement will lapse, and we will begin consolidating the financial results of J-Devices at that time. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2014 was as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities	$613,909	$557,536	$389,063
Investing activities	(694,478)	(640,494)	(520,121)
Financing activities	(79,995)	280,145	110,032

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2014, increased by $56.4 million compared to the year ended December 31, 2013. The increase is primarily attributable to net sales growth and improved profitability, partially offset by an increase in working capital. Our cash provided by operating activities for the year ended December 31, 2013, increased by $168.5 million compared to the year ended December 31, 2012. The increase is primarily attributable to higher net sales and improved profitability.

Investing activities:  Our cash flow used in investing activities is principally for payments for property, plant and equipment. The net cash used in investing activities for the year ended December 31, 2014, included cash transferred on the sale of our subsidiary to J-Devices, net of proceeds. The net cash used in investing activities for the year ended December 31, 2013, included payments for the land relating to K5, an investment in J-Devices and our power discrete business in Malaysia, offset by proceeds from the January 2013 sale of office space and land.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2014 was driven by our repayment of borrowings at our subsidiary in Korea and the final payment for our acquired power discrete business in Malaysia. The net cash provided by financing activities during 2013 primarily resulted from the issuance of senior notes and borrowings at our subsidiary in Korea, offset by foreign debt payments.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. We had negative free cash flow of $67.2 million for the year ended December 31, 2014, primarily due to our investments to support customer demand for packaging and test services related to mobile communications.

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$613,909	$557,536	$389,063
Payments for property, plant and equipment	(681,120)	(566,256)	(533,512)
Free cash flow	$(67,211)	$(8,720)	$(144,449)

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Total debt	$1,525,000	$5,000	$70,000	$110,000	$345,000	$70,000	$925,000
Scheduled interest payment obligations (1)	556,100	94,951	93,525	89,377	75,445	62,646	140,156
Purchase obligations (2)	307,222	247,345	46,784	2,406	4,849	1,017	4,821
Operating lease obligations	52,091	13,116	7,792	6,336	6,029	6,194	12,624
Severance obligations (3)	146,661	13,226	12,018	10,946	9,965	9,076	91,430
Settlement payments (4)	155,000	38,750	38,750	38,750	38,750	—	—
Total contractual obligations	$2,742,074	$412,388	$268,869	$257,815	$480,038	$148,933	$1,174,031

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2014, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at December 31, 2014, including $220 million for construction obligations for K5.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)	Represents settlement payments for patent license litigation. See Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2014, include:

•	$19.2 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$10.5 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Contingencies

We refer you to Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

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

Revenue Recognition.  We recognize revenue from our packaging and test services, net of value-added or other similar taxes, when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

We generally do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in our Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience and specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specific identification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectibility issues. Historically, our allowance for doubtful accounts has been immaterial.

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

Valuation of Inventory.  We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs, we reduce the carrying value of our inventory. Additionally, we reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

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

Legal Contingencies.  We may be subject to certain legal proceedings, lawsuits and other claims. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred.

Our assessment of required reserves may change in the future due to new developments in each matter. The present legislative and litigation environment is substantially uncertain, and it is possible that our liquidity, results of operations, financial position and cash flows could be materially and adversely affected by an unfavorable outcome or settlement of pending litigation and other claims.

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting currency and the functional currency for our subsidiaries, with the exception of our equity-method investee, J-Devices, where the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2014, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $18 million lower due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2014, approximately 95% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won for local country sales. For the year ended December 31, 2014, approximately 63% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2014, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2014, exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of December 31, 2014, our operating income would have been approximately $100 million lower due to this exposure.

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

Our consolidated financial statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the years ended December 31, 2014 and 2013, was a net foreign translation loss of $18.0 million and $17.0 million, respectively, and was recognized as an adjustment to equity through other comprehensive loss.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. Our fixed rate debt consists of senior notes and our variable rate debt principally relates to foreign borrowings and revolving credit facilities. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long term debt:
Fixed rate debt (In thousands)	$—	$—	$—	$345,000	$—	$925,000	$1,270,000	$1,268,619
Average interest rate	—%	—%	—%	7.4%	—%	6.5%	6.7%
Variable rate debt (In thousands)	$5,000	$70,000	$110,000	$—	$70,000	$—	$255,000	$254,999
Average interest rate	3.3%	4.0%	3.6%	—%	3.9%	—%	3.8%
Total debt (In thousands)	$5,000	$70,000	$110,000	$345,000	$70,000	$925,000	$1,525,000	$1,523,618

For information regarding the fair value of our long-term debt, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 19, 2015

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$3,129,440	$2,956,450	$2,759,546
Cost of sales	2,576,618	2,411,937	2,335,736
Gross profit	552,822	544,513	423,810
Selling, general and administrative	254,498	247,779	217,000
Research and development	76,864	64,625	54,118
Total operating expenses	331,362	312,404	271,118
Operating income	221,460	232,109	152,692
Interest expense	104,956	96,739	83,974
Interest expense, related party	4,969	9,169	13,969
Other (income) expense, net	(24,543)	2,214	638
Total other expense, net	85,382	108,122	98,581
Income before taxes and equity in earnings of unconsolidated affiliate	136,078	123,987	54,111
Income tax expense	33,845	22,646	17,001
Income before equity in earnings of unconsolidated affiliate	102,233	101,341	37,110
Equity in earnings of J-Devices	31,654	10,316	5,592
Net income	133,887	111,657	42,702
Net income attributable to noncontrolling interests	(3,501)	(2,361)	(884)
Net income attributable to Amkor	$130,386	$109,296	$41,818
Net income attributable to Amkor per common share:
Basic	$0.56	$0.58	$0.26
Diluted	$0.55	$0.50	$0.24
Shares used in computing per common share amounts:
Basic	230,710	187,032	160,105
Diluted	236,731	235,330	243,004

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$133,887	$111,657	$42,702
Other comprehensive (loss) income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	(1,512)	4,360	5,137
Foreign currency translation adjustment	(11,964)	(4,895)	(2,688)
Equity interest in J-Devices' other comprehensive loss, net of tax	(19,136)	(10,961)	(2,057)
Total other comprehensive (loss) income	(32,612)	(11,496)	392
Comprehensive income	101,275	100,161	43,094
Comprehensive income attributable to noncontrolling interests	(3,501)	(2,361)	(884)
Comprehensive income attributable to Amkor	$97,774	$97,800	$42,210

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$449,946	$610,442
Restricted cash	2,681	2,681
Accounts receivable, net of allowances of $1,377 and $7,120	469,683	385,542
Inventories	223,379	200,423
Other current assets	52,259	33,328
Total current assets	1,197,948	1,232,416
Property, plant and equipment, net	2,206,476	2,006,553
Investments	117,733	105,214
Restricted cash	2,123	2,234
Other assets	111,125	80,881
Total assets	$3,635,405	$3,427,298

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$5,000	$61,350
Trade accounts payable	309,025	260,534
Capital expenditures payable	127,568	104,800
Accrued expenses	258,997	264,252
Total current liabilities	700,590	690,936
Long-term debt	1,450,824	1,516,390
Long-term debt, related party	75,000	75,000
Pension and severance obligations	152,673	165,073
Other non-current liabilities	125,382	14,959
Total liabilities	2,504,469	2,462,358
Commitments and contingencies (Note 18)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,231 and 262,109 shares issued, and 236,627 and 216,702 shares outstanding, in 2014 and 2013, respectively	282	262
Additional paid-in capital	1,878,810	1,812,530
Accumulated deficit	(516,962)	(647,348)
Accumulated other comprehensive loss	(32,867)	(255)
Treasury stock, at cost, 45,604 and 45,407 shares in 2014 and 2013, respectively	(213,028)	(211,449)
Total Amkor stockholders’ equity	1,116,235	953,740
Noncontrolling interests in subsidiaries	14,701	11,200
Total equity	1,130,936	964,940
Total liabilities and equity	$3,635,405	$3,427,298

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2011	197,359	$197	$1,611,242	$(798,462)	$10,849	(28,731)	$(130,560)	$693,266	$7,955	$701,221
Net income	—	—	—	41,818	—	—	—	41,818	884	42,702
Other comprehensive income	—	—	—	—	392	—	—	392	—	392
Repurchase of common stock	—	—	—	—	—	(16,472)	(79,814)	(79,814)	—	(79,814)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(109)	(609)	(609)	—	(609)
Issuance of stock through share-based compensation plans	350	1	181	—	—	—	—	182	—	182
Share-based compensation expense	—	—	2,720	—	—	—	—	2,720	—	2,720
Balance at December 31, 2012	197,709	$198	$1,614,143	$(756,644)	$11,241	(45,312)	$(210,983)	$657,955	$8,839	$666,794
Net income	—	—	—	109,296	—	—	—	109,296	2,361	111,657
Other comprehensive loss	—	—	—	—	(11,496)	—	—	(11,496)	—	(11,496)
Conversion of debt to common stock	64,027	64	194,970	—	—	—	—	195,034	—	195,034
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(95)	(466)	(466)	—	(466)
Issuance of stock through share-based compensation plans	373	—	446	—	—	—	—	446	—	446
Share-based compensation expense	—	—	2,971	—	—	—	—	2,971	—	2,971
Balance at December 31, 2013	262,109	$262	$1,812,530	$(647,348)	$(255)	(45,407)	$(211,449)	$953,740	$11,200	$964,940
Net income	—	—	—	130,386	—	—	—	130,386	3,501	133,887
Other comprehensive loss	—	—	—	—	(32,612)	—	—	(32,612)	—	(32,612)
Conversion of debt to common stock	18,632	19	56,331	—	—	—	—	56,350	—	56,350
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(197)	(1,579)	(1,579)	—	(1,579)
Issuance of stock through share-based compensation plans	1,490	1	6,249	—	—	—	—	6,250	—	6,250
Share-based compensation expense	—	—	3,700	—	—	—	—	3,700	—	3,700
Balance at December 31, 2014	282,231	$282	$1,878,810	$(516,962)	$(32,867)	(45,604)	$(213,028)	$1,116,235	$14,701	$1,130,936

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$133,887	$111,657	$42,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464,706	410,346	370,479
Amortization of deferred debt issuance costs and premiums	2,237	2,880	3,663
Deferred income taxes	(17,190)	(8,256)	6,078
Equity in earnings of unconsolidated affiliate	(31,654)	(10,316)	(5,592)
Loss on debt retirement	—	11,619	737
(Gain) loss on disposal of fixed assets, net	1,276	(2,545)	(1,676)
Share-based compensation	3,700	2,971	2,720
Gain on sale of subsidiary to J-Devices	(9,155)	—	—
Other, net	869	(712)	(1,279)
Changes in assets and liabilities:
Accounts receivable	(80,775)	(531)	(97,677)
Inventories	(27,817)	38,248	(29,882)
Other current assets	(8,747)	10,873	(5,015)
Other assets	954	(3,709)	(598)
Trade accounts payable	55,693	(67,198)	17,142
Accrued expenses	16,720	32,001	66,566
Other non-current liabilities	109,205	30,208	20,695
Net cash provided by operating activities	613,909	557,536	389,063
Cash flows from investing activities:
Payments for property, plant and equipment	(681,120)	(566,256)	(533,512)
Proceeds from sale of property, plant and equipment	2,815	27,209	2,727
Acquisition of business, net of cash acquired	—	(41,865)	—
Cash transferred on sale of subsidiary to J-Devices, net of proceeds	(15,774)	—	—
Payments from J-Devices	—	8,843	15,484
Investment in J-Devices	—	(67,372)	—
Purchase of short-term investment	(20,000)	—	—
Proceeds from short-term investment	20,000	—	—
Other investing activities	(399)	(1,053)	(4,820)
Net cash used in investing activities	(694,478)	(640,494)	(520,121)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	5,000	—
Payments under revolving credit facilities	—	(5,000)	—
Borrowings under short-term debt	—	—	30,000
Payments of short-term debt	—	—	(50,000)
Proceeds from issuance of long-term debt	80,000	375,000	637,528
Payments of long-term debt	(145,000)	(80,000)	(420,116)
Payments for debt issuance costs	(903)	(3,216)	(6,007)
Payments for retirement of debt	—	(11,619)	—
Payment of deferred consideration for an acquisition	(18,763)	—	—
Payments for repurchase of common stock	—	—	(80,946)
Proceeds from issuance of stock through share-based compensation plans	6,250	446	182
Payments of tax withholding for restricted shares	(1,579)	(466)	(609)
Net cash (used in) provided by financing activities	(79,995)	280,145	110,032
Effect of exchange rate fluctuations on cash and cash equivalents	68	207	(557)
Net (decrease) increase in cash and cash equivalents	(160,496)	197,394	(21,583)
Cash and cash equivalents, beginning of period	610,442	413,048	434,631
Cash and cash equivalents, end of period	$449,946	$610,442	$413,048
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100,650	$100,577	$86,138
Income taxes	37,315	18,318	8,199
Non-cash investing and financing activities:
Additions to property, plant and equipment included in capital expenditures payable	127,568	104,800	122,969
Common stock issuance for conversion and exchange in 2014 and 2013, respectively, of 6.0% convertible senior subordinated notes due April 2014, $150 million related party in 2013	56,350	193,650	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years we have built a leading position by:

•	Designing and developing innovative packaging and test technologies;

•	Offering a broad portfolio of cost-effective solutions and services;

•	Successfully penetrating strategic end markets which offer solid growth prospects;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Collaborating with customers, original equipment manufacturers ("OEMs") and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment;

•	Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution and

•
Having a diversified operational scope with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, Malaysia, the Philippines and Taiwan.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3). On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices, our equity-method joint venture in Japan. The financial results of the divested entity were included in our consolidated financial statements up to the date of sale (Note 4) and have subsequently been included in the results of J-Devices. Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, inventory, long lived assets and contingencies. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2014, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.8 million and $0.2 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2014, 2013 or 2012. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at daily exchange rates, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other expense (income) in the period in which they occur.

The local currency is the functional currency of our equity-method investee, J-Devices. The asset and liability amounts of J-Devices are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting transaction exchange gains or losses are included in other expense (income) in the period in which they occur.

Risks and Concentrations

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new package and test technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on materials and equipment suppliers. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures and our ability to control our costs including labor, material, overhead and financing costs.

A significant portion of our revenues is concentrated with a small group of customers (refer to Note 19). The loss of a significant customer, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2014, our cash and cash equivalents were invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Contingencies and Litigation

We may be subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 18. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

loss contingencies if there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Investments

Our investment in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan, is accounted for as an equity method investment. We evaluate our investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the fair value of the investment may be less than its carrying value. See Note 12 for additional information.

Other Assets

Other assets consist principally of deferred tax assets, deferred debt issuance costs and refundable security deposits.

Other Non-current Liabilities

Other non-current liabilities consist primarily of liabilities associated with the settlement of patent license litigation and uncertain income tax positions. See Note 18 for additional information on the settlement.

Treasury Stock

Treasury stock is recognized when outstanding shares are repurchased or otherwise acquired by us, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain restricted share awards under our equity incentive plans. The repurchased and withheld shares are accounted for as treasury stock at cost.

Fair Value Measurements

We apply fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. See Note 17 for further discussion of fair value measurements.

Revenue Recognition

We recognize revenue from our packaging and test services, net of value-added or other similar taxes, when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

We generally do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in our Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience and specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specific identification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectibility issues. Historically, our allowance for doubtful accounts has been immaterial.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are presented in net sales. Costs incurred for shipping and handling are included in cost of sales.

Research and Development Costs

Research and development expenses include costs attributable to the conduct of research and development programs primarily related to the development of new package designs or technologies and improving the efficiency and capabilities of our existing production processes. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation and maintenance of research equipment, services provided by outside contractors and the allocable portions of facility costs such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

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

We recognize in our Consolidated Financial Statements the impact of an income tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Related interest and penalties are classified as income taxes in the financial statements. See Note 7 for more information regarding unrecognized income tax benefits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia, and subsequently changed the name of the entity to Amkor Technology Malaysia Sdn. Bhd. The total price for the shares was $61.2 million, based on the net asset value at closing. We paid $42.4 million in cash at closing and paid the remaining $18.8 million in March 2014. We were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products. The license has a royalty cap of ¥1.5 billion (approximately $13 million). Under the purchase method of accounting, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record any goodwill as a result of the acquisition.

4.	Sale of Subsidiary to J-Devices

On June 30, 2014, we sold 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices, our equity-method joint venture in Japan, for ¥1.1 billion ($9.6 million). For additional information regarding our investment in J-Devices, we refer you to Note 12. We received ¥0.1 billion ($1.0 million) in cash from J-Devices at closing and will receive the remaining ¥1.0 billion ($8.6 million) by June 30, 2015. We recognized a net gain on the sale of $9.2 million in our consolidated financial statements in other (income) expense, net, which includes a gain of $12.6 million from the release of accumulated foreign currency translation adjustments associated with the entity (Note 16). J-Devices recognized a gain of $14.7 million on the transaction in its consolidated financial statements as the fair value of the net assets acquired exceeded the purchase price. The gain recognized by J-Devices increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

5.	Share-Based Compensation Plans

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the years ended December 31, 2014, 2013 and 2012, we recognized share-based compensation attributable to stock options and restricted shares of $3.7 million, $3.0 million and $2.7 million, respectively, primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Equity Incentive Plan

Amended and Restated 2007 Equity Incentive Plan.  The Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The 2007 Plan has a contractual life of ten years and can be terminated at the discretion of the Board of Directors. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan and at December 31, 2014 there were 11.4 million shares available for grant.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes our stock option activity for the year ended December 31, 2014:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	4,873	$6.52
Granted	330	8.15
Exercised	(1,011)	6.18
Forfeited or expired	(370)	11.71
Outstanding at December 31, 2014	3,822	$6.25	6.61	$6,376
Fully vested at December 31, 2014 and expected to vest thereafter	3,798	$6.26	6.59	$6,325
Exercisable at December 31, 2014	2,113	$7.17	4.93	$2,454

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Year Ended December 31,
	2014	2013	2012
Expected life (in years)	6.1	6.2	6.0
Risk-free interest rate	2.0%	1.7%	1.0%
Volatility	57%	60%	65%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$4.46	$2.49	$2.68

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $4.3 million as of December 31, 2014, which is expected to be recognized over a weighted-average period of approximately 2.5 years beginning January 1, 2015.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

the date of grant. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period or to the date on which the recipient becomes retirement eligible, if shorter. Upon vesting of restricted stock awards, we may issue new shares of common or treasury stock.

The following table summarizes our restricted share activity for the year ended December 31, 2014:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2013	1,172	$4.83
Awards granted	—	—
Awards vested	(479)	5.18
Awards forfeited	(33)	4.68
Nonvested at December 31, 2014	660	$4.58

Total unrecognized compensation cost, net of a forfeiture estimate, was $2.6 million as of December 31, 2014, which is expected to be recognized over a weighted average period of approximately 2.1 years beginning January 1, 2015.

6.	Other Income and Expense

Other income and expense consists of the following:

	December 31,
	2014	2013	2012
	(In thousands)
Interest income	$(3,359)	$(3,785)	$(3,160)
Foreign currency (gain) loss, net	(9,808)	(5,626)	4,185
Loss on debt retirement	757	12,330	1,199
Gain on sale of subsidiary to J-Devices (Note 4)	(9,155)	—	—
Other income, net	(2,978)	(705)	(1,586)
Total other (income) expense, net	$(24,543)	$2,214	$638

7.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$16,571	$(36,829)	$17,062
Foreign	119,507	160,816	37,049
Total income before income taxes	$136,078	$123,987	$54,111

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current
Federal	$—	$—	$—
State	(46)	—	(75)
Foreign	51,081	30,902	10,998
	51,035	30,902	10,923
Deferred
Federal	—	(8,556)	1,859
State	—	9	266
Foreign	(17,190)	291	3,953
	(17,190)	(8,256)	6,078
Total provision	$33,845	$22,646	$17,001

Effective Tax Rate	24.9%	18.3%	31.4%

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S. federal tax at 35%	$47,627	$43,396	$18,939
State taxes, net of federal benefit	1,940	1,124	1,126
Foreign income taxed at different rates	6,579	(17,814)	(14,717)
Foreign exchange (loss) gain	(17,321)	844	12,329
Change in valuation allowance	(13,527)	(32,415)	(3,112)
Adjustments related to prior years	3,643	2,727	(2,464)
Income tax credits generated	(2,557)	(2,622)	(1,370)
Repatriation of foreign earnings and profits	3,958	6,499	3,240
Expiration of capital loss carryforward	—	15,555	—
Expiration of net operating losses	2,534	—	—
Equity in earnings of J-Devices	—	—	2,404
Debt conversion costs	—	4,067	—
Other	969	1,285	626
Total	$33,845	$22,646	$17,001

During 2013, we incurred costs which are not deductible for income tax purposes including certain costs in connection with the exchange of the 2014 Notes for shares of our common stock. The 2014 change in foreign income taxed at different rates is due to a change in the geographic income mix which resulted in a lower tax benefit in the current year.

Income tax expense in 2012 includes deferred taxes on undistributed earnings from our investment in J-Devices. In 2013 and 2014, deferred taxes were not required as a result of a change in our ownership structure of our investment in J-Devices.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$120,639	$147,905
Income tax credits	24,754	27,751
Property, plant and equipment	19,796	14,390
Accrued liabilities	76,682	57,374
Unrealized foreign exchange loss	4,947	3,893
Other	12,963	15,137
Total deferred tax assets	259,781	266,450
Valuation allowance	(149,847)	(179,183)
Total deferred tax assets net of valuation allowance	109,934	87,267
Deferred tax liabilities:
Property, plant and equipment	27,921	21,716
Deferred gain	5,036	6,295
Other	2,844	1,967
Total deferred tax liabilities	35,801	29,978
Net deferred tax assets	$74,133	$57,289
Recognized as:
Other current assets	$21,864	$10,729
Other assets	54,950	47,609
Accrued expenses	(1,092)	(97)
Other non-current liabilities	(1,589)	(952)
Total	$74,133	$57,289

In 2014, the valuation allowance on our deferred tax assets decreased by $29.3 million primarily as a result of the utilization of domestic net operating loss carryforwards and the reduction of valuation allowance as the result of the sale of a subsidiary.

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

As a result of certain income tax accounting realization requirements with respect to accounting for share-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. If such deferred tax assets are subsequently realized, they will be recorded to contributed capital in the amount of $6.9 million. As a result of net operating loss carryforwards, we were not able to

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

recognize the excess tax benefits of stock option deductions in 2014 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in China, Korea, Malaysia, the Philippines and Taiwan was subject to reduced income tax rates and in some cases is exempt from income taxes. The reduced tax rates or tax exemptions expire at various dates through 2022. We recognized $0.9 million, $4.8 million and $13.7 million in tax benefits as a result of the tax holidays in 2014, 2013 and 2012, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.00, $0.02 and $0.06 for 2014, 2013 and 2012, respectively.

Our net operating loss carryforwards (“NOL’s”) are as follows:

	For the Year Ended December 31,
	2014	2013	Expiration
	(In thousands)
U.S. Federal NOL’s	$317,841	$342,770	2021-2033
U.S. State NOL’s	173,756	197,618	2015-2031
Foreign NOL’s	4,962	38,337	2015-2024

The deferred tax assets associated with certain of our foreign net operating losses have been reserved with a valuation allowance. The deferred tax assets associated with our U.S. federal and state net operating losses available for carryforward have been fully reserved with valuation allowances at December 31, 2014 and 2013. Also, our ability to utilize our U.S. net operating loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2014, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $8.1 million, expiring in 2016 and income tax credits totaling $11.1 million expiring in varying amounts through 2019 at our subsidiary in Korea. The deferred tax assets associated with the U.S. foreign income tax credits and certain foreign income tax credits have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2014, 2013 and 2012 have been recognized in our income tax provision.

Income taxes have not been provided on approximately $721.7 million of the undistributed earnings of our foreign subsidiaries at December 31, 2014, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $21.5 million and insignificant U.S. federal income tax after foreign tax credits.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. The conclusion of examination of our 2008-2012 Korean income tax returns during 2014 did not result in any significant additional impact to income tax expense. Current examinations include our 2010, 2012 and 2013 Philippines income tax returns. We have tax returns that are open to examination in various jurisdictions for tax years 2009-2014. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at January 1	$27,128	$8,218	$7,930
Additions based on tax positions related to the current year	6,032	17,752	5,551
Additions for tax positions of prior years	1,240	2,723	54
Reductions for tax positions of prior years	(15,433)	(108)	(4,091)
Reductions related to settlements with tax authorities	(6,297)	(1,353)	(1,226)
Reductions from lapse of statutes of limitations	—	(104)	—
Balance at December 31	$12,670	$27,128	$8,218

The net decrease in our unrecognized tax benefits was $14.5 million from December 31, 2013 to December 31, 2014. Our unrecognized tax benefits decreased primarily because of a $15.4 million reduction related to the application of a tax law change and a $5.1 million reduction related to the settlement of a tax examination in a foreign jurisdiction. These decreases were offset by $6.0 million of additions related to income attribution and other unrecognized tax benefits. At December 31, 2014, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $10.5 million as of December 31, 2014, and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above include positions that have reduced deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

It is reasonably possible that the total amount of unrecognized tax benefits related to revenue attribution will decrease by up to $0.6 million due to the lapse of statues of limitations in foreign jurisdictions.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income attributable to Amkor	$130,386	$109,296	$41,818
Income allocated to participating securities	(372)	(681)	(212)
Net income available to Amkor common stockholders — basic	130,014	108,615	41,606
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	6	93	212
Interest on 6.0% convertible notes due 2014, net of tax	1,039	9,440	16,103
Net income attributable to Amkor — diluted	$131,059	$118,148	$57,921

Weighted average shares outstanding — basic	230,710	187,032	160,105
Effect of dilutive securities:
Stock options and restricted share awards	712	21	241
6.0% convertible notes due 2014	5,309	48,277	82,658
Weighted average shares outstanding — diluted	236,731	235,330	243,004
Net income attributable to Amkor per common share:
Basic	$0.56	$0.58	$0.26
Diluted	0.55	0.50	0.24

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock options and restricted share awards	1,303	4,890	4,416

9.	Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2014 and 2013, we sold accounts receivable totaling $340.0 million and $130.2 million, respectively, for a discount, plus fees, of $1.5 million and $0.6 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

10.	Inventories

Inventories consist of the following:

	December 31,
	2014	2013
	(In thousands)
Raw materials and purchased components	$161,942	$147,292
Work-in-process	61,437	53,131
Total inventories	$223,379	$200,423

11.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2014	2013
	(In thousands)
Land	$207,985	$208,048
Land use rights	26,845	26,845
Buildings and improvements	940,846	911,258
Machinery and equipment	3,953,891	3,577,045
Software and computer equipment	185,243	193,641
Furniture, fixtures and other equipment	15,347	17,430
Construction in progress	39,261	27,039
Total property, plant and equipment	5,369,418	4,961,306
Less accumulated depreciation and amortization	(3,162,942)	(2,954,753)
Total property, plant and equipment, net	$2,206,476	$2,006,553

Depreciation expense was $463.5 million, $406.7 million and $366.6 million for 2014, 2013 and 2012, respectively.

In 2013, we purchased land and have commenced construction activities for K5. We have recorded capitalized interest related to these activities of $8.6 million and $1.7 million as of December 31, 2014 and 2013, respectively.

12.	Investments

Investments consist of the following:

	December 31,
	2014		2013
	Carrying Value	Ownership Interest	Carrying Value	Ownership Interest
	(In thousands, except percentages)
Investment in unconsolidated affiliate	$117,733	60.0%	$105,214	60.0%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

J-Devices Corporation

In October 2009, Amkor and Toshiba invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices Corporation. We invested $16.7 million for our original 30% equity interest and options to acquire additional equity interests. We exercised our options and increased our ownership interest in J-Devices from 30% to 60% in April 2013, for an aggregate purchase price of $67.4 million, and from 60% to 65.7% in January 2015, for an aggregate purchase price of $12.9 million. J-Devices is now owned 65.7% by Amkor and 34.3% by the former shareholders of NMD.

The remaining option is exercisable at our discretion and permits us to increase our ownership interest in J-Devices up to 80% in 2015 and thereafter by purchasing shares owned by the other shareholders. The option becomes exercisable in the fourth quarter of 2015, and if exercised, we would expect closing to occur in the first half of the following year, subject to regulatory approval. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based on the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

On June 30, 2014, J-Devices purchased 100% of the shares of our previously wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan. For additional information regarding this transaction, we refer you to Note 4.

Our share of the undistributed retained earnings of J-Devices amounted to approximately $63.5 million and $31.8 million as of December 31, 2014 and 2013, respectively.

13.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
	(In thousands)
Payroll and benefits	$77,635	$75,909
Deferred revenue and customer advances	56,829	44,764
Accrued settlement costs (Note 18)	32,414	43,324
Income taxes payable	31,580	17,528
Accrued interest	15,947	21,807
Accrued severance plan obligations (Note 15)	13,226	11,197
Acquisition payable (Note 3)	—	17,897
Other accrued expenses	31,366	31,826
Total accrued expenses	$258,997	$264,252

Accrued settlement costs relate to amounts due as a result of a patent license dispute (Note 18).

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

14.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2014	2013
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Senior subordinated notes:
6.0% Convertible senior subordinated notes, due April 2014 (2)	—	56,350
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 2.00%, due June 2016 (3)	—	—
Term loan, LIBOR plus 3.70%, due June 2016 (4)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.00%, due March 2017 (5)	80,000	—
Term loan, LIBOR plus 3.70%, due July 2017 (6)	30,000	90,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (7)	5,000	10,000
Term loan, LIBOR plus 3.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	—	80,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (8)	—	—
	1,525,000	1,646,350
Add: Unamortized premium	5,824	6,390
Less: Short-term borrowings and current portion of long-term debt	(5,000)	(61,350)
Long-term debt (including related party)	$1,525,824	$1,591,390

(1)
In December 2014, we amended the senior secured revolving credit facility to increase the facility amount from $150.0 million to $200.0 million and extend its term to December 2019. The facility has a letter of credit sub-limit of $25.0 million. As amended, interest is charged under the facility at a floating rate based on the base rate in effect from time to time plus the applicable margins, which range from 0.00% to 0.50% for base rate revolving loans, or LIBOR plus 1.25% to 1.75% for LIBOR revolving loans. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $200.0 million as of December 31, 2014.

(2)
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

(3)
In June 2012, we entered into a $41.0 million revolving credit facility with a Korean Bank with a term of 12 months. The loan is collateralized with substantially all the land, factories and equipment at our facilities in Korea. In June 2013, the facility was amended by extending the term by three years to June 2016. Principal is payable upon maturity. As of December 31, 2014, $41.0 million was available to be borrowed for general working capital purposes.

(4)
In April 2013, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through April 2016 for general working capital purposes and the repayment of inter-company debt. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. As of December 31, 2014, $80.0 million was available to be borrowed.

(5)
In March 2014, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $80.0 million. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. Proceeds were used to prepay our term loan due March 2015. In January 2015, the term loan was amended and now bears interest at 1.80%.

(6)
In June 2012, we entered into a term loan agreement for five years with a Korean bank collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable at maturity. In April 2014, we prepaid $60.0 million of the outstanding balance of the term loan. In October 2014, the term loan was amended and now bears interest at LIBOR plus 3.70%.

(7)
In March 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through September 2017. The loan is collateralized by substantially all the land, factories and equipment located at our facilities in Korea. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. At December 31, 2014, $140.0 million was available to be borrowed for capital expenditures.

(8)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of December 31, 2014, $19.0 million was available to be drawn for general corporate purposes and capital expenditures.

Interest Rates

Interest is payable semiannually on our senior notes and interest is payable semi-annually, quarterly or monthly on our variable rate debt. Refer to the table above for the interest rates on our fixed rate debt and to the table below for the interest rates on our variable rate debt.

	Variable Interest Rates at December 31,
	2014	2013
Amkor Technology Korea, Inc.:
Term loan, LIBOR plus 3.70%, due June 2016	3.96%	3.95%
Term loan, foreign currency funding-linked base rate plus 2.00%, due March 2017	3.49%	—%
Term loan, LIBOR plus 3.70%, due July 2017	3.93%	4.14%
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017	3.28%	3.76%
Term loan, LIBOR plus 3.70%, due December 2019	3.93%	3.95%
Term loan, foreign currency funding-linked base rate plus 2.30%, due March 2015	—%	4.29%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants as of December 31, 2014 and 2013.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2015	$5,000
2016	70,000
2017	110,000
2018	345,000
2019	70,000
Thereafter	925,000
Total debt	$1,525,000

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

15.Pension and Severance Plans

Defined Contribution Plans

We sponsor defined contribution plans in Malaysia, Taiwan and the U.S. Total defined contribution expense was $6.8 million, $5.2 million and $4.1 million for 2014, 2013 and 2012, respectively.

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

The changes to the balance of our severance accrual are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of year	$145,373	$126,762	$106,715
Provision of severance benefits	17,593	26,550	19,667
Severance payments	(10,160)	(10,402)	(8,520)
(Gain) loss on foreign currency	(5,926)	2,463	8,900
	146,880	145,373	126,762
Payments remaining with the National Pension Fund	(219)	(241)	(249)
Total severance obligation balance at the end of year	146,661	145,132	126,513
Less current portion of accrued severance obligation (Note 13)	13,226	11,197	9,516
Non-current portion of severance obligation	$133,435	$133,935	$116,997

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$81,572	$80,528
Service cost	5,042	5,909
Interest cost	3,051	3,170
Benefits paid	(2,620)	(1,602)
Actuarial losses (gains)	3,514	(2,513)
Acquisition (Note 3)	—	13,017
Divestiture (Note 4)	(14,814)	—
Effects of curtailment	—	(176)
Settlement	—	(8,701)
Foreign exchange gain	(1,736)	(8,060)
Projected benefit obligation at end of year	74,009	81,572
Change in plan assets:
Fair value of plan assets at beginning of year	50,304	58,146
Actual gain on plan assets	4,149	5,159
Employer contributions	3,756	1,120
Settlement	—	(8,701)
Benefits paid	(2,620)	(1,602)
Foreign exchange loss	(818)	(3,818)
Fair value of plan assets at end of year	54,771	50,304
Funded status of the Plans at end of year	$(19,238)	$(31,268)

The accrued benefit liability, included in pension and severance obligations in the Consolidated Balance Sheets, as of December 31, 2014 and 2013 was $19.2 million and $31.3 million, respectively. The accumulated benefit obligation as of December 31, 2014 and 2013 was $44.1 million and $55.9 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income related to our Plans:

	Prior Service Cost	Actuarial Net (Loss) Gain	Total
	(In thousands)
Balance at December 31, 2012, net of tax	$188	$(5,561)	$(5,373)
Amortization included in net periodic pension cost	250	114	364
Net gain arising during period	—	3,996	3,996
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income	250	4,110	4,360
Balance at December 31, 2013, net of tax	$438	$(1,451)	$(1,013)
Amortization included in net periodic pension cost	102	110	212
Net gain arising during period	—	(1,724)	(1,724)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income	102	(1,614)	(1,512)
Balance at December 31, 2014, net of tax	$540	$(3,065)	$(2,525)

Estimated amortization of cost to be included in 2015 net periodic pension cost	$34	$84	$118

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2014	2013
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$74,044	$73,326
Aggregate fair value of plan assets	54,771	41,957
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	11,854	24,877
Aggregate fair value of plan assets	—	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes net periodic pension costs:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$5,042	$5,909	$6,362
Interest cost	3,051	3,170	3,270
Expected return on plan assets	(3,094)	(3,508)	(3,188)
Amortization of prior service cost	116	231	291
Recognized actuarial loss	141	142	225
Net periodic pension cost	5,256	5,944	6,960
Curtailment (gain) loss	—	(176)	1,089
Settlement loss (gain)	97	(120)	(100)
Total pension expense	$5,353	$5,648	$7,949

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Discount rate for determining net periodic pension cost	3.9%	3.9%	4.2%
Discount rate for determining benefit obligations at year end	4.2%	3.9%	4.0%
Rate of compensation increase for determining net periodic pension cost	4.1%	4.1%	4.5%
Rate of compensation increase for determining benefit obligations at year end	4.7%	4.1%	4.1%
Expected rate of return on plan assets for determining net periodic pension cost	6.2%	6.3%	6.3%

The measurement date for determining the Plans’ assets and benefit obligations is December 31, each year. Discount rates are generally derived from yield curves constructed from high-quality corporate or foreign government bonds, for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our defined benefit plans in Taiwan as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan. The defined benefit pension plans in Japan and Malaysia are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on an asset allocation strategy for our Philippine plan assets of 55% debt securities (primarily Philippines and U.S.) and 45% equity securities (primarily U.S., Philippines and Europe). Philippine plan assets included Amkor common stock totaling $0.7 million and $0.6 million at December 31, 2014, and December 31, 2013, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at December 31, 2014, by asset category utilizing the fair value hierarchy as discussed in Note 17, is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Cash and cash equivalents	$5,742	$—	$5,742
Equity securities
Foreign securities	3,035	—	3,035
U.S. securities	19,790	—	19,790
	22,825	—	22,825
U.S. fixed income funds	4,321	—	4,321
Bonds
U.S. government bonds	—	2,840	2,840
Foreign treasury notes	10,156	—	10,156
	10,156	2,840	12,996
Taiwan retirement fund	8,632	—	8,632
Other	—	255	255
Total	$51,676	$3,095	$54,771

The fair value of our pension plan assets at December 31, 2013, by asset category utilizing the fair value hierarchy as discussed in Note 17, is as follows:

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

We expect to make contributions of $1.7 million during 2015. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2015	$1,384
2016	2,019
2017	1,869
2018	2,430
2019	3,710
2020 to 2024	28,694

16.	Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2012	$(5,373)	$16,346	$268	$11,241
Other comprehensive income (loss) before reclassifications	3,996	(4,895)	(10,961)	(11,860)
Amounts reclassified from accumulated other comprehensive (loss) income	364	—	—	364
Other comprehensive income (loss)	4,360	(4,895)	(10,961)	(11,496)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive (loss) income before reclassifications	(1,724)	623	(19,136)	(20,237)
Amounts reclassified from accumulated other comprehensive (loss) income	212	(12,587)	—	(12,375)
Other comprehensive loss	(1,512)	(11,964)	(19,136)	(32,612)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,829)	$(32,867)

Amounts reclassified out of accumulated other comprehensive (loss) income are included as a component of net periodic pension cost (Note 15) or other (income) expense, net as a result of the release of accumulated foreign currency translation adjustments associated with the sale of our subsidiary in Japan (Note 4).

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable, and certain other current assets and accrued expenses approximate carrying values because of their short-term nature. The carrying value of other non-current liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

Our recurring fair value measurements consist of the following:

	December 31,
	2014	2013
	(In thousands)
Cash equivalent money market funds (Level 1)	$145,938	$300,352
Restricted cash money market funds (Level 1)	2,681	2,681

We also measure certain assets and liabilities, including property, plant and equipment and our investment in J-Devices, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,268,619	$1,275,824	$1,321,443	$1,276,390
Convertible senior subordinated notes (Level 1)	—	—	102,585	56,350
Term loans (Level 2)	254,999	255,000	320,000	320,000
Total debt	$1,523,618	$1,530,824	$1,744,028	$1,652,740

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

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of December 31, 2014, we had $0.4 million of standby letters of credit outstanding and had an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Proceedings with Tessera, Inc.

Since March 2006, we have been involved in several proceedings with Tessera, Inc. (“Tessera”) related to a license agreement (the “License Agreement”) entered into in 1996 between Tessera and our predecessor. The proceedings generally involved disputes about whether or not Amkor owed Tessera royalties under the License Agreement with respect to certain packages, the termination of the License Agreement and post-termination infringement.

More recently, the proceedings included those instituted in the International Court of Arbitration of the International Chamber of Commerce in 2009 and 2011, the United States District Court for the District of Delaware in 2012, the Superior Court for San Francisco County in 2013, the Patent Trial and Appeal Board at the United States Patent and Trademark Office in 2013 and the California First District Court of Appeal in 2014.

In the second quarter of 2014, the arbitration panel awarded Tessera $113 million plus interest for these past royalties due under the License Agreement. In October 2014, the Superior Court for San Francisco County formally confirmed the arbitration panel's award and entered judgment against Amkor for $128 million plus post-judgment interest at 10% per annum. In November 2014, the California First District Court of Appeal affirmed the Superior Court’s ruling.

In January 2015, the parties entered into a settlement agreement to end all pending proceedings related to the dispute. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015, and continuing through the fourth quarter of 2018, and the parties agreed to a mutual release and dismissal of all claims relating to their pending litigation and arbitration proceedings, including the previously awarded judgment of $128 million plus interest. The settlement agreement also provides that Tessera and Amkor will look for opportunities to engage in potential technology collaboration.

During the three months ended December 31, 2014, we recorded a pre-tax charge of $87.1 million, of which $75.3 million was charged to cost of sales and $11.8 million was charged to interest expense. This charge reflects the aggregate amount due under the settlement agreement, net of amounts previously reserved. At December 31, 2014, the liability was $136.9 million, which reflects the fair value as estimated by discounting the future cash flows using a rate that reflects the estimated rate at which we could obtain financing with similar terms. The remaining amount of the gross settlement charge of $18.1 million will be accreted through interest expense over the four year term of the arrangement to reflect the impact of the time value of money due to the long term nature of the obligation and related payment terms. The current portion is recorded in accrued expenses (Note 13) and the non-current portion is recorded in other non-current liabilities in our consolidated financial statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

Lease Payments
(In thousands)
2015	$13,116
2016	7,792
2017	6,336
2018	6,029
2019	6,194
Thereafter	12,624
Total	$52,091

Rent expense amounted to $28.5 million, $23.8 million and $13.2 million for 2014, 2013 and 2012, respectively.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2015 through 2025 are $19.4 million.

19.	Business Segments, Customer Concentrations and Geographic Information

We operate as a single operating segment as managed by our Chief Executive Officer, who is considered our chief operating decision maker ("CODM"). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of our operating and financial results. We have concluded that we have a single operating segment based on the following:

•	We are managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	We assess performance, including incentive compensation, based on consolidated operating performance and financial results;

•	Our CODM allocates resources and makes other operating decisions based on specific customer business opportunities and

•	We have an integrated process for the design, development and manufacturing services we provide to all of our customers. We also have centralized sales and administrative functions.
The following table presents net sales by product group:

	Net Sales for the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Advanced products	$1,552,948	$1,451,664	$1,302,145
Mainstream products	1,576,492	1,504,786	1,457,401
Total net sales	$3,129,440	$2,956,450	$2,759,546

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on customer location:

	Net Sales for the Year Ended December 31,
	2014	2013	2012
	(In thousands)
China	$270,282	$47,202	$28,641
Ireland	175,095	97,180	110,529
Japan	268,420	394,834	349,360
Singapore	432,942	496,601	452,737
Taiwan	212,719	144,825	99,047
Thailand	104,608	116,376	139,134
Other foreign countries	533,951	454,218	437,148
Total foreign countries	1,998,017	1,751,236	1,616,596
United States	1,131,423	1,205,214	1,142,950
Total net sales	$3,129,440	$2,956,450	$2,759,546

One customer accounted for 17.5%, 23.7% and 21.3% of consolidated net sales in 2014, 2013 and 2012, respectively. Another customer accounted for 13.2% and 10.5% of consolidated net sales in 2014 and 2013, respectively.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net at December 31,
	2014	2013
	(In thousands)
China	$575,207	$524,967
Japan	145	10,799
Korea	948,192	916,777
Malaysia	50,137	61,080
Philippines	301,291	240,187
Taiwan	317,192	236,178
Other foreign countries	293	93
Total foreign countries	2,192,457	1,990,081
United States	14,019	16,472
Total property, plant and equipment, net	$2,206,476	$2,006,553

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

20.	Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The following table summarizes changes to the balance of our accrual associated with these efforts. “Non-cash Amounts” consists of pension plan curtailments and settlements and foreign currency adjustments.

	Employee Separation Costs
	2014	2013
	(In thousands)
Beginning balance	$—	$1,607
Charges	3,889	10,506
Cash Payments	(3,973)	(12,531)
Non-cash Amounts	84	418
Ending balance	$—	$—

During the years ended December 31, 2014, 2013 and 2012, we reduced our workforce through workforce reduction programs. We recorded $3.9 million, $10.5 million and $11.2 million in charges in 2014, 2013 and 2012, respectively. All charges related primarily to cost of sales, except for $3.9 million of charges in 2012, related to selling, general and administrative expenses.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2012	$214,269	(1,626)	(1,486)	(1,400)	$209,757
Year ended December 31, 2013	209,757	(16,860)	(15,555)	1,841	179,183
Year ended December 31, 2014	179,183	(10,838)	(2,534)	(15,964)	149,847

(a)
Column represents adjustments to the deferred tax asset valuation allowance directly through stockholders’ equity for changes in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans and the sale of a subsidiary in 2014.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2015 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2015 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2014:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plan approved by stockholders (1)	3,822	$6.25	11,370
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	3,822		11,370

(1)
As of December 31, 2014, a total of 11.4 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Part II, Item 8 of this Annual Report.

In accordance with Rule 3-09 of Regulation S-X, the consolidated financial statements of J-Devices Corporation for the years ended December 31, 2014 (audited), 2013 and 2012 (unaudited), are included in this Annual Report on Form 10-K as Exhibit 99.1.

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
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 19, 2015
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

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 19, 2015
Stephen D. Kelley

/s/ Joanne Solomon	Executive Vice President and Chief Financial Officer	February 19, 2015
Joanne Solomon

/s/ James J. Kim	Executive Chairman	February 19, 2015
James J. Kim

/s/ John T. Kim	Executive Vice Chairman	February 19, 2015
John T. Kim

/s/ Susan Y. Kim	Director	February 19, 2015
Susan Y. Kim

/s/ Roger A. Carolin	Director	February 19, 2015
Roger A. Carolin

/s/ Winston J. Churchill	Director	February 19, 2015
Winston J. Churchill

Name	Title	Date

/s/ Robert R. Morse	Director	February 19, 2015
Robert R. Morse

/s/ John F. Osborne	Director	February 19, 2015
John F. Osborne

/s/ David N. Watson	Director	February 19, 2015
David N. Watson

/s/ James W. Zug	Director	February 19, 2015
James W. Zug

EXHIBIT INDEX

2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(4)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws as amended on November 5, 2013.(21)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding the 6.00% Convertible Senior Subordinated Notes due 2014.(8)
4.3	Form of Note for the 6.00% Convertible Senior Subordinated Notes due 2014.(8)
4.4	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
4.5	Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 7.375% Senior Notes due 2018.(9)
4.6	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.(11)
4.7	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(11)
4.8	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.(15)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(7)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(5)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(7)*
10.8	Amended and Restated 2007 Equity Incentive Plan.(12)*
10.9	Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.*
10.10	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan. (14)*
10.11	Executive Incentive Bonus Plan.(12)*
10.12	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.13	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
10.14
Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(13)

10.15
First Amendment, dated December 24, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(22)

10.16	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(10)
10.17	Loan Agreement, dated June 28, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank (13)

10.18	Factory Mortgage Agreement, dated June 28, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(13)
10.19	Loan Agreement, dated November 23, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(16)
10.20	Form of Amendment to Factory Mortgage Agreement, dated November 23, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(16)
10.21	Amendment to Loan Agreement, dated November 22, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank(21)
10.22	Credit Facility Agreement, dated March 11, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank(17)
10.23	General Terms and Conditions for Bank Credit Transactions, dated March 11, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank(17)
10.24	Loan Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(20)
10.25	Amendment to Factory Mortgage Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(20)
10.26	Guarantee, dated April 29, 2013, by and between Amkor Technology, Inc. and The Korea Development Bank.(20)
10.27	Amendment to Loan Agreement, dated December 27, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank(21)
10.28	Amendment to Kun Mortgage Agreement, dated April 19, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank.(20)
10.29	Employment Offer Letter, dated April 30, 2013, between Amkor Technology, Inc. and Stephen D. Kelley.(18)*
10.30	Retirement Agreement and Release, dated May 8, 2013, between Amkor Technology, Inc. and Kenneth T. Joyce.(19)*
10.31	Separation and Consulting Agreement, dated July 17, 2013, between Amkor Technology, Inc. and Michael J. Lamble.(20)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers Aarata
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of J-Devices Corporation
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 7, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2011.
(12)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 5, 2012.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2012.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2012.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed September 21, 2012.
(16)	Incorporated by reference to the Company's Current Report on Form 8-K filed November 27, 2012.
(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 3, 2013.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2013.
(19)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 10, 2013.
(20)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2013.
(21)	Incorporated by reference to the Company's Annual Report on Form 10-K filed February 28, 2014.
(22)	Incorporated by reference to the Company's Current Report on Form 8-K filed December 24, 2014.