Form 10-Q
period 2015-03-31
AMKOR TECHNOLOGY, INC.
filed 2015-04-30
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 24, 2015 was 237,374,103.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2015 including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends to our stockholders and the tax impact of dividends from our foreign subsidiaries, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) potential changes to benefit plans for our employees in Korea and related funding requirements, (15) the anticipated schedule for construction of our new factory and research and development facility in Korea, (16) our plan to increase our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (19) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net sales	$742,875	$696,044
Cost of sales	607,928	567,224
Gross profit	134,947	128,820
Selling, general and administrative	62,942	62,424
Research and development	18,026	21,045
Total operating expenses	80,968	83,469
Operating income	53,979	45,351
Interest expense	23,777	23,722
Interest expense, related party	1,242	1,242
Other (income) expense, net	(498)	36
Total other expense, net	24,521	25,000
Income before taxes and equity in earnings of unconsolidated affiliate	29,458	20,351
Income tax expense	5,999	4,929
Income before equity in earnings of unconsolidated affiliate	23,459	15,422
Equity in earnings of J-Devices	6,238	5,761
Net income	29,697	21,183
Net income attributable to noncontrolling interests	(916)	(550)
Net income attributable to Amkor	$28,781	$20,633
Net income attributable to Amkor per common share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09
Shares used in computing per common share amounts:
Basic	236,708	216,757
Diluted	237,424	235,497

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$29,697	$21,183
Other comprehensive income, net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	22	120
Foreign currency translation adjustment	(122)	685
Equity interest in J-Devices' other comprehensive income, net of tax	1,338	3,144
Total other comprehensive income	1,238	3,949
Comprehensive income	30,935	25,132
Comprehensive income attributable to noncontrolling interests	(916)	(550)
Comprehensive income attributable to Amkor	$30,019	$24,582

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$494,189	$449,946
Restricted cash	2,681	2,681
Accounts receivable, net of allowances	433,092	469,683
Inventories	227,605	223,379
Other current assets	48,383	52,259
Total current assets	1,205,950	1,197,948
Property, plant and equipment, net	2,167,790	2,206,476
Investments	138,218	117,733
Restricted cash	2,151	2,123
Other assets	119,767	111,125
Total assets	$3,633,876	$3,635,405
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$30,000	$5,000
Trade accounts payable	287,129	309,025
Capital expenditures payable	111,646	127,568
Accrued expenses	272,620	258,997
Total current liabilities	701,395	700,590
Long-term debt	1,420,677	1,450,824
Long-term debt, related party	75,000	75,000
Pension and severance obligations	153,027	152,673
Other non-current liabilities	120,193	125,382
Total liabilities	2,470,292	2,504,469
Commitments and contingencies (Note 17)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,439 and 282,231 shares issued, and 236,804 and 236,627 shares outstanding, in 2015 and 2014, respectively	282	282
Additional paid-in capital	1,880,753	1,878,810
Accumulated deficit	(488,181)	(516,962)
Accumulated other comprehensive loss	(31,629)	(32,867)
Treasury stock, at cost, 45,635 and 45,604 shares in 2015 and 2014, respectively	(213,258)	(213,028)
Total Amkor stockholders’ equity	1,147,967	1,116,235
Noncontrolling interests in subsidiaries	15,617	14,701
Total equity	1,163,584	1,130,936
Total liabilities and equity	$3,633,876	$3,635,405

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$29,697	$21,183
Depreciation and amortization	124,387	108,338
Other operating activities and non-cash items	(9,525)	(4,274)
Changes in assets and liabilities	20,465	6,699
Net cash provided by operating activities	165,024	131,946
Cash flows from investing activities:
Payments for property, plant and equipment	(106,149)	(95,999)
Proceeds from sale of property, plant and equipment	3,254	726
Investment in J-Devices	(12,908)	—
Other investing activities	(322)	(266)
Net cash used in investing activities	(116,125)	(95,539)
Cash flows from financing activities:
Borrowings under revolving credit facilities	30,000	—
Proceeds from issuance of long-term debt	—	80,000
Payments of long-term debt	(35,000)	(80,000)
Payment of deferred consideration for an acquisition	—	(18,763)
Proceeds from the issuance of stock through share-based compensation plans	574	438
Payments of tax withholding for restricted shares	(230)	(122)
Net cash used in financing activities	(4,656)	(18,447)
Effect of exchange rate fluctuations on cash and cash equivalents	—	183
Net increase in cash and cash equivalents	44,243	18,143
Cash and cash equivalents, beginning of period	449,946	610,442
Cash and cash equivalents, end of period	$494,189	$628,585
Non cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$111,646	$144,302

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2014, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the SEC on February 19, 2015. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices, our equity-method joint venture in Japan. The financial results of the entity were included in our consolidated financial statements up to the date of sale (Note 3) and have subsequently been included in the results of J-Devices.

The U.S. dollar is our reporting currency and the functional currency for our subsidiaries. Effective June 30, 2014, we changed the functional currency for our sales office in Japan to the U.S. dollar primarily due to an increase in the mix of our U.S. dollar denominated sales. The change in functional currency is applied on a prospective basis.

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

2.    New Accounting Standards

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016; however, the FASB is contemplating changes to the new standard and its effective date. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this guidance will have on our financial statements and disclosure.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements and disclosure.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

3.    Sale of Subsidiary to J-Devices

On June 30, 2014, we sold 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices Corporation ("J-Devices"), our equity-method joint venture in Japan, for ¥1.1 billion ($9.5 million). For additional information regarding our investment in J-Devices, we refer you to Note 12. We received ¥0.1 billion ($1.0 million) in cash from J-Devices at closing and will receive the remaining ¥1.0 billion ($8.5 million) by June 30, 2015. We recognized a net gain on the sale of $9.2 million in our consolidated financial statements in other (income) expense, net, which includes a gain of $12.6 million from the release of accumulated foreign currency translation adjustments associated with the entity. J-Devices recognized a gain of $14.7 million on the transaction in its consolidated financial statements as the fair value of the net assets acquired exceeded the purchase price. The gain recognized by J-Devices increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

4.    Share-Based Compensation Plans

For the three months ended March 31, 2015 and 2014, we recognized share-based compensation attributable to stock options and restricted shares of $1.4 million and $1.0 million, respectively, primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2015:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	3,822	$6.25
Granted	100	8.92
Exercised	(119)	4.81
Forfeited or expired	(69)	4.28
Outstanding at March 31, 2015	3,734	$6.41	6.22	$10,424
Fully vested at March 31, 2015 and expected to vest thereafter	3,706	$6.41	6.21	$10,329
Exercisable at March 31, 2015	2,244	$7.00	4.83	$5,330

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended March 31,
	2015	2014
Expected life (in years)	6.1	6.1
Risk-free interest rate	1.7%	1.9%
Volatility	50%	59%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$4.38	$2.89

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $3.6 million as of March 31, 2015, which is expected to be recognized over a weighted-average period of approximately 2.3 years beginning April 1, 2015.

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2015:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2014	660	$4.58
Awards granted	8	9.85
Awards vested	(89)	5.27
Awards forfeited	(17)	4.46
Nonvested at March 31, 2015	562	$4.55

Total unrecognized compensation cost from restricted shares, net of a forfeiture estimate, was $2.2 million as of March 31, 2015, which is expected to be recognized over a weighted average period of approximately 2.0 years beginning April 1, 2015.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest income	$(983)	$(711)
Foreign currency loss, net	207	334
Other expense, net	278	413
Total other (income) expense, net	$(498)	$36

6.    Income Taxes

Our income tax expense of $6.0 million for the three months ended March 31, 2015 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits were $12.7 million at March 31, 2015 and December 31, 2014. At March 31, 2015, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income attributable to Amkor	$28,781	$20,633
Income allocated to participating securities	(68)	(105)
Net income available to Amkor common stockholders — basic	28,713	20,528
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	—	3
Interest on 6.0% convertible notes due 2014, net of tax	—	907
Net income attributable to Amkor — diluted	$28,713	$21,438

Weighted average shares outstanding — basic	236,708	216,757
Effect of dilutive securities:
Stock options	716	109
6.0% convertible notes due 2014	—	18,631
Weighted average shares outstanding — diluted	237,424	235,497
Net income attributable to Amkor per common share:
Basic	$0.12	$0.09
Diluted	0.12	0.09

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Stock options and restricted share awards	1,400	4,265

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Equity and Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2014	$1,116,235	$14,701	$1,130,936
Net income	28,781	916	29,697
Other comprehensive income	1,238	—	1,238
Issuance of stock through employee share-based compensation plans	574	—	574
Treasury stock acquired through surrender of shares for tax withholding	(230)	—	(230)
Share-based compensation expense	1,369	—	1,369
Equity at March 31, 2015	$1,147,967	$15,617	$1,163,584

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2013	$953,740	$11,200	$964,940
Net income	20,633	550	21,183
Other comprehensive income	3,949	—	3,949
Issuance of stock through employee share-based compensation plans	438	—	438
Treasury stock acquired through surrender of shares for tax withholding	(122)	—	(122)
Share-based compensation expense	972	—	972
Equity at March 31, 2014	$979,610	$11,750	$991,360

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,829)	$(32,867)
Other comprehensive (loss) income before reclassifications	—	(122)	1,338	1,216
Amounts reclassified from accumulated other comprehensive loss	22	—	—	22
Other comprehensive income (loss)	22	(122)	1,338	1,238
Accumulated other comprehensive loss at March 31, 2015	$(2,503)	$(635)	$(28,491)	$(31,629)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive income before reclassifications	—	685	3,144	3,829
Amounts reclassified from accumulated other comprehensive (loss) income	120	—	—	120
Other comprehensive income	120	685	3,144	3,949
Accumulated other comprehensive (loss) income at March 31, 2014	$(893)	$12,136	$(7,549)	$3,694

Amounts reclassified out of accumulated other comprehensive (loss) income are included as a component of net periodic pension cost (Note 15).

9.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2015 and 2014, we sold accounts receivable totaling $81.3 million and $69.0 million, respectively, for a discount, plus fees, of $0.4 million and $0.3 million, respectively.

10.    Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials and purchased components	$162,250	$161,942
Work-in-process	65,355	61,437
Total inventories	$227,605	$223,379

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Land	$207,985	$207,985
Land use rights	26,845	26,845
Buildings and improvements	944,246	940,846
Machinery and equipment	3,977,069	3,953,891
Software and computer equipment	186,868	185,243
Furniture, fixtures and other equipment	16,274	15,347
Construction in progress	64,324	39,261
Total property, plant and equipment	5,423,611	5,369,418
Less accumulated depreciation and amortization	(3,255,821)	(3,162,942)
Total property, plant and equipment, net	$2,167,790	$2,206,476

Depreciation expense was $124.1 million and $108.0 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

During 2013, we purchased land for a factory and research and development center in Korea ("K5") for $104.1 million. In 2014, we commenced construction activities and incurred costs of $29.8 million, including capitalized interest of $8.6 million, which is reflected in construction in progress. As of March 31, 2015, construction in progress reflects $49.9 million of costs, including capitalized interest of $10.8 million.

12.    Investments

Investments consist of the following:

	March 31, 2015		December 31, 2014
	Carrying Value (In thousands)	Ownership Interest	Carrying Value (In thousands)	Ownership Interest
Investment in unconsolidated affiliate	$138,218	65.7%	$117,733	60.0%

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

The remaining option is exercisable beginning in the fourth quarter of 2015 and each year thereafter and permits us to increase our ownership interest in J-Devices up to 80% by purchasing shares owned by the other shareholders. If exercised in 2015, we would expect closing to occur by early 2016. After we own 80% or more shares, the original shareholders of NMD have a put option which allows them to sell their shares to us. The exercise price for all options is payable in cash and is determined using a formula based on the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

On June 30, 2014, J-Devices purchased 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan. For additional information regarding this transaction, we refer you to Note 3.

13.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Payroll and benefits	$62,626	$77,635
Deferred revenue and customer advances	59,171	56,829
Income taxes payable	38,072	31,580
Accrued interest	36,995	15,947
Accrued settlement costs (Note 17)	31,006	32,414
Accrued severance plan obligations (Note 15)	13,809	13,226
Other accrued expenses	30,941	31,366
Total accrued expenses	$272,620	$258,997

Accrued settlement costs relate to amounts due as a result of the settlement of previously pending patent license litigation (Note 17).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2015	December 31, 2014
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019	$—	$—
Senior notes:
7.375% Senior notes, due May 2018	345,000	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2016 (1) (6)	30,000	—
Term loan, LIBOR plus 3.70%, due June 2016 (2) (6)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.80%, due March 2017 (3) (6)	80,000	80,000
Term loan, LIBOR plus 3.70%, due July 2017 (1) (6)	—	30,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (4) (6)	—	5,000
Term loan, LIBOR plus 3.70%, due December 2019 (5) (6)	70,000	70,000
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due April 2015 (Taiwan) (7)	—	—
	1,520,000	1,525,000
Add: Unamortized premium	5,677	5,824
Less: Short-term borrowings and current portion of long-term debt	(30,000)	(5,000)
Long-term debt (including related party)	$1,495,677	$1,525,824

(1)
In June 2012, we entered into a $41.0 million revolving credit facility with a Korean Bank. Principal is payable at maturity. In February 2015, the facility was amended to lower the interest rate. In February 2015, we drew $30.0 million and used the proceeds to prepay our term loan due July 2017. In April 2015, the outstanding balance was repaid. Interest is due monthly, at a foreign currency funding-linked base rate plus 1.60% (3.05% as of March 31, 2015). As of March 31, 2015, $11.0 million was available to be borrowed for general working capital purposes.

(2)
In April 2013, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through April 2016 for general working capital purposes and the repayment of inter-company debt. Principal is payable at maturity. Interest is due quarterly, at a rate of LIBOR plus 3.70% (3.97% as of March 31, 2015). As of March 31, 2015, $80.0 million was available to be borrowed.

(3)
In March 2014, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $80.0 million. Principal is payable at maturity. In January 2015, the term loan was amended to lower the interest rate. Interest is due monthly, at a foreign currency funding-linked base rate plus 1.80% (3.08% as of March 31, 2015).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)
In March 2013, we entered into a loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through September 2017. Principal is payable in quarterly installments of $5.0 million starting in December 2014, with the remaining balance due at maturity. Interest is due quarterly, at a foreign currency funding-linked base rate plus 1.75% (3.20% as of March 31, 2015). At March 31, 2015, $140.0 million was available to be borrowed for capital expenditures.

(5)
In November 2012, we entered into a loan agreement with a Korean bank pursuant to which we could borrow up to $100.0 million through March 2014. Principal is payable upon maturity. Interest is payable quarterly in arrears, at LIBOR plus 3.70% (3.94% as of March 31, 2015). In April 2015, the term loan was amended and now bears interest at LIBOR plus 2.70%.

(6)	The loans in Korea are collateralized by substantially all the land, factories and equipment located at our facilities in Korea.

(7)
In September 2012, Amkor Technology Taiwan Ltd, a subsidiary in Taiwan, entered into a revolving credit facility. Availability under the revolving credit facility was originally $44.0 million and subsequent availability steps down $5.0 million every six months from the original available balance. Principal is payable at maturity. As of March 31, 2015, $19.0 million was available to be drawn for general corporate purposes and capital expenditures.

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at March 31, 2015.

15.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost	$1,219	$1,424
Interest cost	766	779
Expected return on plan assets	(856)	(766)
Amortization of prior service cost	9	49
Recognized actuarial loss	21	92
Net periodic pension cost	$1,159	$1,578

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision recorded for severance benefits for the three months ended March 31, 2015 and 2014, was $5.1 million and $5.6 million, respectively. The balance of our Korean severance obligation consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Current (Accrued expenses)	$13,809	$13,226
Non-current (Pension and severance obligations)	133,701	133,435
Total Korean severance obligation	$147,510	$146,661

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

Our recurring fair value measurements consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Cash equivalent money market funds (Level 1)	$106,334	$145,938
Restricted cash money market funds (Level 1)	2,681	2,681

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,311,521	$1,275,677	$1,268,619	$1,275,824
Revolving credit facility and term loans (Level 2)	254,095	250,000	254,999	255,000
Total debt	$1,565,616	$1,525,677	$1,523,618	$1,530,824

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facility and term loans was calculated using a discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

17.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of March 31, 2015, we had $0.4 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Proceedings with Tessera, Inc.

We were involved in several legal proceedings with Tessera, Inc. (“Tessera”) related to a license agreement (the “License Agreement”) entered into in 1996 between Tessera and our predecessor. The proceedings generally involved disputes about whether or not Amkor owed Tessera royalties under the License Agreement with respect to certain packages, the termination of the License Agreement and post-termination infringement.

In January 2015, the parties entered into a settlement agreement to end all pending proceedings related to the dispute. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015, and continuing through the fourth quarter of 2018, and the parties agreed to a

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

mutual release and dismissal of all claims relating to their pending litigation and arbitration proceedings. The settlement agreement also provides that Tessera and Amkor will look for opportunities to engage in potential technology collaboration.

In connection with the settlement, we recorded a pre-tax charge of $87.1 million for the three months ended December 31, 2014, of which $75.3 million was charged to cost of sales and $11.8 million was charged to interest expense. This charge reflects the aggregate amount due under the settlement agreement, net of amounts previously reserved. At March 31, 2015, the total liability owed Tessera is $145.3 million of which $31.0 million is a current liability, $98.5 million is a non-current liability and $15.8 million will be imputed into interest over time.

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in 2009 we invested in J-Devices Corporation, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 65.7% in 2015. In 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership.

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

Financial Highlights

Our net sales increased $46.8 million or 6.7% to $742.9 million for the three months ended March 31, 2015, from $696.0 million for the three months ended March 31, 2014. The increase in net sales was primarily attributable to strong demand for advanced products supporting mobile communications.

Gross margin for the three months ended March 31, 2015, decreased to 18.2% from 18.5% for the three months ended March 31, 2014, primarily due to higher depreciation expense, partially offset by net sales growth, favorable foreign currency exchange rate movements and lower costs for gold.

Our capital expenditures totaled $106.1 million for the three months ended March 31, 2015, compared to $96.0 million for the three months ended March 31, 2014. Our spending was primarily focused on investments in advanced packaging and test equipment supporting mobile communications.

Net cash provided by operating activities was $165.0 million for the three months ended March 31, 2015, compared to $131.9 million for the three months ended March 31, 2014. The increase is primarily attributable to increased profit from revenue growth.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Materials	36.7%	36.8%
Labor	14.2%	14.7%
Other manufacturing costs	30.9%	30.0%
Gross margin	18.2%	18.5%
Operating income	7.3%	6.5%
Income before taxes and equity in earnings of unconsolidated affiliate	4.0%	2.9%
Net income attributable to Amkor	3.9%	3.0%

Net Sales

	For the Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except percentages)
Net sales	$742,875	$696,044	$46,831	6.7%

The increase in net sales for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to strong demand for advanced products supporting mobile communications.

Gross Margin

	For the Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except percentages)
Gross profit	$134,947	$128,820	$6,127
Gross margin	18.2%	18.5%	(0.3)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Gross margin for the three months ended March 31, 2015, decreased primarily due to higher depreciation expense, partially offset by net sales growth, favorable foreign currency exchange rate movements and lower costs for gold, which is used in many of our wirebond products.
Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except percentages)
Selling, general and administrative	$62,942	$62,424	$518	0.8%

Selling, general and administrative expenses for the three months ended March 31, 2015, was comparable to the three months ended March 31, 2014. We incurred higher employee compensation costs which were offset by lower professional fees.

Research and Development

	For the Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except percentages)
Research and development	$18,026	$21,045	$(3,019)	(14.3)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The decrease in research and development expenses for the three months ended March 31, 2015, was driven by 20 nanometer chipset design wins that moved into production in the second half of 2014.

Income Tax Expense

	For the Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except percentages)
Income tax expense	$5,999	$4,929	$1,070	21.7%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense for the three months ended March 31, 2015 and 2014 was primarily attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative jurisdictional mix of earnings. During 2015 and 2014, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2022. We expect our effective tax rate to increase as the tax holidays expire as income earned in these jurisdictions will then be subject to higher statutory income tax rates.

Equity in Earnings of J-Devices

	For the Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except percentages)
Equity in earnings of J-Devices	$6,238	$5,761	$477	8.3%

In January 2015, we increased our ownership interest in J-Devices from 60% to 65.7% and in June 2014, J-Devices acquired our Japanese subsidiary.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service and other liability requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our revolving credit facilities, will be sufficient to fund our working capital, capital expenditure, debt service and other liability requirements for at least the next twelve months. Our liquidity is affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of March 31, 2015, we had cash and cash equivalents of $494.2 million. Included in our cash balance as of March 31, 2015, is $367.5 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of March 31, 2015, we had availability of $199.6 million under our $200.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $30.0 million available to be drawn under secured revolving credit facilities for general corporate purposes, general working capital purposes and capital expenditures and $220.0 million available to be borrowed under secured term loan credit facilities for general working capital purposes, capital expenditures and repayment of inter-company debt.

As of March 31, 2015 we had $1,525.7 million of debt. Our scheduled principal repayments on debt include $100.0 million due in 2016, $80.0 million due in 2017, $345.0 million due in 2018, $70.0 million due in 2019 and $925.0 million due thereafter. In February 2015, we drew $30.0 million on our revolving credit facility due June 2016 and used the proceeds to prepay our term loan due July 2017. In April 2015, the outstanding balance of the revolving credit facility was repaid. We were in compliance with all of our debt covenants at March 31, 2015, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the three months ended March 31, 2015 and 2014, we sold accounts receivable totaling $81.3 million and $69.0 million, respectively, for a discount, plus fees, of $0.4 million and $0.3 million, respectively. At March 31, 2015 and December 31, 2014, there were outstanding receivables of $73.1 million and $102.7 million, respectively, which had been sold to financial institutions under these arrangements.

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

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. We are evaluating our alternatives, and if we decide to adopt a new plan, we may be required to fund a portion of the existing liability, which would provide a current tax deduction upon funding. Our Korean severance liability was $147.5 million as of March 31, 2015.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of March 31, 2015, we owe Tessera $145.3 million. We refer you to Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the litigation relating to Amkor's license agreement with Tessera.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At March 31, 2015, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment supporting mobile communications. In September 2014, we started the construction of our new K5 facility in Korea. We plan to spend approximately $375 million for the construction of the facility in 2015 and 2016, including capitalized interest of $25 million.

We expect that our 2015 capital expenditures will be approximately $600 million, approximately $150 million of which will be spent on K5. During the three months ended March 31, 2015, our capital expenditures totaled $106.1 million, including $7.8 million for K5. Ultimately, the amount of our 2015 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In January 2015, we exercised our option to increase our ownership interest of J-Devices from 60% to 65.7% for an aggregate purchase price of ¥1.5 billion ($12.9 million). We expect to exercise our option to further increase our ownership in J-Devices to 80% in the fourth quarter of 2015, subject to market and other conditions at the time of exercise. If we exercise our 80% option in 2015, we would expect closing to occur by early 2016, at which point certain governance restrictions of our shareholders' agreement will lapse, and we will begin consolidating the financial results of J-Devices. The exercise price for all options is payable in cash and is determined using a formula based upon the net book value and a multiple of earnings before interest, taxes, depreciation and amortization of J-Devices.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2015 - Remaining	2016	2017	2018	2019	Thereafter
	(In thousands)
Total debt (1)	$1,520,000	$—	$100,000	$80,000	$345,000	$70,000	$925,000
Scheduled interest payment obligations (2)	550,407	91,413	92,022	88,717	75,449	62,650	140,156
Purchase obligations (3)	304,429	233,372	58,178	2,387	4,827	994	4,671
Operating lease obligations	48,111	8,706	7,987	6,419	6,103	6,238	12,658
Severance obligations (4)	147,510	13,809	12,418	11,311	10,298	9,379	90,295
Settlement payments (5)	145,313	29,063	38,750	38,750	38,750	—	—
Total contractual obligations	$2,715,770	$376,363	$309,355	$227,584	$480,427	$149,261	$1,172,780

(1)	In February 2015, we drew $30.0 million on our revolving credit facility due June 2016. In April 2015, the outstanding balance was repaid (Note 14).

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2015, for variable rate debt.

(3)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at March 31, 2015, including $225.3 million for construction obligations for K5.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(5)	Represents settlement payments for patent license litigation. See Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at March 31, 2015, include:

•	$19.3 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$10.6 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there have been no significant changes in our critical accounting policies as reported in our 2014 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014, were as follows:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating activities	$165,024	$131,946
Investing activities	(116,125)	(95,539)
Financing activities	(4,656)	(18,447)

Operating activities:   Our cash flows provided by operating activities for the three months ended March 31, 2015, increased by $33.1 million compared to the three months ended March 31, 2014. The increase is primarily attributable to increased profit from revenue growth.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment. In addition, the net cash used in investing activities for the three months ended March 31, 2015, included a payment for an incremental investment in J-Devices.

Financing activities:   The net cash used in financing activities for the three months ended March 31, 2015, was driven by our repayment of borrowings at our subsidiary in Korea. The net cash used in financing activities for the three months ended March 31, 2014, primarily resulted from the final payment for the acquisition of the power discrete business in Malaysia.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. We had free cash flow of $58.9 million for the three months ended March 31, 2015, which increased from $35.9 million for the three months ended March 31, 2014, primarily due to increased profit from revenue growth.

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$165,024	$131,946
Payments for property, plant and equipment	(106,149)	(95,999)
Free cash flow	$58,875	$35,947

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2015, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2015, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $17 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2015, approximately 96% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won for local country sales. For the three months ended March 31, 2015, approximately 64% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2015, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement in the U.S. dollar compared to all of these Asian-based currencies, our operating income for the three months ended March 31, 2015 would have been approximately $24 million lower due to this exposure.

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

Our consolidated financial statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the three months ended March 31, 2015 and 2014, was a net foreign translation gain of $1.2 million and $0.7 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2015:

	2015 - Remaining	2016	2017	2018	2019	Thereafter	Total	Fair Value
	($ in thousands)
Long term debt:
Fixed rate debt	$—	$—	$—	$345,000	$—	$925,000	$1,270,000	$1,311,521
Average interest rate	—%	—%	—%	7.4%	—%	6.5%	6.7%
Variable rate debt	$—	$100,000	$80,000	$—	$70,000	$—	$250,000	$254,095
Average interest rate	—%	3.7%	3.1%	—%	3.9%	—%	3.6%
Total debt	$—	$100,000	$80,000	$345,000	$70,000	$925,000	$1,520,000	$1,565,616

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dependence on the Highly Cyclical Semiconductor Industry - We Operate in Volatile Industries and Industry Downturns and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

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

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate various market segments, such as power discrete and the mid-tier and entry-level segments of the mobile device market;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and

•	restructuring charges, asset write-offs and impairments.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2015, our total debt balance was $1,525.7 million, of which $250.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the three months ended March 31, 2015, we had capital expenditures of $106.1 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2015 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $147.5 million as of March 31, 2015. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. We are evaluating our alternatives, and if we decide to adopt a new plan, we may be required to fund a portion of the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

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

As previously reported, we are implementing a new ERP system in a multi-year program on a world-wide basis. We have implemented several significant ERP modules and expect to implement additional ERP modules in the future. In addition, we implemented a new shop floor management system in certain of our factories and integrated the acquired operations of Amkor Technology Malaysia Sdn. Bhd. into our overall internal control over financial reporting. The implementation of these systems, as well as the integration of the acquired operations, represents changes in our internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.

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

•
recent political and social attitudes, laws, rules, regulations and policies within China and other countries that may favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 60.9% of our net sales for the year ended December 31, 2014, and two customers each accounted for more than 10% of our consolidated net sales during the period. In addition, we have significant customer concentration within our end markets, particularly mobile communications. The loss of a significant customer, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2015 capital expenditures will be approximately $600 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

In September 2014, we started the construction of our new K5 facility in Korea. We plan to spend approximately $375 million for the construction of the facility in 2015 and 2016, including capitalized interest of $25 million. The land purchase agreement includes various construction, investment, hiring, regulatory and other compliance obligations. There can be no assurance that the new facility will be completed, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the recently settled legal proceedings with Tessera, Inc., which is described in more detail in Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

As of March 31, 2015, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay. Additionally, the sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our stock. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	30,994	7.44	—	91,586,032
March 1 - March 31	—		—	91,586,032
Total	30,994	$7.44	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended March 31, 2015, we made no common stock purchases, and at March 31, 2015, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: April 30, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan
10.2	Form of Outside Director Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan
10.3	Separation Agreement and Release, dated February 11, 2015, between Amkor Technology, Inc. and JooHo Kim
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