Form 10-Q
period 2015-06-30
AMKOR TECHNOLOGY, INC.
filed 2015-07-31
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 24, 2015 was 237,395,016.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2015 and 2016, including expenditures in support of customer demand in the mobile communications market and expenditures related to our new factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the relationship between our revenue levels and gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends to our stockholders and the tax impact of dividends from our foreign subsidiaries, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) potential changes to benefit plans for our employees in Korea and related funding requirements, (15) the anticipated schedule for construction of our new factory and research and development facility in Korea, (16) our plan to increase our ownership of J-Devices and consolidation of J-Devices' results into our consolidated financial statements, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market (19) expectations regarding the mobile device market and the impact of current macroeconomic conditions on our revenue growth in the future and (20) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net sales	$736,722	$767,459	$1,479,597	$1,463,503
Cost of sales	621,624	616,745	1,229,552	1,183,969
Gross profit	115,098	150,714	250,045	279,534
Selling, general and administrative	56,435	67,674	119,377	130,098
Research and development	20,020	22,079	38,046	43,124
Total operating expenses	76,455	89,753	157,423	173,222
Operating income	38,643	60,961	92,622	106,312
Interest expense	22,845	22,537	46,622	46,259
Interest expense, related party	1,242	1,242	2,484	2,484
Other expense (income), net	7,290	(5,699)	6,792	(5,663)
Total other expense, net	31,377	18,080	55,898	43,080
Income before taxes and equity in earnings of unconsolidated affiliate	7,266	42,881	36,724	63,232
Income tax expense	4,631	12,511	10,630	17,440
Income before equity in earnings of unconsolidated affiliate	2,635	30,370	26,094	45,792
Equity in earnings of J-Devices	7,566	20,036	13,804	25,797
Net income	10,201	50,406	39,898	71,589
Net income attributable to noncontrolling interests	(623)	(885)	(1,539)	(1,435)
Net income attributable to Amkor	$9,578	$49,521	$38,359	$70,154
Net income attributable to Amkor per common share:
Basic	$0.04	$0.21	$0.16	$0.31
Diluted	$0.04	$0.21	$0.16	$0.30
Shares used in computing per common share amounts:
Basic	236,840	232,891	236,774	224,868
Diluted	237,321	236,872	237,366	236,182

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$10,201	$50,406	$39,898	$71,589
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	22	486	44	606
Foreign currency translation adjustment	10	(12,493)	(112)	(11,808)
Equity interest in J-Devices' other comprehensive income, net of tax	(5,388)	562	(4,050)	3,706
Total other comprehensive loss	(5,356)	(11,445)	(4,118)	(7,496)
Comprehensive income	4,845	38,961	35,780	64,093
Comprehensive income attributable to noncontrolling interests	(623)	(885)	(1,539)	(1,435)
Comprehensive income attributable to Amkor	$4,222	$38,076	$34,241	$62,658

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$442,297	$449,946
Restricted cash	2,682	2,681
Accounts receivable, net of allowances	438,494	469,683
Inventories	219,993	223,379
Other current assets	48,912	52,259
Total current assets	1,152,378	1,197,948
Property, plant and equipment, net	2,229,022	2,206,476
Investments	140,396	117,733
Restricted cash	2,306	2,123
Other assets	120,126	111,125
Total assets	$3,644,228	$3,635,405
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$—	$5,000
Trade accounts payable	280,677	309,025
Capital expenditures payable	210,319	127,568
Accrued expenses	226,402	258,997
Total current liabilities	717,398	700,590
Long-term debt	1,415,528	1,450,824
Long-term debt, related party	75,000	75,000
Pension and severance obligations	158,041	152,673
Other non-current liabilities	109,068	125,382
Total liabilities	2,475,035	2,504,469
Commitments and contingencies (Note 17)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,532 and 282,231 shares issued, and 236,869 and 236,627 shares outstanding, in 2015 and 2014, respectively	283	282
Additional paid-in capital	1,881,713	1,878,810
Accumulated deficit	(478,603)	(516,962)
Accumulated other comprehensive loss	(36,985)	(32,867)
Treasury stock, at cost, 45,663 and 45,604 shares in 2015 and 2014, respectively	(213,455)	(213,028)
Total Amkor stockholders’ equity	1,152,953	1,116,235
Noncontrolling interests in subsidiaries	16,240	14,701
Total equity	1,169,193	1,130,936
Total liabilities and equity	$3,644,228	$3,635,405

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$39,898	$71,589
Depreciation and amortization	248,716	220,389
Loss on debt retirement	2,530	—
Gain on sale of subsidiary to J-Devices	—	(9,155)
Other operating activities and non-cash items	(14,179)	(24,000)
Changes in assets and liabilities	(48,684)	(23,570)
Net cash provided by operating activities	228,281	235,253
Cash flows from investing activities:
Payments for property, plant and equipment	(194,360)	(230,392)
Proceeds from sale of property, plant and equipment	4,069	1,634
Cash received (transferred) on sale of subsidiary to J-Devices, net	8,355	(15,774)
Investment in J-Devices	(12,908)	—
Purchase of short-term investment	—	(20,000)
Proceeds from short-term investment	—	20,000
Other investing activities	(1,315)	(353)
Net cash used in investing activities	(196,159)	(244,885)
Cash flows from financing activities:
Borrowings under revolving credit facilities	180,000	—
Payments under revolving credit facilities	(30,000)	—
Proceeds from issuance of long-term debt	340,000	80,000
Payments of long-term debt	(530,000)	(140,000)
Payment of deferred consideration for an acquisition	—	(18,763)
Proceeds from the issuance of stock through share-based compensation plans	656	4,826
Payments of tax withholding for restricted shares	(427)	(1,006)
Net cash used in financing activities	(39,771)	(74,943)
Effect of exchange rate fluctuations on cash and cash equivalents	—	68
Net decrease in cash and cash equivalents	(7,649)	(84,507)
Cash and cash equivalents, beginning of period	449,946	610,442
Cash and cash equivalents, end of period	$442,297	$525,935
Non cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$210,319	$252,786
Common stock issuance for conversion and exchange in 2014 of 6.0% Convertible senior subordinated notes due April 2014	—	56,350

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2014, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the SEC on February 19, 2015. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

2.    New Accounting Standards

Recently Issued Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption and the impact that this guidance will have on our financial statements and disclosure.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements and disclosure.

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

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

3.    Sale of Subsidiary to J-Devices

On June 30, 2014, we sold 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices Corporation ("J-Devices"), our equity-method joint venture in Japan, for ¥1.1 billion. For additional information regarding our investment in J-Devices, we refer you to Note 12. We received ¥0.1 billion ($1.0 million) in cash from J-Devices at closing and received the remaining ¥1.0 billion ($8.4 million) on June 30, 2015. We recognized a net gain on the sale of $9.2 million in our consolidated financial statements in other (income) expense, net, which includes a gain of $12.6 million from the release of accumulated foreign currency translation adjustments associated with the entity (Note 8). J-Devices recognized a gain of $14.7 million on the transaction in its consolidated financial statements as the fair value of the net assets acquired exceeded the purchase price. The gain recognized by J-Devices increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Share-Based Compensation Plans

For the three and six months ended June 30, 2015, we recognized share-based compensation attributable to stock options and restricted shares of $0.9 million and $2.2 million, respectively. For the three and six months ended June 30, 2014, we recognized share-based compensation attributable to stock options and restricted shares of $0.9 million and $1.8 million, respectively. For the three and six months ended June 30, 2015 and 2014, we recognized these costs primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2015:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	3,822	$6.25
Granted	240	7.69
Exercised	(141)	4.70
Forfeited or expired	(119)	4.28
Outstanding at June 30, 2015	3,802	$6.46	6.22	$3,226
Fully vested at June 30, 2015 and expected to vest thereafter	3,779	$6.47	6.21	$3,201
Exercisable at June 30, 2015	2,469	$7.03	5.02	$1,696

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Expected life (in years)	5.5	6.0	5.7	6.1
Risk-free interest rate	1.8%	2.0%	1.8%	2.0%
Volatility	43%	57%	46%	58%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$2.83	$5.01	$3.48	$4.20

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $3.4 million as of June 30, 2015, which is expected to be recognized over a weighted-average period of approximately 2.1 years beginning July 1, 2015.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the six months ended June 30, 2015:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Nonvested at December 31, 2014	660	$4.58
Awards granted	49	7.30
Awards vested	(162)	5.03
Awards forfeited	(22)	4.47
Nonvested at June 30, 2015	525	$4.70

Total unrecognized compensation cost from restricted shares, net of a forfeiture estimate, was $2.1 million as of June 30, 2015, which is expected to be recognized over a weighted average period of approximately 1.7 years beginning July 1, 2015.

5.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest income	$(690)	$(831)	$(1,673)	$(1,542)
Foreign currency (gain) loss, net	(1,459)	4,213	(1,252)	4,547
Loss on debt retirement	9,349	622	9,560	757
Gain on sale of subsidiary to J-Devices (Note 3)	—	(9,155)	—	(9,155)
Other expense (income), net	90	(548)	157	(270)
Total other expense (income), net	$7,290	$(5,699)	$6,792	$(5,663)

6.    Income Taxes

Our income tax expense of $10.6 million for the six months ended June 30, 2015 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on select deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. While our projections of income would indicate it is more likely than not that we can utilize certain foreign deferred tax assets, in the event income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets.

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits decreased from $12.7 million at December 31,

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2014, to $8.1 million at June 30, 2015, primarily due to a change in filing position. At June 30, 2015, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income attributable to Amkor	$9,578	$49,521	$38,359	$70,154
Income allocated to participating securities	(21)	(184)	(85)	(269)
Net income available to Amkor common stockholders — basic	9,557	49,337	38,274	69,885
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	—	3	—	9
Interest on 6.0% convertible notes due 2014, net of tax	—	132	—	1,039
Net income attributable to Amkor — diluted	$9,557	$49,472	$38,274	$70,933

Weighted average shares outstanding — basic	236,840	232,891	236,774	224,868
Effect of dilutive securities:
Stock options	481	1,115	592	609
6.0% convertible notes due 2014	—	2,866	—	10,705
Weighted average shares outstanding — diluted	237,321	236,872	237,366	236,182
Net income attributable to Amkor per common share:
Basic	$0.04	$0.21	$0.16	$0.31
Diluted	0.04	0.21	0.16	0.30

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Stock options and restricted share awards	1,718	1,114	1,594	1,563

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Equity and Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in equity attributable to both Amkor and the noncontrolling interests:

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2014	$1,116,235	$14,701	$1,130,936
Net income	38,359	1,539	39,898
Other comprehensive income	(4,118)	—	(4,118)
Issuance of stock through employee share-based compensation plans	656	—	656
Treasury stock acquired through surrender of shares for tax withholding	(427)	—	(427)
Share-based compensation	2,248	—	2,248
Equity at June 30, 2015	$1,152,953	$16,240	$1,169,193

	Attributable to Amkor	Attributable to Noncontrolling Interests	Total
	(In thousands)
Equity at December 31, 2013	$953,740	$11,200	$964,940
Net income	70,154	1,435	71,589
Other comprehensive income	(7,496)	—	(7,496)
Issuance of stock through employee share-based compensation plans	4,826	—	4,826
Treasury stock acquired through surrender of shares for tax withholding	(1,006)	—	(1,006)
Share-based compensation	1,847	—	1,847
Conversion of debt to common stock	56,350	—	56,350
Equity at June 30, 2014	$1,078,415	$12,635	$1,091,050

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,829)	$(32,867)
Other comprehensive loss before reclassifications	—	(112)	(4,050)	(4,162)
Amounts reclassified from accumulated other comprehensive loss	44	—	—	44
Other comprehensive income (loss)	44	(112)	(4,050)	(4,118)
Accumulated other comprehensive loss at June 30, 2015	$(2,481)	$(625)	$(33,879)	$(36,985)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive income before reclassifications	—	779	3,706	4,485
Amounts reclassified from accumulated other comprehensive (loss) income	606	(12,587)	—	(11,981)
Other comprehensive income (loss)	606	(11,808)	3,706	(7,496)
Accumulated other comprehensive loss at June 30, 2014	$(407)	$(357)	$(6,987)	$(7,751)

Amounts reclassified out of accumulated other comprehensive (loss) income are included as a component of net periodic pension cost (Note 15) or other (income) expense, net as a result of the release of accumulated foreign currency translation adjustments associated with the sale of our subsidiary in Japan (Note 3).

9.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2015, we sold accounts receivable totaling $71.6 million and $152.9 million, respectively, for a discount, plus fees, of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2014, we sold accounts receivable totaling $55.8 million and $124.8 million, respectively, for a discount, plus fees, of $0.3 million and $0.6 million, respectively.

10.    Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Raw materials and purchased components	$161,682	$161,942
Work-in-process	58,311	61,437
Total inventories	$219,993	$223,379

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Land	$207,985	$207,985
Land use rights	26,845	26,845
Buildings and improvements	945,429	940,846
Machinery and equipment	4,055,998	3,953,891
Software and computer equipment	188,605	185,243
Furniture, fixtures and other equipment	16,878	15,347
Construction in progress	138,835	39,261
Total property, plant and equipment	5,580,575	5,369,418
Less accumulated depreciation and amortization	(3,351,553)	(3,162,942)
Total property, plant and equipment, net	$2,229,022	$2,206,476

Depreciation expense for the three and six months ended June 30, 2015 was $123.7 million and $247.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2014 was $111.8 million and $219.8 million, respectively.

During 2013, we purchased land for a factory and research and development center in Korea ("K5") for $104.1 million. In 2014, we commenced construction activities and incurred costs of $29.8 million, including capitalized interest of $8.6 million, which is reflected in construction in progress. As of June 30, 2015, construction in progress reflects $112.0 million of costs, including capitalized interest of $13.0 million.

12.    Investments

Investments consist of the following:

	June 30, 2015		December 31, 2014
	Carrying Value (In thousands)	Ownership Interest	Carrying Value (In thousands)	Ownership Interest
Investment in unconsolidated affiliate	$140,396	65.7%	$117,733	60.0%

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

13.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Payroll and benefits	$63,545	$77,635
Deferred revenue and customer advances	49,263	56,829
Accrued settlement costs	31,887	32,414
Income taxes payable	20,493	31,580
Accrued severance plan obligations (Note 15)	14,159	13,226
Accrued interest	12,614	15,947
Other accrued expenses	34,441	31,366
Total accrued expenses	$226,402	$258,997

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2015	December 31, 2014
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$150,000	$—
Senior notes:
7.375% Senior notes, due May 2018 (2)	—	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc. (10):
$41 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2016 (3)	—	—
Term loan, LIBOR plus 2.60%, due May 2018 (4)	100,000	—
Term loan, LIBOR plus 2.70%, due December 2019 (5)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.55%, due May 2020 (6)	150,000	—
Term loan, foreign currency funding-linked base rate plus 1.55%, due May 2020 (7)	80,000	—
Term Loan, fund floating rate plus 1.60%, due June 2020 (8)	10,000	—
Term loan, LIBOR plus 3.70%, due June 2016 (9)	—	70,000
Term loan, foreign currency funding-linked base rate plus 1.80%, due March 2017 (7)	—	80,000
Term loan, LIBOR plus 3.70%, due July 2017 (9)	—	30,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (8)	—	5,000
	1,485,000	1,525,000
Add: Unamortized premium	5,528	5,824
Less: Short-term borrowings and current portion of long-term debt	—	(5,000)
Long-term debt (including related party)	$1,490,528	$1,525,824

(1)
In June 2015, we drew $150.0 million from the senior secured revolving credit facility. The facility has a letter of credit sub-limit of $25.0 million. Interest is payable monthly in arrears, at LIBOR plus 1.25% to 1.75% (1.44% as of June 30, 2015). The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $200.0 million as of June 30, 2015. As of June 30, 2015, $49.6 million was available to be drawn.

(2)
In June 2015, we redeemed all $345.0 million aggregate principal amount of our outstanding 7.375% Senior Notes due 2018 ("Notes"). In accordance with the terms of the indenture governing the Notes, the redemption price was 101.844% of the principal amount of the Notes. We recorded a $6.4 million loss on extinguishment related to the premium paid on the call of the Notes and a $2.5 million charge for the write-off of the associated unamortized debt issuance costs. The redemption of the Notes was funded with cash on hand and borrowings under our credit facilities.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In June 2012, we entered into a $41.0 million revolving credit facility with a Korean Bank. Principal is payable at maturity. In February 2015, the facility was amended to lower the interest rate. Interest is due monthly in arrears, at a foreign currency funding-linked base rate plus 1.60%. As of June 30, 2015, $41.0 million was available to be drawn.

(4)
In May 2015, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $120.0 million through May 2016 for working capital purposes. In June 2015, we borrowed $100.0 million. Principal is payable at maturity. Interest is payable quarterly in arrears, at LIBOR plus 2.60% (2.88% as of June 30, 2015). At June 30, 2015, $20.0 million was available to be borrowed.

(5)
In November 2012, we entered into a term loan agreement with a Korean bank pursuant to which we could borrow up to $100.0 million through March 2014. Principal is payable upon maturity. In April 2015, the term loan was amended and now bears interest at LIBOR plus 2.70%, payable quarterly in arrears (2.96% as of June 30, 2015).

(6)
In May 2015, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $150.0 million for the repayment of inter-company debt. Principal is payable in semiannual installments of $30.0 million beginning in May 2019, with the remaining balance due at maturity. Interest is due quarterly in arrears, at a foreign currency funding-linked base rate plus 1.55% (2.99% as of June 30, 2015).

(7)
In May 2015, we entered into a term loan agreement with a Korean bank pursuant to which we borrowed $80.0 million, replacing the existing term loan due March 2017 with that bank. Principal is payable in semiannual installments of $10.0 million beginning in May 2019, with the remaining due at maturity. Interest is due quarterly in arrears, at a foreign currency funding-linked base rate plus 1.55% (2.99% as of June 30, 2015).

(8)
In May 2015, we entered into a term loan agreement with a Korean bank pursuant to which we may borrow up to $150.0 million through November 2016 for capital expenditures and terminated the term loan due September 2017. In June 2015, we borrowed $10.0 million. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (2.18% as of June 30, 2015). At June 30, 2015, $140.0 million was available to be borrowed.

(9)	During the three months ended June 30, 2015, the outstanding balance was prepaid.

(10)	The loans in Korea are collateralized by substantially all the land, factories and equipment located at our facilities in Korea.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at June 30, 2015.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2015	$—
2016	—
2017	—
2018	100,000
2019	300,000
Thereafter	1,085,000
Total debt	$1,485,000

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$1,209	$1,449	$2,428	$2,873
Interest cost	760	794	1,526	1,573
Expected return on plan assets	(850)	(781)	(1,706)	(1,547)
Amortization of prior service cost	8	50	17	99
Recognized actuarial loss	25	16	46	108
Net periodic pension cost	$1,152	$1,528	$2,311	$3,106

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

The provision recorded for severance benefits for the three and six months ended June 30, 2015 was $9.7 million and $14.8 million, respectively. The provision recorded for severance benefits for the three and six months ended June 30, 2014 was $1.2 million and $6.8 million, respectively.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

Our recurring fair value measurements consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Cash equivalent money market funds (Level 1)	$139,483	$145,938
Restricted cash money market funds (Level 1)	2,682	2,681

We also measure certain assets and liabilities, including property, plant and equipment and our investment in J-Devices, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$941,811	$930,528	$1,268,619	$1,275,824
Revolving credit facility and term loans (Level 2)	560,300	560,000	254,999	255,000
Total debt	$1,502,111	$1,490,528	$1,523,618	$1,530,824

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facility and term loans was calculated using a discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

17.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of June 30, 2015, we had $0.4 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers' specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Although the outcome of these matters is uncertain, we believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact to us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future.

In accordance with the accounting guidance for loss contingencies, including legal proceedings, lawsuits, pending claims and other legal matters, we accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

if we believe they are material and there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

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

During the second quarter, we experienced soft demand from our largest customer and general weakness in the mobile device market. We expect the mobile device market conditions to remain sluggish in the third quarter of 2015 as excess inventories continue to be depleted. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the seasonal revenue growth we would normally see in our business.

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

Financial Highlights

Our net sales decreased $30.7 million or 4.0% to $736.7 million for the three months ended June 30, 2015, from $767.5 million for the three months ended June 30, 2014. The decrease was primarily driven by lower revenue due to the sale of our Japanese subsidiary in June 2014. Our second quarter 2015 revenue was down from our expectations due to soft demand from our largest customer and general weakness in the mobile device and other markets.

Gross margin for the three months ended June 30, 2015, decreased to 15.6% from 19.6% for the three months ended June 30, 2014, primarily due to lower than expected net sales, increased depreciation expense from our continued investments in property, plant and equipment and higher employee compensation costs at our factories. These decreases were partially offset by favorable foreign currency exchange rate movements and lower costs for gold.

Our capital expenditures totaled $194.4 million for the six months ended June 30, 2015, compared to $230.4 million for the six months ended June 30, 2014. Our spending was primarily focused on investments in advanced packaging and test equipment supporting mobile communications.

Net cash provided by operating activities was $228.3 million for the six months ended June 30, 2015, compared to $235.3 million for the six months ended June 30, 2014. The decrease is primarily due to settlement payments for patent license litigation and cash paid for debt retirement, partially offset by cash generated by other operating activities.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	37.2%	37.2%	36.9%	37.0%
Labor	15.7%	14.0%	14.9%	14.3%
Other manufacturing costs	31.5%	29.2%	31.3%	29.6%
Gross margin	15.6%	19.6%	16.9%	19.1%
Operating income	5.2%	7.9%	6.3%	7.3%
Income before taxes and equity in earnings of unconsolidated affiliate	1.0%	5.6%	2.5%	4.3%
Net income attributable to Amkor	1.3%	6.5%	2.6%	4.8%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except percentages)
Net sales	$736,722	$767,459	$(30,737)	(4.0)%	$1,479,597	$1,463,503	$16,094	1.1%

The decrease in net sales for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, was primarily driven by lower revenue due to the sale of our Japanese subsidiary in June 2014. Our second quarter 2015 revenue was down from expectations due to soft demand from our largest customer and general weakness in the mobile device and other markets.

Net sales for the six months ended June 30, 2015, was comparable to the six months ended June 30, 2014. We experienced solid demand for advanced products supporting mobile communications early in the period, offset by lower revenue due to the sale of our Japanese subsidiary in June 2014.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except percentages)
Gross profit	$115,098	$150,714	$(35,616)	$250,045	$279,534	$(29,489)
Gross margin	15.6%	19.6%	(4.0)%	16.9%	19.1%	(2.2)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin for the three and six months ended June 30, 2015, decreased compared to the three and six months ended June 30, 2014, due to lower than expected net sales, increased depreciation expense from our continued investments in property, plant and equipment and higher employee compensation costs at our factories. These decreases were partially offset by favorable foreign currency exchange rate movements and lower costs for gold, which is used in many of our wirebond products.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except percentages)
Selling, general and administrative	$56,435	$67,674	$(11,239)	(16.6)%	$119,377	$130,098	$(10,721)	(8.2)%

Selling, general and administrative expenses for the three and six months ended June 30, 2015, decreased compared to the three and six months ended June 30, 2014. The decrease was attributable to lower employee incentive compensation costs and professional fees.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except percentages)
Research and development	$20,020	$22,079	$(2,059)	(9.3)%	$38,046	$43,124	$(5,078)	(11.8)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The decrease in research and development expenses for the three and six months ended June 30, 2015, was driven by 20 nanometer chipset design wins that moved into production in the second half of 2014.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except percentages)
Interest expense, including related party	$24,087	$23,779	$308	1.3%	$49,106	$48,743	$363	0.7%
Other (income) expense, net	$7,290	$(5,699)	$12,989	>(100)%	$6,792	$(5,663)	$12,455	>(100)%
Total other expense, net	$31,377	$18,080	$13,297	73.5%	$55,898	$43,080	$12,818	29.8%

For the three and six months ended June 30, 2015, other (income) expense, net included a loss on debt retirement of $8.9 million relating to the early repayment of our 7.375% Senior Notes due May 2018 and a net foreign currency gain due to favorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries. For the three and six months ended June 30, 2014, other (income) expense, net included a $9.2 million gain on the sale of a subsidiary to J-Devices and a net foreign currency loss.

Income Tax Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except percentages)
Income tax expense	$4,631	$12,511	$(7,880)	(63.0)%	$10,630	$17,440	$(6,810)	(39.0)%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense for the three and six months ended June 30, 2015 and 2014 was primarily attributable to income tax on profits earned in certain foreign jurisdictions and foreign withholding taxes.

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

Equity in Earnings of J-Devices

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except percentages)
Equity in earnings of J-Devices	$7,566	$20,036	$(12,470)	(62.2)%	$13,804	$25,797	$(11,993)	(46.5)%

In January 2015, we increased our ownership interest in J-Devices from 60% to 65.7%. In June 2014, J-Devices acquired our Japanese subsidiary, which resulted in $8.8 million of additional equity in earnings due to the gain on J-Devices' purchase. In addition, the decrease from the comparable prior year periods is due to a lower settlement of a take or pay arrangement under a manufacturing services agreement.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service and other liability requirements. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditure, debt service and other liability requirements for at least the next twelve months. Our liquidity is affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available debt facilities and proceeds from any additional debt or equity financings. As of June 30, 2015, we had cash and cash equivalents of $442.3 million. Included in our cash balance as of June 30, 2015, is $285.8 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of June 30, 2015, we had availability of $49.6 million under our $200.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $41.0 million available to be drawn under secured revolving credit facilities and $160.0 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of June 30, 2015 we had $1,490.5 million of debt. Our scheduled principal repayments on debt include $100.0 million due in 2018, $300.0 million due in 2019 and $1,085.0 million due thereafter. We were in compliance with all of our debt covenants at June 30, 2015, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the six months ended June 30, 2015 and 2014, we sold accounts receivable totaling $152.9 million and $124.8 million, respectively, for a discount, plus fees, of $0.8 million and $0.6 million, respectively. At June 30, 2015 and December 31, 2014, there were outstanding receivables of $66.0 million and $102.7 million, respectively, which had been sold to financial institutions under these arrangements.

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

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by calculations based upon cumulative net income. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We sponsor an accrued severance plan for our subsidiary in Korea, which under existing tax laws in Korea, limits our ability to currently deduct related severance expenses accrued under that plan. The purpose of these limitations is to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. In the second half of 2015, we expect to implement a defined benefit and a defined contribution plan and do not expect to have a significant funding obligation as a result of the change. At implementation, employees will no longer accrue service benefits under the historic severance plan. Additionally, the majority of the existing severance liability will remain unfunded. Our Korean severance liability was $152.7 million as of June 30, 2015.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of June 30, 2015, we owe Tessera $135.6 million.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2015, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment supporting mobile communications. In September 2014, we started the construction of our new K5 facility in Korea. We plan to spend approximately $350 million for the construction of the facility in 2015 and 2016.

We expect that our 2015 capital expenditures will be approximately $550 million, approximately $150 million of which will be spent on K5. During the six months ended June 30, 2015, our capital expenditures totaled $194.4 million, including $32.0 million for K5. Ultimately, the amount of our 2015 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2015 - Remaining	2016	2017	2018	2019	Thereafter
	(In thousands)
Total debt	$1,485,000	$—	$—	$—	$100,000	$300,000	$1,085,000
Scheduled interest payment obligations (1)	471,599	37,092	74,185	74,185	72,386	71,208	142,543
Purchase obligations (2)	302,772	221,121	68,821	2,386	4,826	989	4,629
Operating lease obligations	51,214	6,382	11,516	8,448	5,993	6,436	12,439
Severance obligations (3)	152,677	14,159	12,752	11,615	10,575	9,631	93,945
Settlement payments (4)	135,625	19,375	38,750	38,750	38,750	—	—
Total contractual obligations	$2,598,887	$298,129	$206,024	$135,384	$232,530	$388,264	$1,338,556

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2015, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at June 30, 2015, including $195.5 million for construction obligations for K5.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At June 30, 2015, the total obligation is $135.6 million of which $31.9 million is a current liability, $89.8 million is a non-current liability and $13.9 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at June 30, 2015, include:

•	$19.5 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$6.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended June 30, 2015, there have been no significant changes in our critical accounting policies as reported in our 2014 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, we refer you to Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014, were as follows:

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities	$228,281	$235,253
Investing activities	(196,159)	(244,885)
Financing activities	(39,771)	(74,943)

Operating activities:   Our cash flows provided by operating activities for the six months ended June 30, 2015, decreased by $7.0 million compared to the six months ended June 30, 2014, primarily due to settlement payments for patent license litigation and cash paid for debt retirement, partially offset by cash generated by other operating activities.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment. In addition, the net cash used in investing activities for the six months ended June 30, 2015, included a payment for an incremental investment in J-Devices, partially offset by the receipt of the final payment for the sale of our subsidiary to J-Devices. The net cash used in investing activities for the six months ended June 30, 2014, included cash transferred on the sale of our subsidiary to J-Devices, net of proceeds.

Financing activities:   The net cash used in financing activities for the six months ended June 30, 2015, was primarily driven by the repayment of our 7.375% Senior notes due 2018 and other borrowings, partially offset by new borrowings. The net cash used in financing activities for the six months ended June 30, 2014, primarily resulted from our repayment of borrowings at our subsidiary in Korea and the final payment for the acquisition of the power discrete business in Malaysia.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies. We had free cash flow of $33.9 million for the six months ended June 30, 2015, which increased from $4.9 million for the six months ended June 30, 2014. The increase in free cash flow was primarily due to reduced capital expenditures in the current period.

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$228,281	$235,253
Payments for property, plant and equipment	(194,360)	(230,392)
Free cash flow	$33,921	$4,861

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2015, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2015, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $21 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2015, approximately 97% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won for local country sales. For the six months ended June 30, 2015, approximately 64% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2015, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement in the U.S. dollar compared to all of these Asian-based currencies, our operating income for the six months ended June 30, 2015 would have been approximately $50 million lower due to this exposure.

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

Our consolidated financial statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the six months ended June 30, 2015 and 2014, was a net foreign translation gain of $4.4 million and $0.8 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2015:

	2015 - Remaining	2016	2017	2018	2019	Thereafter	Total	Fair Value
	($ in thousands)
Long term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$925,000	$925,000	$941,811
Average interest rate	—%	—%	—%	—%	—%	6.5%	6.5%
Variable rate debt	$—	$—	$—	$100,000	$300,000	$160,000	$560,000	$560,300
Average interest rate	—%	—%	—%	2.9%	2.2%	2.9%	2.5%
Total debt	$—	$—	$—	$100,000	$300,000	$1,085,000	$1,485,000	$1,502,111

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, our second quarter 2015 revenue was down due to soft demand from our largest customer and general weakness in the mobile device and other markets. We expect the mobile device market conditions to remain sluggish in the third quarter of 2015 as excess inventories continue to be depleted. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the seasonal revenue growth we would normally see in our business. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

Declining Average Selling Prices - Historically There Has Been Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time, and sometimes prices can change significantly in relatively short periods of time. We expect downward pressure on average selling prices for our packaging and test services to continue in the future, and this pressure may intensify during downturns in business. If we are unable to offset a decline in average selling prices by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2015, our total debt balance was $1,490.5 million, of which $410.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the six months ended June 30, 2015, we had capital expenditures of $194.4 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2015 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

We sponsor an accrued severance plan for our Korean subsidiary, under which we have an accrued liability of $152.7 million as of June 30, 2015. Existing tax laws in Korea limit our ability to deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we retain our existing severance plan, the deduction for severance expenses will be limited to severance payments made to retired employees, which results in a larger current income tax liability in Korea. We expect to adopt a new defined benefit and defined contribution plan, however if we do not adopt new plans, our ability to deduct accrued severance will continue to be limited, and as a result we will have to pay higher taxes, which could adversely affect our liquidity, financial condition and cash flows.

Even if we adopt new defined benefit and defined contribution plans, under the existing Korean severance plan, to the extent eligible employees are terminated, our Korean subsidiary would be required to make lump-sum severance payments on behalf of these eligible employees based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 15 to our Consolidated Financial Statements in Part I, Item 1 to this Quarterly Report on Form 10-Q.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2015 capital expenditures will be approximately $550 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

In September 2014, we started the construction of our new K5 facility in Korea. We plan to spend approximately $350 million for the construction of the facility in 2015 and 2016. The land purchase agreement includes various construction, investment, hiring, regulatory and other compliance obligations. There can be no assurance that the new facility will be completed, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described from time to time in our reports filed with the SEC, and may be a party to legal proceedings in the future. These proceedings could require significant management time and resources and, if an unfavorable ruling or outcome were to occur in these legal proceedings, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if There Are Changes in Tax Laws or Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws, Including Whether We Continue to Qualify for Our Tax Holidays, or if We Are Required to Establish or Adjust Valuation Allowances on Deferred Tax Assets.

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

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need to establish or adjust related valuation allowances. We maintain valuation allowances for some, but not all, of our deferred tax assets. Utilization of our deferred tax assets is dependent on generating sufficient income. In the event our income falls short of our projections, we may need to establish or adjust our existing valuation allowances against such deferred tax assets, which could adversely affect our results of operations.

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

As of June 30, 2015, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.1 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	27,886	7.05	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	27,886	$7.05	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2015, we made no common stock purchases, and at June 30, 2015, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Date: July 31, 2015

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