Form 10-K
period 2015-12-31
AMKOR TECHNOLOGY, INC.
filed 2016-02-22
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $591.6 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of January 29, 2016, was as follows: 237,388,425 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to "J-Devices" and "Toshiba" are to J-Devices Corporation, our wholly owned subsidiary in Japan, and Toshiba Corporation, respectively. We also refer to our new factory and research and development facility in Korea as "K5". Amounts preceded by ¥ are in Japanese yen. Amkor®, Amkor Technology®, ChipArray®, FusionQuad®, J-Devices®, MicroLeadFrame®, TMV®, SWIFTTM, and SLIMTM, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbol (®and TM) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2016 including expenditures in support of customer demand in the mobile communications market and expenditures related to our K5 factory and research and development facility in Korea, (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning (“ERP”) system, (15) the anticipated schedule for construction of our K5 factory and research and development facility in Korea, the expansion of our factory in Shanghai, and the transfer of Renesas' Singapore-based automotive microcontroller production to J-Devices, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (18) our expected forfeiture rate for outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, (20) demand for advanced System-in-Package ("SiP") modules, (21) our position in the automotive market and (22) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

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

•
Providing a geographically diverse operating base, with research and development, engineering support and production capabilities at various facilities in China, Japan, Korea, Malaysia, the Philippines and Taiwan.

Our packaging and test services are designed to meet application and chip specific requirements including the type of interconnect technology employed; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. Our customers use us for one or more of these services.

We provide our services to integrated device manufacturers (“IDMs”), “fabless” semiconductor companies and contract foundries. IDMs generally design, manufacture, package and test semiconductors in their own facilities. However, the availability of technologically advanced outsourced manufacturing services has encouraged IDMs to outsource a portion of their manufacturing. Fabless semiconductor companies do not have factories and focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process. Fabless semiconductor companies utilize contract foundries to manufacture their semiconductors in wafer form, and companies such as Amkor for their packaging and test needs. Some companies will engage a contract foundry to manage the complete semiconductor manufacturing process, and in turn, the contract foundry will outsource some of its packaging and test needs.

Our IDM customers include: Infineon Technologies AG; Intel Corporation; Micron Technology, Inc.; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Avago Technologies; Broadcom Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

J-Devices Corporation

On December 30, 2015, we increased our ownership in J-Devices Corporation from 65.7% to 100% through the exercise of existing options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition.

J-Devices is the largest provider of outsourced semiconductor packaging and test services in Japan with net sales of $0.8 billion in 2015. J-Devices' business covers a broad range of packaging and test services focused on the automotive, industrial and consumer end markets.

J-Devices was formed in 2009 as a result of a joint venture between Amkor, Toshiba and J-Devices' predecessor, Nakaya Microdevices Corporation ("NMD"). As part of this transaction, J-Devices acquired certain assets and business, including technology development, of Toshiba's semiconductor packaging business. Since that time, J-Devices has experienced considerable growth through various acquisitions, including the purchase of three packaging and test facilities from Fujitsu Semiconductor Limited in 2012, the purchase of three additional packaging and test facilities from Renesas Electronics Corporation in 2013 and the purchase of our previously wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan in 2014.

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

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:

•
An increasing demand for mobile and home internet-connected devices, including the world-wide adoption of mobile “smart” phones and tablets that can access the internet and provide multimedia capabilities.

•	An increase in mobility and connectivity capabilities and growing digital content driving demand for new broadband wired and wireless networking equipment.

•
The proliferation of semiconductor devices into well-established end products such as automotive systems due to increased use of electronics for safety, navigation, fuel efficiency, emission reduction and entertainment systems.

•	An overall increase in the semiconductor content within electronic products to provide greater functionality and higher levels of performance.

•
The growth of advanced System-in-Package ("SiP") modules where multiple semiconductor components with different functionalities are combined into a single integrated circuit ("IC") package. The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products.

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

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as changes in worldwide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at consistently high levels of utilization to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for integrated semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Packaging and test service providers, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

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

STRATEGY AND COMPETITIVE STRENGTHS

Strategy

Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals:

Leverage Our Investment in Services for Advanced Technologies

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above our corporate average. This is particularly true in the mobile device market, where growth has outpaced the semiconductor industry rate. An important factor for success in the advanced packaging and test area is to generate reasonably quick returns on investments made for customers seeking leading edge technologies.

In recent years we have made significant investments in state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With approximately 475 employees engaged in research and development in 2015 focusing on the design and development of new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip and wafer-level processing. During 2015, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as chips fabricated at 16 nanometer geometries and advanced SiP products including radio frequency ("RF"), front end modules and micro-electro-mechanical systems ("MEMS") devices.

We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices, and are making substantial progress in a number of areas. These include Silicon Wafer Integrated Fan-out Technology ("SWIFT") and Silicon-Less Integrated Module ("SLIM") solutions which enable very thin, very small products combining application processors, memory, baseband and other peripheral IC’s. They also include packages utilizing Through Silicon Via ("TSV") interconnects and silicon interposers which enable the integration of high performance chips such as high bandwidth memory and graphics processors into a single package.

We believe that the value added by advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of speed and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services.

Improve Utilization of Existing Assets and Broaden Our Customer Base

Another key to our success is to improve the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment platforms typically frees up capacity in existing, previously installed equipment. As part of our strategy, we are focused on developing a second wave of customers to more effectively utilize these assets over a longer period of time. In particular, we have a concerted effort to increase our sales to Chinese and Taiwanese fabless chip companies, since they have a significant portion of the mid-tier and entry-level segments of the mobile device market where much of the growth is occurring.

In 2015, we established a dedicated Greater China Business Unit, opened new sales offices in Shanghai, Beijing and Shenzhen, and continued hiring new salespeople, design engineers and customer service personnel to assist our customers in China.

Another key part of our Greater China strategy is our regional manufacturing footprint, particularly our world-class factory in Shanghai. We are building an addition to this facility, which will expand our clean room space by nearly 45%, to a total of roughly 625,000 square feet. Our Shanghai facility serves international and local customers, with a heavy emphasis on wafer-level packaging, wafer bumping, stacked die packaging and advanced test services.

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets through strategic investments. For example, in 2015 we completed the acquisition of 100% of J-Devices, our outsourced semiconductor assembly and test ("OSAT") joint venture in Japan. We believe that with this acquisition we have become the largest OSAT by revenue for the automotive market, with roughly $750 million in combined automotive-based revenues in 2015. In addition, Renesas agreed to transfer most of its Singapore-based automotive microcontroller production to J-Devices’ factories. That transfer began in 2015 and will be completed in 2016.

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

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require wafer-level chip scale packaging, flip chip and advanced integrated and modular interconnect solutions that combine multiple active chips and other elements in a single package. We have been investing in our technology leadership in wafer bumping, wafer-level processing, advanced SiP, SLIM and SWIFT packaging technologies. We have also been a leader in developing environmentally friendly integrated circuit packaging, which involves the elimination of lead and certain other materials.

The semiconductor industry is now in a period of packaging development where integrated wafer-level fan-out and TSV interconnect technologies will be used to create the next generation of advanced packages. We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver advanced integrated and modular solutions to market. We are a leader in wafer thinning, micro-bumping and TSV-based flip chip innovation, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy these packaging and test solutions.

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

Broad Offering of Semiconductor Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and mechanical design challenges, and we employ a large number of engineers to solve these challenges. We provide services for a wide variety of products. This wide variety of packaging offerings is necessary to meet the diverse needs of our customers for the optimal combination of performance, size and cost attributes. Our solutions enable our customers to focus on semiconductor design and wafer fabrication while utilizing Amkor as their turnkey design, packaging and test services provider and, in many cases, their packaging technology innovator.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and RF semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.

Geographically Diversified Operating Base

We have a broad and geographically diversified operating footprint strategically located in six countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide cost effective solutions to our customers by:

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

For financial information about geographic areas, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Competitive Cost Structure and Disciplined Capital Investment

There is a continuous push throughout the entire semiconductor supply chain for lower cost solutions. We work to maintain a competitive cost structure and make disciplined capital investment decisions so that we can provide cost-competitive solutions to our customers and achieve sustainable profitability and cash flow. Some of our cost control efforts have included: (1) improving the utilization of our existing assets; (2) increasing strip densities to drive higher throughput; (3) migrating from gold wire to copper wire for certain wirebond packages and (4) increasing labor productivity.

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

Advanced Products and Mainstream Products

We offer a broad range of advanced and mainstream packaging and test services to our customers. We refer to our flip chip, wafer-level processing and related test services as “Advanced Products”, and our wirebond packaging and related test services as “Mainstream Products”. The following table sets forth, for the periods indicated, the amount of advanced and mainstream packaging and test net sales and the percentage of such net sales (excluding J-Devices):

	Year Ended December 31,
	2015		2014		2013
	(In millions, except percentage of net sales)
Advanced products	$1,433	49.7%	$1,553	49.6%	$1,451	49.1%
Mainstream products	1,452	50.3%	1,576	50.4%	1,505	50.9%
Total net sales	$2,885	100.0%	$3,129	100.0%	$2,956	100.0%

Substantially all of J-Devices' net sales are generated from mainstream packages. J-Devices had net sales of $812.9 million, $923.0 million and $825.1 million for 2015, 2014 and 2013, respectively. In 2015, we had net sales of approximately $725 million from our advanced SiP modules which are included in either advanced products or mainstream products depending upon the interconnect technology used in the module.

Advanced System-in-Package ("SiP") Modules

Advanced SiP modules combine multiple semiconductor components with different functionalities into a single IC package. These modules use wirebond, flip chip or wafer-level interconnect technologies. Additional components can include passive devices (inductors, capacitors, resistors, filters and diplexers), antennas and mechanical parts.

The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of SiP in new products. Advanced SiP modules are used for many applications such as RF and front end modules, baseband processing, connectivity, fingerprint sensors, display and touch screen drivers, sensors and MEMS, NAND memory and solid state drives. Advanced SiP modules are found in many products including smartphones and tablets, automobiles, wearable electronics, high-performance gaming systems, computers and network systems.

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

Wafer-level chip scale packages ("WL CSP") do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. WL CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable, semiconductor package platforms on the market today. We have seen significant growth in our WL CSP business, particularly for power management, RF, and integrated connectivity applications.

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

Mainstream Packages

Our mainstream packages include leadframe packages, substrate-based wirebond packages and MEMS packages. These package families use wirebond interconnect technology to connect a die to a leadframe or substrate package carrier.

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

Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked CSP, chip array ball grid array ("CABGA") packages and plastic ball grid array ("PBGA") packages.

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

Micro-Electro-Mechanical Systems ("MEMS") Packages: MEMS are miniaturized mechanical and electro-mechanical devices that can sense and provide information about the physical world and sometimes trigger a response. Examples of MEMS devices include microphones, accelerometers, airbag deployment sensors, gyrometers, magnetometers, and humidity, temperature and pressure sensors. MEMS packages leverage our expertise in wafer thinning, die stacking, wirebonding and flip chip interconnect to deliver sophisticated products with a very small form factor. In 2015, we introduced sensor fusion products which utilize our cavity MEMS platform and combine multiple sensors into a single package.

End Markets

The following table lists the end markets that use our products:

End Market	Applications	Package Type

Communications	Handsets (Cell Phones, Feature Phones, Smart Phones) Handheld Devices Tablets Wireless LAN	Stacked Chip Scale Package Flip Chip Chip Scale Package Wafer Level Chip Scale Package ChipArray Ball Grid Array Fine Pitch Flip Chip Chip Scale Package Flip Chip Stacked Chip Scale Package

Automotive and Industrial	Infotainment Safety Performance, Fuel Efficiency and Environmental Sustainability Comfort, Aesthetics and Security	MicroLeadFrame Small Outline Integrated Circuit Thin Shrink Small Outline Package Plastic Ball Grid Array Thin Quad Flat Pack Flip Chip Ball Grid Array ChipArray Ball Grid Array

Consumer	Television Set Top Boxes Portable Media/Personal Visual/Imaging Products Gaming	Flip Chip Ball Grid Array Thin Quad Flat Pack ChipArray Ball Grid Array MicroLeadFrame Digital Micromirror Device Plastic Ball Grid Array

Networking	Servers Routers Switches	Flip Chip Ball Grid Array Plastic Ball Grid Array MicroLeadFrame ChipArray Ball Grid Array Thin Quad Flat Pack

Computing	Desk Top Computer Laptop Computer Notebook Computer Hard Disk Drive Printers and Other Peripherals Computer Server	MicroLeadFrame Flip Chip Ball Grid Array ChipArray Ball Grid Array Flip Chip Chip Scale Package Stacked Chip Scale Package Small Outline Integrated Circuit

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

One of our top priorities is developing low-cost packaging solutions for the next generation of mobile devices, which minimize material and processing costs, while maximizing yields and reliability. This development effort is particularly important for customers seeking cost-effective alternatives to further silicon-level integration. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages are increasingly the preferred package type for many chips used in mobile devices. They provide a very low-profile product at a competitive cost. We are also developing integrated wafer-level fan-out solutions called SWIFT and SLIM which enable very thin, very small products combining application processors, memory, baseband and other peripheral IC’s.

Our research and development employees are located throughout Asia and in the United States. In 2015, we had approximately 475 employees engaged in research and development activities. In 2015, 2014 and 2013, we incurred $82.0 million, $76.9 million and $64.6 million, respectively, of research and development expense.

SALES AND MARKETING

Our sales offices are located throughout Asia, Europe and North America. Our support personnel manage and promote our packaging and test services and provide key customer and technical support. To provide comprehensive sales and customer service, we typically assign our customers a direct support team consisting of an account manager, technical program manager, test program manager and both field and factory customer support representatives. We also support our largest multinational customers from multiple office locations to ensure that we are aligned with their global operational and business requirements.

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

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December which results in a decrease in packaging and test services during the first quarter. Generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015.  The high-end smartphone market was a particular issue for us in 2015, in part due to the lackluster general market conditions, and in part because of changes in the supply chain which impacted one of our major customers. As a result, we did not see our normal seasonal revenue patterns in 2015.

CUSTOMERS

In 2015, we had approximately 250 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 63% of our net sales in 2015. Qualcomm Incorporated and Toshiba each accounted for more than 10% of our net sales in 2015.

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

We obtain the materials required for packaging services from various suppliers. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. We work closely with our primary material suppliers in an effort to ensure that materials are available and delivered on time and, we also negotiate world-wide pricing agreements with our major suppliers to take advantage of the scale of our operations.

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

COMPETITION

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Ltd, which was acquired by Jiangsu Changjiang Electronics Technology Co., Ltd in 2015.

Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers and the contract foundries. Our IDM customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. We also compete with contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. In addition, we compete with companies that offer only test services and not packaging.

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

EMPLOYEES

In 2015, Amkor had approximately 22,200 full-time employees. On December 30, 2015, we added approximately 4,500 additional employees through our acquisition of J-Devices. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in Europe, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea and Malaysia are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015. We expect the mobile device market conditions to remain sluggish in the first half of 2016 as customers continue to cautiously manage inventories. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the revenue growth in our business. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

•	changes in costs, quality, availability and delivery times of raw materials, components and equipment;

•	changes in labor costs to perform our services;

•	wage inflation and fluctuations in commodity prices, including gold, copper and other precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with legal claims, indemnification obligations, judgments and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	costs of acquisitions and divestitures and difficulties integrating acquisitions;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate various market segments, such as power discrete and the mid-tier and entry-level segments of the mobile device market;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive and

•	restructuring charges, asset write-offs and impairments.

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

High Fixed Costs - Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Satisfactory Gross Margins if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may be negatively impacted. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Decisions by Our Integrated Device Manufacturer and Foundry Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by IDM customers. Our IDM and foundry customers continually evaluate the need for outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs and foundries may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

The reasons IDMs and foundries may shift their outsourced business to internal capacity include:

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

In a downturn in the semiconductor industry, IDMs and foundries could respond by shifting some or all outsourced packaging and test services to internally serviced capacity on a short term basis. Also, the IDMs and foundries could curtail or reverse the trend of outsourcing packaging and test services. If we experience a significant loss of IDM or foundry business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows, especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2015, our total debt balance was $1,595.9 million, of which $76.8 million was classified as a current liability and $533.5 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

•
require us to dedicate a substantial portion of our cash flow from operations to service payments of interest and principal on our debt, thereby reducing the availability of our cash flow to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

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

We May Have Difficulty Funding Liquidity Needs.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements and other funding needs. Our liquidity is affected by, among other things, the performance of our business, our capital expenditure and other investment levels and our ability to repay debt and other long-term obligations out of our operating cash flows or with the proceeds of debt or equity financings.

We operate in a capital intensive industry. We had capital expenditures of $538.0 million in 2015. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2016 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness.

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

Our subsidiary in Korea maintains an unfunded severance plan under which we have an accrued liability of $143.0 million as of December 31, 2015. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

As previously reported, we are implementing a new enterprise resource planning system on a world-wide basis. We have implemented several significant enterprise resource planning modules and expect to implement additional enterprise resource planning modules in the future. In addition, we have implemented new shop floor management systems in certain of our factories and integrated the acquired operations of Amkor Technology Malaysia Sdn. Bhd. into our overall internal control over financial reporting. In December 2015, we acquired the operations of J-Devices, and we are integrating those operations into our overall internal control over financial reporting. In addition, we are implementing an enterprise resource planning system at J-Devices. The implementation of these systems, as well as the integration of the acquired operations represents changes in our internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.

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

We receive warranty claims from our customers which occur from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with defects, we could incur additional development, repair or replacement costs or suffer other economic losses, and our credibility and the market’s acceptance of our packages could be harmed.

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

•	the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;

•	fluctuations in currency exchange rates, particularly with the recent acquisition of J-Devices;

•	political and social conditions, such as civil unrest and terrorism;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from tax laws in the U.S. and in foreign jurisdictions in which we operate and

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. We have made and continue to make significant investments to implement and evolve our management information systems. In addition, we have implemented new shop floor systems in certain of our factories. We have begun integrating J-Devices' management information systems with our existing systems and processes. We face risks in connection with current and future projects to install or integrate new management information systems or upgrade our existing systems. These risks include:

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. Additionally, we increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition, December 30, 2015.
We have begun integrating J-Devices with our existing operations. In addition, J-Devices continues to integrate the acquisitions it has completed with its operations. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely Including Any Disruption that May Occur in the Supply of Certain Materials due to Regulations and Customer Requirements.

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

Rules adopted by the Securities and Exchange Commission implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and many of our customers are also implementing initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with these requirements and customer initiatives. These requirements and customer initiatives could affect the pricing, sourcing and availability of materials used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the materials we use in our manufacturing process. If we are unable to meet these requirements and customer initiatives, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 63% of our net sales for the year ended December 31, 2015, and two customers each accounted for more than 10% of our consolidated net sales during the period. In addition, we have significant customer concentration within our end markets, particularly mobile communications. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $538.0 million in 2015, $681.1 million in 2014 and $566.3 million in 2013. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

In September 2014, we started the construction of our new K5 facility in Korea. The land purchase agreement includes various construction, investment, hiring, regulatory and other compliance obligations. There can be no assurance that the actual scope, costs, or benefits of the project will be consistent with our current expectations.

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

Our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in U.S. or foreign tax laws could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows. For example, in the U.S., there have been proposals to change U.S. tax laws that would significantly impact how U.S. corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. In addition, changes in tax laws or regulations enacted in response to guidelines proposed by organizations such as the Organisation for Economic Co-operation and Development regarding transfer pricing and other international tax matters relating to multinational companies like Amkor could also adversely impact our future liability for income taxes in the jurisdictions where we operate. Although we cannot predict whether or in what form any of these proposals might be enacted into law, if adopted they could have a material adverse impact.

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

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets, in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. In the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets, which could materially affect our results of operations.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including settled legal proceedings described in more detail in Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

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

Competition - We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities and May Face Competition from New Competitors, Including Foundries.

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in the People’s Republic of China, or the PRC, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. For example, STATS ChipPAC was acquired in 2015 by Jiangsu Electronics Technology Co., Ltd., a local PRC company. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, in 2015, Advanced Semiconductor Engineering, Inc. acquired almost 25% of Siliconware Precision Industries Co., Ltd.

We also face competition from the internal capabilities and capacity of many of our current and potential IDM and foundry customers. In addition, we compete with contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. These semiconductor foundries, which are substantially larger and have greater financial resources than we do, have expanded their operations to include packaging and test services, and may continue to expand these capabilities in the future.

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

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and similar laws in other jurisdictions impose strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In addition, increasing climate change and environmental concerns could result in our customers requesting that we and our suppliers exceed regulatory standards. Complying with existing and possible future environmental, health and safety laws or related customer requests may impose upon us the need for additional equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations. Furthermore, energy costs in general could increase significantly due to climate change and other regulations.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities.

We have significant packaging and test and other operations in locations which are subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARs or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events; acts of war and terrorist incidents; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, Japan experienced a severe earthquake and tsunami in 2011 that resulted in significant disruption in the electronics industry supply chain and adversely affected Japan's economy and consumer spending. In addition, in October 2011, Thailand experienced substantial flooding which affected the facilities and operations of customers and suppliers in our industry. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. Although we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks, and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by natural disasters and other calamities.

Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence The Outcome of All Matters Requiring Stockholder Approval.

As of December 31, 2015, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim Family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.1 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

In June 2013, the Kim family exchanged their convertible notes issued by Amkor for approximately 49.6 million shares of common stock (the "Convert Shares"). The Convert Shares are subject to a voting agreement. The agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership. Also, the sale or the prospect of the sale of a substantial portion of their shares may adversely affect the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location and size of our manufacturing facilities are set forth in the table below. All facilities are owned unless otherwise specified.

Approximate Facility Size (Square Feet)
China
Shanghai, China (1)	915,000
Japan
Usuki, Japan	460,000
Hakodate, Japan (2)	438,000
Kumamoto, Japan (2)	370,000
Fukui, Japan	267,000
Kitsuki, Japan	183,000
Aizu, Japan (3)	170,000
Miyagi, Japan	169,000
Kitakami, Japan (3)	127,000
Oita, Japan (3)	117,000
Fukuoka, Japan (3)	104,000
Neagari, Japan (3)	89,000
Korea
Gwangju, Korea	1,154,000
Seoul, Korea	666,000
Pupyong, Korea (4)	448,000
Malaysia
Telok Panglima Garang, Malaysia (1)	379,000
Philippines
Muntinlupa, Philippines (5)	648,000
Province of Laguna, Philippines (5)	633,000
Taiwan
Hsinchu, Taiwan	490,000
Lung Tan, Taiwan	353,000

Total all facilities	8,180,000

(1)	Land is leased.

(2)	Includes leased support facilities at a nearby location.

(3)	Leased facility.

(4)	Includes a lease for 44,000 square feet of building space.

(5)
As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest. We also lease 648,000 square feet of building space.

During 2013, we purchased land for our K5 factory and research and development center in Korea. In September 2014, we started construction. Construction work is expected to continue in 2016.

Our principal executive office and operational headquarters is located in Tempe, Arizona. In addition to executive staff, the Tempe, Arizona campus houses sales and customer service for the southwest region, product management, research and development, finance, information systems, planning and marketing. Our sales office locations include sites at most of our manufacturing locations as well as Europe, Singapore and the U.S. (Tempe, Arizona; Irvine, San Diego and San Jose, California; Stoneham, Massachusetts; Allen and Austin, Texas).

We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

Item 3.	Legal Proceedings

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, acquisitions, licensing, contracts, tax, regulatory, employee relations and other matters. For a discussion of “Legal Proceedings,” see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

	High	Low
2015
First Quarter	$9.91	$6.35
Second Quarter	8.79	5.90
Third Quarter	5.93	4.14
Fourth Quarter	6.93	4.44
2014
First Quarter	$6.86	$5.12
Second Quarter	12.21	6.88
Third Quarter	11.44	8.41
Fourth Quarter	8.61	5.97

There were approximately 139 holders of record of our common stock as of January 29, 2016.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, our U.S. revolving credit agreement and the indentures governing our senior notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	—	$—	—	$91,586,032
November 1-November 30	27,707	6.59	—	91,586,032
December 1-December 31	—	—	—	91,586,032
Total	27,707	$6.59	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2014 and 2015, we made no common stock purchases, and at December 31, 2015, approximately $91.6 million was available pursuant to the stock repurchase program.

PERFORMANCE GRAPH(1)

(1)
The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015
Amkor Technology, Inc.	$100.00	$58.84	$57.23	$82.73	$95.82	$82.05
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
PHLX Semiconductor	100.00	103.93	114.9	152.42	194.3	180.02

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, have been derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following selected consolidated financial data as of December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and 2011, have been derived from audited financial statements not included herein. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2015 (d)	2014 (c)	2013 (e)	2012	2011
	(In thousands, except per share data)
Income Statement Data:
Net sales	$2,884,603	$3,129,440	$2,956,450	$2,759,546	$2,776,359
Gross profit (a)	479,265	552,822	544,513	423,810	490,569
Operating income	164,839	221,460	232,109	152,692	193,670
Loss on debt retirement (b)	9,560	757	12,330	1,199	15,531
Income tax expense	28,035	33,845	22,646	17,001	7,124
Equity in earnings of J-Devices (c)	20,107	31,654	10,316	5,592	7,085
Net income (a) (c) (d)	59,607	133,887	111,657	42,702	93,095
Net income attributable to Amkor	56,812	130,386	109,296	41,818	91,808
Net income attributable to Amkor per common share:
Basic	$0.24	$0.56	$0.58	$0.26	$0.48
Diluted	$0.24	$0.55	$0.50	$0.24	$0.39

Other Financial Data:
Depreciation and amortization	$494,200	$464,706	$410,346	$370,479	$335,644
Payments for property, plant and equipment	537,975	681,120	566,256	533,512	466,694

Balance Sheet Data:
Cash and cash equivalents	$523,172	$449,946	$610,442	$413,048	$434,631
Working capital	299,296	497,358	541,480	438,781	354,644
Total assets	4,031,300	3,635,405	3,427,298	3,025,215	2,773,047
Non-current liabilities, including debt	1,787,983	1,803,879	1,771,422	1,705,794	1,429,640
Total Amkor stockholders’ equity	1,207,883	1,116,235	953,740	657,955	693,266

(a)
In January 2015, we reached a resolution to a patent license dispute and entered into a settlement agreement. During 2014, 2013 and 2012 we recorded charges of $75.3 million, $10.0 million and $50.0 million, respectively, to cost of sales and $13.7 million, $1.8 million, and $6.0 million, respectively, to interest expense relating to this patent license dispute.

(b)
During 2015, we recorded a loss on debt retirement of $8.9 million relating to the early repayment of our 7.375% Senior Notes due May 2018. During 2013, we exchanged debt for shares of our common stock and a cash payment and recorded a charge of $11.6 million. During 2011, we recorded a net loss of $15.5 million related to the tender and call of debt and the write-off of associated unamortized deferred debt issuance costs.

(c)
On June 30, 2014, we sold 100% of the shares of our previously wholly-owned subsidiary in Japan to J-Devices, our previously unconsolidated equity-method joint venture in Japan. Subsequent to June 30, 2014, the results of the divested entity are included in J-Devices' financial results and in our corresponding equity in earnings of J-Devices. We recognized a net gain on the sale of $9.2 million in other (income) expense, net. In addition, J-Devices recognized a gain on the transaction, which increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

(d)
We increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition, December 30, 2015. We recognized a net loss of $13.9 million in other (income) expense, net resulting from a loss of $30.0 million related to the release of our interest in J-Devices' accumulated foreign currency translation adjustments offset by a gain of $16.1 million related to the step-up to fair value of our previous investments in J-Devices. Our balance sheet data as of December 31 2015 reflects the consolidation of J-Devices. The operating results of J-Devices will be consolidated beginning in 2016.

(e)
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

From time to time we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in 2009 we invested in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition, December 30, 2015. Our balance sheet data as of December 31, 2015 reflects the consolidation of J-Devices. The operating results of J-Devices will be consolidated beginning in 2016. Also, in 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and continue our technological leadership.

Our IDM customers include: Infineon Technologies AG; Intel Corporation; Micron Technology, Inc.; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Avago Technologies; Broadcom Corporation and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

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

Generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015.  The high-end smartphone market was a particular issue for us in 2015, in part due to the lackluster general market conditions, and in part because of changes in the supply chain which impacted one of our major customers. We expect the mobile device market to remain sluggish in the first half of 2016 as customers continue to cautiously manage inventories.

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

2015 Financial Highlights

Our net sales decreased $244.8 million or 7.8% to $2,884.6 million in 2015 from $3,129.4 million in 2014. The decrease in net sales in 2015 compared to 2014 was primarily driven by soft demand and general weakness in the semiconductor industry as well as lower revenue due to the sale of our Japanese subsidiary to J-Devices in June 2014. In 2015, we benefitted from growth in our advanced System-in-Package ("SiP") business as well as higher sales to customers in Greater China.

Gross margin in 2015 decreased to 16.6%, compared to 17.7% in 2014, primarily due to lower net sales, higher employee compensation costs at our factories and increased depreciation expense, partially offset by favorable foreign currency exchange rate movements and lower costs for gold.

In 2015, our capital expenditures totaled $538.0 million, or 18.6% of net sales, compared to $681.1 million, or 21.8% of net sales in 2014. Our 2015 capital expenditures were primarily focused on investments in advanced packaging and test equipment and construction of our K5 facility in Korea.

Net cash provided by operating activities was $577.9 million for the year ended December 31, 2015, compared to $613.9 million for the year ended December 31, 2014. The decrease is mainly attributable to settlement payments for patent license litigation.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Materials	36.6%	36.8%	40.0%
Labor	15.1%	14.0%	14.4%
Other manufacturing costs	31.7%	29.1%	26.8%
Patent license litigation	—%	2.4%	0.4%
Gross margin	16.6%	17.7%	18.4%
Operating income	5.7%	7.1%	7.9%
Income before income taxes and equity in earnings of unconsolidated affiliate	2.3%	4.3%	4.2%
Net income attributable to Amkor	2.0%	4.2%	3.7%

Net Sales

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013
	(In thousands, except percentages)
Net sales	$2,884,603	$3,129,440	$2,956,450	$(244,837)	(7.8)%	$172,990	5.9%

The decrease in net sales in 2015 compared to 2014 was primarily attributable to changes in the supply chain for high-end smartphones which impacted one of our major customers and generally soft economic conditions and a lack of compelling new mobile products during 2015.  The sale of our Japanese subsidiary to J-Devices in June 2014 also reduced our 2015 net sales. We benefitted from growth in our advanced SiP business, particularly for RF ("radio frequency") and front end module applications for smartphones and tablets, as well as higher sales to customers in Greater China.

The increase in net sales in 2014 compared to 2013 was driven by strong demand for wafer services supporting mobile communications, a full year of results from our power discrete business in Malaysia acquired in mid-2013, strong demand for NAND memory and growth in our automotive business.

Gross Margin

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013
	(In thousands, except percentages)
Gross profit	$479,265	$552,822	$544,513	$(73,557)	$8,309
Gross margin	16.6%	17.7%	18.4%	(1.1)%	(0.7)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Gross margin in 2015 decreased due to lower net sales, higher employee compensation costs at our factories, and increased depreciation expense from our continued investments in property, plant and equipment. The decrease is partially offset by favorable foreign currency exchange rate movements and lower costs for gold, which is used in many of our wirebond products.

Gross margin in 2014 benefitted from higher net sales, increased utilization and lower costs for gold from 2013.

Gross margin was negatively impacted by 2.4 and 0.4 percentage points in 2014 and 2013, respectively, for charges related to the settlement of patent license litigation in January 2015.

Selling, General and Administrative Expenses

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013
	(In thousands, except percentages)
Selling, general and administrative	$232,409	$254,498	$247,779	$(22,089)	(8.7)%	$6,719	2.7%

Selling, general and administrative expenses decreased in 2015 compared to 2014. The decrease was attributable to lower employee incentive compensation costs and professional fees, as well as favorable foreign currency exchange rate movements. Selling, general and administrative expenses increased in 2014 compared to 2013. The increase was primarily a result of the inclusion of a full year of costs from our power discrete business in Malaysia acquired in mid-2013, partially offset by lower professional fees associated with acquisitions and investments.

Research and Development

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013
	(In thousands, except percentages)
Research and development	$82,017	$76,864	$64,625	$5,153	6.7%	$12,239	18.9%

Research and development activities are focused on developing new packaging solutions and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of goods sold, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses were up in 2015 over 2014, and 2014 over 2013, due primarily to increased development activities and related employee costs and investment in equipment, in each of those periods, which was only partially offset by costs for projects that moved into production.

Other Income and Expense

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013
	(In thousands, except percentages)
Interest expense, including related party	$86,376	$109,925	$105,908	$(23,549)	(21.4)%	$4,017	3.8%
Other (income) expense, net	10,928	(24,543)	2,214	35,471	>100%	(26,757)	>(100)%
Total other expense, net	$97,304	$85,382	$108,122	$11,922	14.0%	$(22,740)	(21.0)%

Interest expense decreased in 2015 primarily due to the early repayment of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt. Interest expense increased in 2014 primarily due to the settlement of patent license litigation. In addition, interest expense increased due to an increase in our senior notes which occurred in 2013, which is offset by a decrease due to the April 2014 conversion of $56.3 million and the June 2013 exchange of $193.7 million of our 6.0% Convertible senior subordinated notes for shares of our common stock. In 2015, 2014 and 2013, we capitalized a portion of the interest on our outstanding debt in the amount of $10.1 million, $6.9 million and $1.7 million, respectively, in connection with the construction of our new K5 facility in Korea.

In 2015, other (income) expense, net included a net loss of $13.9 million on the acquisition of the remaining interest of J-Devices, a loss on debt retirement of $8.9 million relating to the early repayment of our 7.375% Senior Notes due May 2018 and foreign currency gains as a result of favorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries. In 2014, other (income) expense, net included net foreign currency gains at various Asian subsidiaries due to favorable exchange rate movements and a $9.2 million net gain on the sale of a subsidiary to J-Devices. In 2013, other (income) expense, net included a debt retirement charge related to the cash payment we made to holders of the 6.0% Convertible senior subordinated notes. During 2013, we also recorded a net foreign currency gain, which was mainly a result of the depreciation of the Japanese yen relative to the U.S. dollar and the associated impact on our U.S. dollar denominated net monetary assets.

Income Tax Expense

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013
	(In thousands, except percentages)
Income tax expense	$28,035	$33,845	$22,646	$(5,810)	$11,199
Effective tax rate	41.5%	24.9%	18.3%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions, primarily throughout the Asia Pacific region, where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Foreign withholding taxes and minimum taxes cause our effective tax rate to increase. The increase in our effective income tax rate in 2015 is primarily attributable to losses in jurisdictions with no associated tax benefit. The effective income tax rate in 2014 was higher than 2013 primarily as a result of the release of a valuation allowance on our deferred tax assets in a foreign jurisdiction in 2013.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative jurisdictional mix of earnings. During 2015, 2014 and 2013, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays, which will expire in whole or in part at various dates through 2024. We expect our effective tax rate to increase as the tax holidays expire because income earned in these jurisdictions will be subject to higher statutory income tax rates. In connection with our investment in Korea, we increased our capital investment by $100 million pursuant to the Foreign Investment Promotion Act, thereby, availing ourselves of certain additional tax incentives we expect to benefit from in the future.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our income tax expense.

Equity in Earnings of J-Devices

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013
	(In thousands, except percentages)
Equity in earnings of J-Devices	$20,107	$31,654	$10,316	$(11,547)	(36.5)%	$21,338	>100%

In January 2015, we increased our ownership interest in J-Devices from 60% to 65.7%. On December 30, 2015, we increased our ownership in J-Devices from 65.7% to 100% through the exercise of existing options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition on December 31, 2015. In June 2014, J-Devices acquired our Japanese subsidiary, which resulted in $8.8 million of additional equity in earnings due to the gain on J-Devices' purchase. The decrease from 2014 is also due to a lower settlement of a take-or-pay arrangement under a manufacturing services agreement.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2015. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the effect of consumer buying patterns in Asia, Europe and the U.S. Generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015.  The high-end smartphone market was a particular issue for us in 2015, in part due to the lackluster general market conditions, and in part because of changes in the supply chain which impacted one of our major customers. As a result, we did not see our normal seasonal revenue patterns in 2015.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.
On December 30, 2015, we increased our ownership in J-Devices from 65.7% to 100% through the exercise of existing options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition. We recognized a net loss of $13.9 million in other (income) expense, net resulting from a loss of $30.0 million related to the release of our interest in J-Devices' accumulated foreign currency translation adjustments, which was partially offset by a gain of $16.1 million related to the step-up of fair value of our previous investments in J-Devices.
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

	For the Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(In thousands, except per share data)
Net sales	$670,644	$734,362	$736,722	$742,875	$853,113	$812,824	$767,459	$696,044
Gross profit	102,620	126,600	115,098	134,947	120,071	153,217	150,714	128,820
Operating income	20,922	51,295	38,643	53,979	39,968	75,180	60,961	45,351
Loss on debt retirement, net	—	—	9,349	211	—	—	622	135
Income tax expense	837	16,568	4,631	5,999	1,420	14,985	12,511	4,929
Equity in earnings of J-Devices	4,647	1,656	7,566	6,238	2,485	3,372	20,036	5,761
Net (loss) income	(9,312)	29,021	10,201	29,697	14,128	48,170	50,406	21,183
Net (loss) income attributable to Amkor	(9,721)	28,174	9,578	28,781	13,135	47,097	49,521	20,633
Net (loss) income attributable to Amkor per common share:
Basic	$(0.04)	$0.12	$0.04	$0.12	$0.06	$0.20	$0.21	$0.09
Diluted	$(0.04)	$0.12	$0.04	$0.12	$0.06	$0.20	$0.21	$0.09

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending, debt service requirements and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditure, debt service and other financial requirements for at least the next twelve months. Our liquidity is affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of December 31, 2015, we had cash and cash equivalents of $523.2 million. Included in our cash balance as of December 31, 2015, is $435.5 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would incur up to $21.6 million of foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of December 31, 2015, we had availability of $64.3 million under our $200.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $30.0 million available to be drawn under secured revolving credit facilities and $110.0 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of December 31, 2015, we had $1,595.9 million of debt. Our scheduled principal repayments on debt include $76.8 million due in 2016, $12.6 million due in 2017, $126.3 million due in 2018, $250.0 million due in 2019, $200.0 million due in 2020 and $925.0 million due thereafter. We were in compliance with all of our debt covenants at December 31, 2015, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the year ended December 31, 2015 and 2014, we sold accounts receivable totaling $323.5 million and $340.0 million, respectively, for a discount, plus fees, of $1.5 million in 2015 and 2014. At December 31, 2015 and 2014, there were outstanding receivables of $141.9 million and $102.7 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of December 31, 2015, the severance liability was $143.0 million. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution plan.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of December 31, 2015, we owe $116.3 million to Tessera.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At December 31, 2015, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. In 2015, our capital expenditures totaled $538.0 million or approximately 18.6% of net sales, including $154.3 million for our new K5 facility in Korea.

We expect that our 2016 capital expenditures will be approximately $650 million, approximately $170 million of which will be spent on the construction of our new K5 facility. Ultimately, the amount of our 2016 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for replacement or additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

We exercised options to increase our ownership interest of J-Devices from 60% to 65.7% in January 2015, for an aggregate purchase price of $12.9 million, and from 65.7% to 100% on December 30, 2015, for $105.4 million, using cash on hand.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2015 was as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities	$577,945	$613,909	$557,536
Investing activities	(514,362)	(694,478)	(640,494)
Financing activities	9,643	(79,995)	280,145

Operating activities:  Our cash flows provided by operating activities for the year ended December 31, 2015, decreased by $36.0 million compared to the year ended December 31, 2014. The decrease is primarily due to lower net sales and settlement payments for patent license litigation. Our cash provided by operating activities for the year ended December 31, 2014, increased by $56.4 million compared to the year ended December 31, 2013. The increase is primarily attributable to net sales growth and improved profitability, partially offset by an increase in working capital.

Investing activities:  Our cash flows used in investing activities are principally for payments for property, plant and equipment. In addition, the net cash used in investing activities for the year ended December 31, 2015, included payment for our incremental investment in J-Devices in January 2015, partially offset by net cash received on acquisition of J-Devices in December 2015 and the receipt of the final payment for the sale of our subsidiary to J-Devices. The net cash used in investing activities for the year ended December 31, 2014, included cash transferred on the sale of our subsidiary to J-Devices, net of proceeds.

Financing activities:  The net cash provided by financing activities for the year ended December 31, 2015 was primarily driven by new borrowings, offset by the repayment of our 7.375% Senior Notes due 2018 and other debt. The net cash used in financing activities during 2014 primarily resulted from our repayment of borrowings at our subsidiary in Korea and the final payment for the acquisition of the power discrete business in Malaysia.

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

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$577,945	$613,909	$557,536
Payments for property, plant and equipment	(537,975)	(681,120)	(566,256)
Free cash flow	$39,970	$(67,211)	$(8,720)

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Total debt	$1,590,655	$76,770	$12,579	$126,306	$250,000	$200,000	$925,000
Scheduled interest payment obligations (1)	443,220	77,087	76,403	74,046	72,543	62,954	80,187
Purchase obligations (2)	144,929	132,981	2,258	4,590	905	905	3,290
Operating lease obligations	72,143	21,870	15,316	9,131	8,526	5,082	12,218
Severance obligations (3)	142,959	14,306	12,887	11,586	10,428	9,387	84,365
Settlement payments (4)	116,250	38,750	38,750	38,750	—	—	—
Total contractual obligations	$2,510,156	$361,764	$158,193	$264,409	$342,402	$278,328	$1,105,060

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2015, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at December 31, 2015, including $32.1 million for construction obligations for K5.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At December 31, 2015, the total obligation is $116.3 million of which $33.0 million is a current liability, $73.1 million is a non-current liability and $10.2 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2015, include:

•	$34.2 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$7.8 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We believe the following critical accounting estimates and policies, which have been reviewed with the Audit Committee of our board of directors, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Acquisitions.  We account for businesses we acquire using the acquisition method of accounting and record the underlying net assets at their respective acquisition-date fair values. The accounting for acquisitions requires us to make significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore requires considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. Our estimates of fair value are based upon assumptions believed to be reasonable; however, they are inherently uncertain and unpredictable.

Revenue Recognition.  We recognize revenue from our packaging and test services, net of value-added or other similar taxes, when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment or, in some cases, customer acceptance. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

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

Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for years where the statute of limitations remains open in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there can be no assurance that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays or changes in tax laws or regulations could result in increased effective tax rates in the future.

Additionally, we monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets. We have valuation allowances on select deferred tax assets in certain foreign jurisdictions. We also maintain a valuation allowance on all of our U.S. net deferred tax assets, including our U.S. net operating loss carryforwards. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost or the weighted moving average method (on a first-in, first-out basis, with the exception of work-in-process which is determined on an average cost basis), all of which approximate actual cost. For inventory valued using the standard cost method, we review and set our standard costs as needed, but at a minimum on an annual basis.

Valuation of Long-lived Assets. We review long-lived assets, which include property, plant and equipment and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the asset;

•	significant negative industry or economic trends and

•	our market capitalization relative to net book value.

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

We test goodwill for impairment in the fourth quarter of each year. We review our defined reporting unit, calculate the fair value of the unit using a discounted cash flow model and compare the fair value to the carrying value of the reporting unit.

If the carrying value of the reporting unit exceeds the fair value, we perform the second step of the goodwill impairment test to determine the implied fair value of goodwill. We record an impairment loss when the implied value of goodwill is less than the current carrying value of goodwill.

Legal Contingencies.  We may be subject to certain legal proceedings, lawsuits and other claims. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within the range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if we believe they are material and there is at least a reasonable possibility that a loss has been incurred.

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting currency and the functional currency for our subsidiaries, excluding J-Devices where the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2015, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2015, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $36 million lower due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan and construction costs for K5.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2015, approximately 96% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Korean won for local country sales. For the year ended December 31, 2015, approximately 64% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2015, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement in the U.S. dollar compared to all of these Asian-based currencies, our operating income for the year ended December 31, 2015 would have been approximately $96 million lower due to this exposure.

There are inherent limitations in the sensitivity analysis presented, primarily the assumption that foreign exchange rate movements across multiple jurisdictions would change instantaneously in an equally adverse fashion. As a result, the analysis is unable to reflect the potential effects of more complex market or other changes that could arise which may positively or negatively affect our results of operations.

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the years ended December 31, 2015 and 2014, was a net foreign translation loss of $0.5 million and $18.0 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

The acquisition of J-Devices increased our exposure to foreign currency risk. The majority of J-Devices' business transactions are denominated in the Japanese yen. As a result, fluctuation in the currency exchange rate for the Japanese yen will directly impact our results of operations. Specifically, the strengthening of the Japanese yen will result in higher net sales, cost of sales and operating expenses from J-Devices' operations. Similarly, net sales, cost of sales and operating expenses from J-Devices will decrease if the Japanese yen weakens against the U.S. dollar. The effect of foreign exchange rate translation will also result in foreign currency translation gain or loss recognized as an adjustment to equity through other comprehensive income.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	($ in thousands)
Long term debt:
Fixed rate debt	$18,387	$12,579	$6,306	$—	$—	$925,000	$962,272	$939,755
Average interest rate	0.5%	0.5%	0.5%	—%	—%	6.5%	6.3%
Variable rate debt	$58,383	$—	$120,000	$250,000	$200,000	$—	$628,383	$626,893
Average interest rate	2.5%	—%	3.0%	2.7%	2.9%	—%	2.8%
Total debt	$76,770	$12,579	$126,306	$250,000	$200,000	$925,000	$1,590,655	$1,566,648

For information regarding the fair value of our long-term debt, see Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the balance sheet classification of deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded J-Devices from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded J-Devices from our audit of internal control over financial reporting. J-Devices is a wholly owned subsidiary whose total assets and total revenues represent 14.8% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 22, 2016

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$2,884,603	$3,129,440	$2,956,450
Cost of sales	2,405,338	2,576,618	2,411,937
Gross profit	479,265	552,822	544,513
Selling, general and administrative	232,409	254,498	247,779
Research and development	82,017	76,864	64,625
Total operating expenses	314,426	331,362	312,404
Operating income	164,839	221,460	232,109
Interest expense	81,407	104,956	96,739
Interest expense, related party	4,969	4,969	9,169
Other (income) expense, net	10,928	(24,543)	2,214
Total other expense, net	97,304	85,382	108,122
Income before taxes and equity in earnings of unconsolidated affiliate	67,535	136,078	123,987
Income tax expense	28,035	33,845	22,646
Income before equity in earnings of unconsolidated affiliate	39,500	102,233	101,341
Equity in earnings of J-Devices	20,107	31,654	10,316
Net income	59,607	133,887	111,657
Net income attributable to noncontrolling interests	(2,795)	(3,501)	(2,361)
Net income attributable to Amkor	$56,812	$130,386	$109,296
Net income attributable to Amkor per common share:
Basic	$0.24	$0.56	$0.58
Diluted	$0.24	$0.55	$0.50
Shares used in computing per common share amounts:
Basic	236,850	230,710	187,032
Diluted	237,170	236,731	235,330

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$59,607	$133,887	$111,657
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	1,100	(1,512)	4,360
Foreign currency translation adjustment	(146)	(11,964)	(4,895)
Equity interest in J-Devices' other comprehensive income (loss), net of tax	29,829	(19,136)	(10,961)
Total other comprehensive income (loss)	30,783	(32,612)	(11,496)
Comprehensive income	90,390	101,275	100,161
Comprehensive income attributable to noncontrolling interests	(2,795)	(3,501)	(2,361)
Comprehensive income attributable to Amkor	$87,595	$97,774	$97,800

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$523,172	$449,946
Restricted cash	2,000	2,681
Accounts receivable, net of allowances of $3,158 and $1,377	526,143	469,683
Inventories	238,205	223,379
Other current assets	27,960	52,259
Total current assets	1,317,480	1,197,948
Property, plant and equipment, net	2,579,017	2,206,476
Goodwill	19,443	—
Investments	—	117,733
Restricted cash	2,176	2,123
Other assets	113,184	111,125
Total assets	$4,031,300	$3,635,405

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$76,770	$5,000
Trade accounts payable	434,222	309,025
Capital expenditures payable	242,980	127,568
Accrued expenses	264,212	258,997
Total current liabilities	1,018,184	700,590
Long-term debt	1,444,107	1,450,824
Long-term debt, related party	75,000	75,000
Pension and severance obligations	167,197	152,673
Other non-current liabilities	101,679	125,382
Total liabilities	2,806,167	2,504,469
Commitments and contingencies (Note 17)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,724 and 282,231 shares issued, and 237,005 and 236,627 shares outstanding, in 2015 and 2014, respectively	283	282
Additional paid-in capital	1,883,592	1,878,810
Accumulated deficit	(460,150)	(516,962)
Accumulated other comprehensive loss	(2,084)	(32,867)
Treasury stock, at cost, 45,719 and 45,604 shares in 2015 and 2014, respectively	(213,758)	(213,028)
Total Amkor stockholders’ equity	1,207,883	1,116,235
Noncontrolling interests in subsidiaries	17,250	14,701
Total equity	1,225,133	1,130,936
Total liabilities and equity	$4,031,300	$3,635,405

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2012	197,709	$198	$1,614,143	$(756,644)	$11,241	(45,312)	$(210,983)	$657,955	$8,839	$666,794
Net income	—	—	—	109,296	—	—	—	109,296	2,361	111,657
Other comprehensive loss	—	—	—	—	(11,496)	—	—	(11,496)	—	(11,496)
Conversion of debt to common stock	64,027	64	194,970	—	—	—	—	195,034	—	195,034
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(95)	(466)	(466)	—	(466)
Issuance of stock through share-based compensation plans	373	—	446	—	—	—	—	446	—	446
Share-based compensation	—	—	2,971	—	—	—	—	2,971	—	2,971
Balance at December 31, 2013	262,109	$262	$1,812,530	$(647,348)	$(255)	(45,407)	$(211,449)	$953,740	$11,200	$964,940
Net income	—	—	—	130,386	—	—	—	130,386	3,501	133,887
Other comprehensive loss	—	—	—	—	(32,612)	—	—	(32,612)	—	(32,612)
Conversion of debt to common stock	18,632	19	56,331	—	—	—	—	56,350	—	56,350
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(197)	(1,579)	(1,579)	—	(1,579)
Issuance of stock through share-based compensation plans	1,490	1	6,249	—	—	—	—	6,250	—	6,250
Share-based compensation	—	—	3,700	—	—	—	—	3,700	—	3,700
Balance at December 31, 2014	282,231	$282	$1,878,810	$(516,962)	$(32,867)	(45,604)	$(213,028)	$1,116,235	$14,701	$1,130,936
Net income	—	—	—	56,812	—	—	—	56,812	2,795	59,607
Other comprehensive income	—	—	—	—	30,783	—	—	30,783	—	30,783
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(115)	(730)	(730)	—	(730)
Issuance of stock through share-based compensation plans	493	1	930	—	—	—	—	931	—	931
Share-based compensation	—	—	3,852	—	—	—	—	3,852	—	3,852
Subsidiary dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(246)	(246)
Balance at December 31, 2015	282,724	$283	$1,883,592	$(460,150)	$(2,084)	(45,719)	$(213,758)	$1,207,883	$17,250	$1,225,133

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$59,607	$133,887	$111,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,200	464,706	410,346
Amortization of deferred debt issuance costs and premiums	1,665	2,237	2,880
Deferred income taxes	(697)	(17,190)	(8,256)
Equity in earnings of unconsolidated affiliate	(20,107)	(31,654)	(10,316)
Loss on debt retirement	2,530	—	11,619
Loss (gain) on disposal of fixed assets, net	1,190	1,276	(2,545)
Share-based compensation	3,852	3,700	2,971
Loss from acquisition of J-Devices	13,878	—	—
Gain on sale of subsidiary to J-Devices	—	(9,155)	—
Other, net	4,014	869	(712)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	122,840	(80,775)	(531)
Inventories	27,677	(27,817)	38,248
Other current assets	(3,309)	(8,747)	10,873
Other assets	333	954	(3,709)
Trade accounts payable	(48,368)	55,693	(67,198)
Accrued expenses	(42,042)	16,720	32,001
Pension and severance obligations	(7,321)	(509)	20,748
Other non-current liabilities	(31,997)	109,714	9,460
Net cash provided by operating activities	577,945	613,909	557,536
Cash flows from investing activities:
Payments for property, plant and equipment	(537,975)	(681,120)	(566,256)
Proceeds from sale of property, plant and equipment	6,945	2,815	27,209
Acquisition of business, net of cash acquired	22,577	—	(41,865)
Investment in J-Devices	(12,908)	—	(67,372)
Disposition of business to J-Devices, net of cash transferred	8,355	(15,774)	—
Lease payments from J-Devices	—	—	8,843
Purchase of short-term investment	—	(20,000)	—
Proceeds from short-term investment	—	20,000	—
Other investing activities	(1,356)	(399)	(1,053)
Net cash used in investing activities	(514,362)	(694,478)	(640,494)
Cash flows from financing activities:
Borrowings under revolving credit facilities	290,000	—	5,000
Payments under revolving credit facilities	(150,000)	—	(5,000)
Proceeds from issuance of long-term debt	400,000	80,000	375,000
Payments of long-term debt	(530,000)	(145,000)	(80,000)
Payments for debt issuance costs	(312)	(903)	(3,216)
Payments for retirement of debt	—	—	(11,619)
Payment of deferred consideration for an acquisition	—	(18,763)	—
Proceeds from issuance of stock through share-based compensation plans	931	6,250	446
Payments of tax withholding for restricted shares	(730)	(1,579)	(466)
Payments of subsidiary dividends to noncontrolling interests	(246)	—	—
Net cash provided by (used in) financing activities	9,643	(79,995)	280,145
Effect of exchange rate fluctuations on cash and cash equivalents	—	68	207
Net increase (decrease) in cash and cash equivalents	73,226	(160,496)	197,394
Cash and cash equivalents, beginning of period	449,946	610,442	413,048
Cash and cash equivalents, end of period	$523,172	$449,946	$610,442
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$96,227	$100,650	$100,577
Income taxes	35,084	37,315	18,318
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	242,980	127,568	104,800
Common stock issuance for conversion and exchange in 2014 and 2013, respectively, of 6.0% convertible senior subordinated notes due April 2014, $150 million related party in 2013	—	56,350	193,650

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

•
Providing a geographically diverse operating base with research and development, engineering and production capabilities at various facilities throughout China, Japan, Korea, Malaysia, the Philippines and Taiwan.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. The financial results of the entity have been included in our Consolidated Financial Statements from the date of acquisition (Note 3). On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices. The financial results of the divested entity were included in our Consolidated Financial Statements up to the date of sale and have subsequently been included in the results of J-Devices. On December 30, 2015, we increased our investment in J-Devices to 100% through the exercise of options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to acquisitions, revenue recognition, income taxes, inventory, long lived assets and contingencies. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2015, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.9 million and $0.2 million, respectively. The impact of consolidating these variable interest entities

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2015, 2014 or 2013. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries, with the exception of J-Devices, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at daily exchange rates, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other (income) expense, net in the period in which they occur.

The Japanese Yen is the functional currency of J-Devices. The asset and liability amounts of J-Devices are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting transaction exchange gains or losses are included in other expense (income) in the period in which they occur.

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

A significant portion of our revenues is concentrated with a small group of customers (Note 18). The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2015, our cash and cash equivalents were invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Contingencies and Litigation

We may be subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 17. We accrue for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if we believe they are material and there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

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

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost (on a first-in, first-out basis, with the exception of work-in-process which is determined on an average cost basis), all of which approximate actual cost. We review and set our standard costs as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Land use rights	50 to 90 years
Buildings and improvements	10 to 40 years
Machinery and equipment	2 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	4 to 10 years

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill is recorded when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. We review goodwill for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate that an impairment exists. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value. No goodwill impairment has been identified in any of the years presented.

Investments

Our investment in J-Devices, a previously unconsolidated joint venture to provide semiconductor packaging and test services in Japan, was accounted for as an equity method investment before our ownership reached 100% on December 30, 2015. We evaluated our investment for other-than-temporary impairment whenever events or changes in circumstances indicated that the fair value of the investment may have been less than its carrying value. See Note 3 for additional information.

Other Assets

Other assets consist principally of deferred tax assets, refundable security deposits and deferred debt issuance costs.

Other Non-current Liabilities

Other non-current liabilities consist primarily of liabilities associated with the settlement of patent license litigation and uncertain income tax positions. See Note 17 for additional information on the settlement.

Fair Value Measurements

We apply fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. See Note 16 for further discussion of fair value measurements.

Revenue Recognition

We recognize revenue from our packaging and test services, net of value-added or other similar taxes, when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment or, in some cases, customer acceptance. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets.

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

Recently Adopted Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 840) - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for reporting periods beginning after December 15, 2016 and can be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption is permitted. We adopted ASU 2015-17 on December 31, 2015. The guidance was applied prospectively and our deferred tax assets and liabilities were presented as noncurrent in our consolidated balance sheet as of December 31, 2015.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods beginning after December 15, 2015, and require retrospective application. Early adoption is permitted. The adoption of this standard will result in the reclassification of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the balance sheet.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. ASU 2015-11 is not expected to have a significant impact on our financial statements or disclosure.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. ASU 2015-16 may affect our financial statements to the extent we have business combinations or measurement period adjustments in the future.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for reporting periods beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

3.	Acquisitions and Divestiture

Step-acquisition of J-Devices

In October 2009, Amkor and Toshiba invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor packaging and test services in Japan. As a result of the transaction, NMD changed its name to J-Devices Corporation. We invested $16.7 million for our original 30% equity interest and options to acquire additional equity interests. We exercised our options and increased our ownership interest in J-Devices from 30% to 60% in April

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

2013, for an aggregate purchase price of $67.4 million, and from 60% to 65.7% in January 2015, for an aggregate purchase price of $12.9 million. Through the exercise of additional options, on December 30, 2015, we increased our ownership interest in J-Devices from 65.7% to 100% for a purchase price of $105.4 million. The acquisition of the remaining interest expands our presence in Japan and our business worldwide by capitalizing on our leadership position in the automotive market.

The governance provisions applicable to J-Devices before our ownership reached 80% restricted our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, prior to December 30, 2015, we accounted for our investment in J-Devices using the equity method of accounting. Under the equity method of accounting, we recognized our proportionate share of J-Devices’ net income or loss, which is after J-Devices' income taxes in Japan, during each accounting period as a change in our investment in unconsolidated affiliate. In addition, we recorded equity method adjustments as a change in our investment. The equity method adjustments included the amortization of basis differences between the cost of our investment and our proportionate share of J-Devices' equity. These basis differences were the result of us acquiring interests in J-Devices' equity at a discount or a premium to book value, as the case may be. Upon the increase in our ownership interest to 100% on December 30, 2015, the governance restrictions lapsed, we obtained control of J-Devices and changed our accounting for J-Devices to the consolidation method effective December 30, 2015. Since there were no material transactions from December 30, 2015 to December 31, 2015, and for the convenience of reporting the acquisition for accounting purposes, December 31, 2015 was designated as the acquisition date.

The following table summarizes the consideration transferred to acquire J-Devices and the amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Fair value of consideration transferred:
Cash	$105,391
Fair value of our previously held equity interest in J-Devices	167,684
Total	$273,075

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$127,968
Accounts receivable	180,177
Inventory	42,502
Other current assets	2,363
Property, plant and equipment	230,319
Other assets	9,268
Short-term borrowings and current portion of long-term debt	(36,770)
Other current liabilities	(251,405)
Long-term debt	(18,885)
Pension obligations	(22,250)
Other non-current liabilities	(9,655)
Total identifiable net assets	253,632
Goodwill	19,443
Total	$273,075

The goodwill is attributable to the workforce of J-Devices, as well as cost savings and synergies expected from combining the operations of J-Devices. It is not deductible for tax purposes.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As a result of obtaining control over J-Devices, our previously held equity interest of 65.7% was remeasured to fair value, resulting in a gain of $16.1 million. Additionally, our previously held equity interest in J-Devices' accumulated foreign currency translation adjustments was released upon consolidation of J-Devices, resulting in a loss of $30.0 million (Note 15). The combined net loss of $13.9 million was recognized in other (income) expense, net (Note 5) in our Consolidated Financial Statements.

The fair value of our previously held equity interest in J-Devices was estimated by applying an income approach using the discounted cash flow method. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurements. Key assumptions include our estimates of J-Devices’ financial projections, a terminal value based on its expected long-term growth rate and a discount rate based on the weighted average cost of capital of comparable companies.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of J-Devices had occurred on January 1, 2014. The pro forma results include adjustments related to alignment to our accounting policies, the effect of fair value adjustments on property, plant and equipment and the related income tax effect. We also eliminated inter-company activity between the parties in the consolidated results. The pro forma results include the activities that are non-recurring and not representative of future activities, including the gain of $16.2 million from reversal of a deferred tax asset valuation allowance and the gain of $12.6 million from release of accumulated foreign currency translation adjustments associated with merging our subsidiary into J-Devices in 2014, offset by the loss on acquisition of J-Devices of $13.9 million in 2014.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the 2015 acquisition taken place on January 1, 2014. The pro forma information does not include any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	For the Year Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
	(In thousands, except per share data)
Net sales	$3,696,495	$4,051,076
Net income	98,003	153,750
Net income attributable to Amkor	95,207	150,249
Basic earnings per share	0.40	0.65
Diluted earnings per share	0.40	0.64

Sale of Subsidiary to J-Devices

On June 30, 2014, we sold 100% of the shares of our wholly-owned subsidiary engaged in semiconductor packaging and test operations in Japan to J-Devices (our previously held equity method investee) for ¥1.1 billion. We received ¥0.1 billion ($1.0 million) in cash from J-Devices at closing and received the remaining ¥1.0 billion ($8.4 million) on June 30, 2015. We recognized a net gain on the sale of $9.2 million in our Consolidated Financial Statements in other (income) expense, net, which includes a gain of $12.6 million from the release of accumulated foreign currency translation adjustments associated with the entity (Note 15). J-Devices recognized a gain of $14.7 million on the transaction in its Consolidated Financial Statements as the fair value of the net assets acquired exceeded the purchase price. The gain recognized by J-Devices increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Acquisition of Amkor Technology Malaysia Sdn. Bhd.

On July 31, 2013, we completed the purchase of 100% of the shares of Toshiba Electronics Malaysia Sdn. Bhd., Toshiba’s power discrete semiconductor packaging and test operation in Malaysia, and subsequently changed the name of the entity to Amkor Technology Malaysia Sdn. Bhd. The total price for the shares was $61.2 million, based on the net asset value at closing. We paid $42.4 million in cash at closing and paid the remaining $18.8 million in March 2014. We were also granted a non-exclusive, royalty bearing license by Toshiba to certain intellectual property rights for providing packaging and test services for power discrete and certain other semiconductor products. The license has a royalty cap of ¥1.5 billion (approximately $12 million). Under the purchase method of accounting, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record any goodwill as a result of the acquisition.

4.	Share-Based Compensation Plans

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the years ended December 31, 2015, 2014 and 2013, we recognized share-based compensation attributable to stock options and restricted shares of $3.9 million, $3.7 million and $3.0 million, respectively, primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Equity Incentive Plan

Amended and Restated 2007 Equity Incentive Plan.  The Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The 2007 Plan has a contractual life of ten years and can be terminated at the discretion of the Board of Directors. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan and at December 31, 2015 there were 11.5 million shares available for grant.

Stock options

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a one to four year vesting schedule and the term of the options granted is no longer than ten years. Upon option exercise, we may issue new shares of common or treasury stock.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our stock option activity for the year ended December 31, 2015:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	3,822	$6.25
Granted	390	6.99
Exercised	(205)	4.57
Forfeited or expired	(280)	5.28
Outstanding at December 31, 2015	3,727	$6.49	5.96	$3,230
Fully vested at December 31, 2015 and expected to vest thereafter	3,709	$6.50	5.95	$3,213
Exercisable at December 31, 2015	2,571	$6.91	4.92	$2,018

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Year Ended December 31,
	2015	2014	2013
Expected life (in years)	5.8	6.1	6.2
Risk-free interest rate	1.8%	2.0%	1.7%
Volatility	45%	57%	60%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$3.14	$4.46	$2.49

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $2.8 million as of December 31, 2015, which is expected to be recognized over a weighted-average period of approximately 1.9 years beginning January 1, 2016.

Restricted Shares

We grant restricted shares to directors and employees under the 2007 Plan. Restricted shares granted to directors vest on the earlier of the one year anniversary of the grant date or the date of the next annual meeting of stockholders. All other restricted shares vest ratably over four years, with 25% of the shares vesting at the end of the first year and the remainder vesting quarterly thereafter such that 100% of the shares will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the restricted shares have not been forfeited earlier, for certain grants, the restricted shares will vest upon the recipient’s death or disability, or upon a change in control of Amkor. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period. Upon vesting of restricted stock awards, we may issue new shares of common or treasury stock.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our restricted share activity for the year ended December 31, 2015:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2014	660	$4.58
Awards granted	49	7.30
Awards vested	(289)	4.79
Awards forfeited	(35)	4.46
Nonvested at December 31, 2015	385	$4.78

Total unrecognized compensation cost from restricted shares, net of a forfeiture estimate, was $1.4 million as of December 31, 2015, which is expected to be recognized over a weighted average period of approximately 1.2 years beginning January 1, 2016.

5.	Other Income and Expense

Other income and expense consists of the following:

	December 31,
	2015	2014	2013
	(In thousands)
Interest income	$(2,539)	$(3,359)	$(3,785)
Foreign currency gain, net	(7,849)	(9,808)	(5,626)
Loss on debt retirement	9,560	757	12,330
Loss from acquisition of J-Devices (Note 3)	13,878	—	—
Gain on sale of subsidiary to J-Devices (Note 3)	—	(9,155)	—
Other income, net	(2,122)	(2,978)	(705)
Total other (income) expense, net	$10,928	$(24,543)	$2,214

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$(39,684)	$16,571	$(36,829)
Foreign	107,219	119,507	160,816
Total income before income taxes	$67,535	$136,078	$123,987

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current
Federal	$—	$—	$—
State	11	(46)	—
Foreign	28,721	51,081	30,902
	28,732	51,035	30,902
Deferred
Federal	—	—	(8,556)
State	—	—	9
Foreign	(697)	(17,190)	291
	(697)	(17,190)	(8,256)
Total provision	$28,035	$33,845	$22,646

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S. federal tax at 35%	$23,637	$47,627	$43,396
State taxes, net of federal benefit	2,622	1,940	1,124
Foreign income taxed at different rates	(11,756)	6,579	(17,814)
Foreign exchange (loss) gain	(5,680)	(17,321)	844
Change in valuation allowance	18,259	(13,527)	(32,415)
Adjustments related to prior years	(912)	3,643	2,727
Income tax credits generated	(1,919)	(2,557)	(2,622)
Repatriation of foreign earnings and profits	91	3,958	6,499
Expiration of capital loss carryforward	—	—	15,555
Expiration of net operating losses	74	2,534	—
Non-deductible loss on acquisition of J-Devices (Note 3)	4,857	—	—
Debt conversion costs	—	—	4,067
Other	(1,238)	969	1,285
Total	$28,035	$33,845	$22,646

In 2015, we recognized a loss in connection with our increased ownership interest in J-Devices which is not deductible for income taxes. The 2014 change in foreign income taxed at different rates was due to a change in the geographic income mix which resulted in a lower tax benefit. During 2013, we incurred costs which are not deductible for income tax purposes including certain costs in connection with the exchange of the 2014 Notes for shares of our common stock.

In 2015, the valuation allowance on our deferred tax assets increased by $18.3 million primarily as a result of the generation of U.S. net operating loss carryforwards.

In 2014, the valuation allowance on our deferred tax assets decreased by $29.3 million primarily as a result of the utilization of U.S. net operating loss carryforwards and the reduction of valuation allowance as the result of the sale of a subsidiary.

In 2013, the valuation allowance on our deferred tax assets decreased by $30.6 million primarily as a result of the utilization of U.S. net operating loss carryforwards and expiring capital losses. Also during 2013, we concluded that sufficient net positive evidence existed to release the valuation allowance against the deferred tax assets at one of our foreign jurisdictions.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$147,056	$120,639
Income tax credits	27,212	24,754
Property, plant and equipment	21,921	19,796
Accrued liabilities	62,016	76,682
Unrealized foreign exchange loss	869	4,947
Other	16,659	12,963
Total deferred tax assets	275,733	259,781
Valuation allowance	(168,105)	(149,847)
Total deferred tax assets net of valuation allowance	107,628	109,934
Deferred tax liabilities:
Property, plant and equipment	31,345	27,921
Deferred gain	3,716	5,036
Other	6,713	2,844
Total deferred tax liabilities	41,774	35,801
Net deferred tax assets	$65,854	$74,133
Recognized as:
Other current assets	$—	$21,864
Other assets	70,784	54,950
Accrued expenses	—	(1,092)
Other non-current liabilities	(4,930)	(1,589)
Total	$65,854	$74,133

As a result of certain income tax accounting realization requirements with respect to accounting for share-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation that is greater than the compensation recognized for financial reporting. At December 31, 2015, our deferred tax assets do not include $12.8 million of excess tax deductions from equity compensation that are part of net operating loss carryforwards, which, if such deferred tax assets are subsequently realized will be recorded to contributed capital. As a result of net operating loss carryforwards, we were not able to recognize the excess tax benefits of stock option deductions in 2015 because the deductions did not reduce income tax payable using a with-and-without approach for the utilization of tax attributes.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Malaysia, the Philippines and Taiwan was subject to reduced income tax rates and in some cases was exempt from income taxes. The reduced tax rates or tax exemptions expire at various dates through 2024. We recognized $3.3 million, $0.9 million and $4.8 million in tax benefits as a result of the tax holidays in 2015, 2014 and 2013, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.01, $0.00 and $0.02 for 2015, 2014 and 2013, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Our net operating loss carryforwards (“NOL’s”) are as follows:

	For the Year Ended December 31,
	2015	2014	Expiration
	(In thousands)
U.S. Federal NOL’s	$363,648	$317,841	2021-2035
U.S. State NOL’s	182,420	173,756	2016-2035
Foreign NOL’s	64,999	4,962	2017-2025

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. As of December 31, 2015, our net deferred tax assets include $38.2 million from our operations in Korea, including the deferred tax asset associated with a $62.9 million net operating loss carryforward. At this time, we consider it more likely than not we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these net operating loss carryforwards could ultimately expire unused, in the event future taxable income falls short of our current expectations. If our assessment of the recoverability of Korean deferred tax assets changes in the future, we may need to establish a valuation allowance against such deferred tax assets.

The deferred tax assets associated with our U.S. federal and state net operating losses available for carryforward have been fully reserved with valuation allowances at December 31, 2015 and 2014. Also, our ability to utilize our U.S. net operating loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2015, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $8.1 million, expiring in 2016, and income tax credits totaling $13.0 million expiring in varying amounts through 2020 at our subsidiary in Korea. The deferred tax assets associated with the U.S. foreign income tax credits and certain foreign income tax credits have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2015, 2014 and 2013 have been recognized in our income tax provision.

Income taxes have not been provided on approximately $754.2 million of the undistributed earnings of our foreign subsidiaries at December 31, 2015, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both U.S. federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $21.6 million and insignificant U.S. federal income tax after foreign tax credits.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. Current examinations include our 2012 and 2013 Philippines income tax returns and 2010-2014 Malaysian income tax returns. We have tax returns that are open to examination in various jurisdictions for tax years 2010-2015. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$12,670	$27,128	$8,218
Additions based on tax positions related to the current year	2,341	6,032	17,752
Additions for tax positions of prior years	3,341	1,240	2,723
Reductions for tax positions of prior years	(4,815)	(15,433)	(108)
Reductions related to settlements with tax authorities	—	(6,297)	(1,353)
Reductions from lapse of statutes of limitations	(591)	—	(104)
Balance at December 31	$12,946	$12,670	$27,128

The net increase in our unrecognized tax benefits was $0.3 million from December 31, 2014 to December 31, 2015. Our unrecognized tax benefits increased primarily related to income attribution and income characterization. These increases were offset by reductions due to a change in filing position and the lapse of statues of limitations related to reserves associated with income attribution. At December 31, 2015, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $7.8 million as of December 31, 2015, and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above include positions that have reduced deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statement of Operations. During 2015, we accrued $0.2 million of interest and penalties related to various uncertain tax positions. The balance of accrued and unpaid interest and penalties is $0.6 million as of December 31, 2015 and is included as a component in other non-current liabilities in connection with our unrecognized tax benefits.

It is reasonably possible that the total amount of unrecognized tax benefits related to income attribution will decrease by up to $0.1 million due to the lapse of statues of limitations in foreign jurisdictions.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income attributable to Amkor	$56,812	$130,386	$109,296
Income allocated to participating securities	(65)	(372)	(681)
Net income available to Amkor common stockholders — basic	56,747	130,014	108,615
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	—	6	93
Interest on 6.0% convertible notes due 2014, net of tax	—	1,039	9,440
Net income attributable to Amkor — diluted	$56,747	$131,059	$118,148

Weighted average shares outstanding — basic	236,850	230,710	187,032
Effect of dilutive securities:
Stock options and restricted share awards	320	712	21
6.0% convertible notes due 2014	—	5,309	48,277
Weighted average shares outstanding — diluted	237,170	236,731	235,330
Net income attributable to Amkor per common share:
Basic	$0.24	$0.56	$0.58
Diluted	0.24	0.55	0.50

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock options and restricted share awards	1,858	1,303	4,890

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

8.	Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2015 and 2014, we sold accounts receivable totaling $323.5 million and $340.0 million, respectively, for a discount, plus fees, of $1.5 million in 2015 and 2014.

9.	Inventories

Inventories consist of the following:

	December 31,
	2015	2014
	(In thousands)
Raw materials and purchased components	$163,024	$161,942
Work-in-process	75,181	61,437
Total inventories	$238,205	$223,379

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2015	2014
	(In thousands)
Land	$237,815	$207,985
Land use rights	26,845	26,845
Buildings and improvements	1,010,201	940,846
Machinery and equipment	4,226,401	3,953,891
Software and computer equipment	197,266	185,243
Furniture, fixtures and other equipment	21,259	15,347
Construction in progress	352,607	39,261
Total property, plant and equipment	6,072,394	5,369,418
Less accumulated depreciation and amortization	(3,493,377)	(3,162,942)
Total property, plant and equipment, net	$2,579,017	$2,206,476

Depreciation expense was $492.5 million, $463.5 million and $406.7 million for 2015, 2014 and 2013, respectively.

During 2013, we purchased land for a factory and research and development center in Korea for $104.1 million. In 2014, we commenced construction activities and incurred costs of $29.8 million, including capitalized interest of $8.6 million which is reflected in construction in progress. As of December 31, 2015, construction in progress reflects $312.1 million of costs, including capitalized interest of $18.7 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11.	Goodwill

The following table presents the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2014	$—
Goodwill acquired	19,443
Balance as of December 31, 2015	$19,443

Goodwill acquired in the year relates to the increase in our ownership interest in J-Devices to 100% on December 30, 2015 (Note 3).

12.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
	(In thousands)
Payroll and benefits	$95,011	$77,635
Deferred revenue and customer advances	49,243	56,829
Accrued settlement costs	32,987	32,414
Income taxes payable	21,448	31,580
Accrued severance plan obligations (Note 14)	14,306	13,226
Accrued interest	12,920	15,947
Other accrued expenses	38,297	31,366
Total accrued expenses	$264,212	$258,997

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2015	2014
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$100,000	$—
Senior notes:
7.375% Senior notes, due May 2018 (2)	—	345,000
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	525,000	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc. (10):
$41 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2016 (3)	40,000	—
Term loan, LIBOR plus 2.60%, due May 2018 (4)	120,000	—
Term loan, LIBOR plus 2.70%, due December 2019 (5)	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020 (6)	150,000	—
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020 (7)	80,000	—
Term Loan, fund floating rate plus 1.60%, due June 2020 (8)	40,000	—
Term loan, LIBOR plus 3.70%, due June 2016 (9)	—	70,000
Term loan, foreign currency funding-linked base rate plus 1.80%, due March 2017 (7)	—	80,000
Term loan, LIBOR plus 3.70%, due July 2017 (9)	—	30,000
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017 (8)	—	5,000
J-Devices Corporation (11)(15):
Short-term credit facilities, variable rate, due February and June 2016 (12)	15,582	—
Short-term credit facility, fixed rate at 0.50%, due June 2016 (12)	5,808	—
Term loans, TIBOR plus 1.00%, due June and November 2016 (13)	2,800	—
Term loans, fixed rate at 0.53%, due April 2018 (14)	31,465	—
Amkor Technology Taiwan Ltd.:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (16)	10,000	—
	1,590,655	1,525,000
Add: Unamortized premium	5,222	5,824
Less: Short-term borrowings and current portion of long-term debt	(76,770)	(5,000)
Long-term debt (including related party)	$1,519,107	$1,525,824

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit of $25.0 million. As of December 31, 2015, the borrowing base of our revolving credit facility is $164.8 million, which is adjusted based

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

on the amount of our eligible accounts receivable. As of December 31, 2015, $64.3 million was available to be drawn.

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

(3)
In June 2012, we entered into a $41.0 million revolving credit facility. Principal is payable at maturity. In February 2015, the facility was amended to lower the interest rate. As of December 31, 2015, $1.0 million was available to be drawn.

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

(6)
In May 2015, we entered into a term loan agreement pursuant to which we borrowed $150.0 million for the repayment of inter-company debt. Principal is payable in semiannual installments of $30.0 million beginning in May 2019, with the remaining balance due at maturity. In December 2015, the term loan was amended and now bears interest at a foreign currency funding-linked base rate plus 1.35%.

(7)
In May 2015, we entered into a term loan agreement pursuant to which we borrowed $80.0 million, replacing the existing term loan due March 2017 with that bank. Principal is payable in semiannual installments of $10.0 million beginning in May 2019, with the remaining due at maturity. In December 2015, the term loan was amended and now bears interest at a foreign currency funding-linked base rate plus 1.35%.

(8)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million through November 2016 for capital expenditures and terminated the term loan due September 2017. Principal is payable at maturity. At December 31, 2015, $110.0 million was available to be borrowed.

(9)	During the three months ended June 30, 2015, the outstanding balance was prepaid.

(10)	The loans in Korea are collateralized by substantially all the land, factories and equipment located at our facilities in Korea.

(11)	As of December 31, 2015, we have consolidated the debt of J-Devices.

(12)	Short term credit facilities of ¥2.6 billion ($21.4 million) mature semi-annually. The facilities are renewed at each maturity. Principal is payable in monthly installments.

(13)	Term loan agreements of ¥0.3 billion ($2.8 million) where principal is payable in monthly installments.

(14)	Term loan agreements of ¥3.8 billion ($31.5 million) where principal is payable in quarterly installments.

(15)	J-Devices has $23.5 million of debt collateralized by $85.2 million of land, factories and equipment located at our facilities in Japan.

(16)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. The first $30.0 million will be collateralized by land and equipment. The remaining $9.0 million is not collateralized. As of December 31, 2015, $29.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other variable and fixed rate debt. Refer to the table above for the interest rates on our fixed rate debt and to the table below for the interest rates on our variable rate debt.

	Variable Interest Rates at December 31,
	2015	2014
Amkor Technology, Inc.:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019	2.13%	—%
Amkor Technology Korea, Inc.:
$41 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due	3.32%	—%
Term loan, LIBOR plus 2.60%, due May 2018	2.99%	—%
Term loan, LIBOR plus 2.70%, due December 2019	3.02%	3.93%
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	3.19%	—%
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	3.19%	—%
Term Loan, fund floating rate plus 1.60%, due June 2020	2.32%	—%
Term loan, LIBOR plus 3.70%, due June 2016	—%	3.96%
Term loan, foreign currency funding-linked base rate plus 1.80%, due March 2017	—%	3.49%
Term loan, LIBOR plus 3.70%, due July 2017	—%	3.93%
Term loan, foreign currency funding-linked base rate plus 1.75%, due September 2017	—%	3.28%
J-Devices Corporation:
Short-term credit facilities, variable rate, due February and June 2016	0.46%	—%
Term loans, TIBOR plus 1.00%, due June and November 2016	1.13%	—%
Amkor Technology Taiwan Ltd.:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020	1.66%	—%

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at December 31, 2015 and 2014.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2016	$76,770
2017	12,579
2018	126,306
2019	250,000
2020	200,000
Thereafter	925,000
Total debt	$1,590,655

14.Pension and Severance Plans

Korean Severance Plan

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-sum severance payments on behalf of these eligible employees for service provided prior to August 1, 2015. Factors used to determine severance benefits include employees' length of service, seniority and rate of pay. The employees' length of service and seniority are fixed as of July 31, 2015. The employees' rate of pay is adjusted to the rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. On August 1, 2015, our subsidiary in Korea began sponsoring a defined benefit pension plan and a defined contribution plan. For future service benefits, existing employees have the option of choosing either a defined benefit pension plan or a defined contribution plan and new employees will be enrolled in a defined contribution plan.

The changes to the balance of our severance accrual are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at the beginning of year	$146,880	$145,373	$126,762
Provision of severance benefits	21,088	17,593	26,550
Severance payments	(15,021)	(10,160)	(10,402)
(Gain) loss on foreign currency	(9,796)	(5,926)	2,463
	143,151	146,880	145,373
Payments remaining with the National Pension Fund	(192)	(219)	(241)
Total severance obligation balance at the end of year	142,959	146,661	145,132
Less current portion of accrued severance obligation (Note 12)	14,306	13,226	11,197
Non-current portion of severance obligation	$128,653	$133,435	$133,935

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses.

The following table summarizes the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015	2014
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$74,009	$81,572
Service cost	12,481	5,042
Interest cost	2,954	3,051
Benefits paid	(3,924)	(2,620)
Actuarial (gains) losses	(2,631)	3,514
Acquisition (Note 3)	31,859	—
Divestiture (Note 3)	—	(14,814)
Foreign exchange gain	(5,053)	(1,736)
Projected benefit obligation at end of year	109,695	74,009
Change in plan assets:
Fair value of plan assets at beginning of year	54,771	50,304
Actual gain on plan assets	1,564	4,149
Employer contributions	12,190	3,756
Acquisition (Note 3)	13,935	—
Benefits paid	(3,924)	(2,620)
Foreign exchange loss	(2,494)	(818)
Fair value of plan assets at end of year	76,042	54,771
Funded status of the Plans at end of year	$(33,653)	$(19,238)

The accrued benefit liability, included in pension and severance obligations in the Consolidated Balance Sheets, as of December 31, 2015 and 2014 was $33.7 million and $19.2 million, respectively. The accumulated benefit obligation as of December 31, 2015 and 2014 was $77.6 million and $44.1 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income related to our Plans:

	Prior Service Cost	Actuarial Net (Loss) Gain	Total
	(In thousands)
Balance at December 31, 2013, net of tax	$438	$(1,451)	$(1,013)
Amortization included in net periodic pension cost	102	110	212
Net gain arising during period	—	(1,724)	(1,724)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income	102	(1,614)	(1,512)
Balance at December 31, 2014, net of tax	$540	$(3,065)	$(2,525)
Amortization included in net periodic pension cost	20	68	88
Net gain arising during period	—	1,012	1,012
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income	20	1,080	1,100
Balance at December 31, 2015, net of tax	$560	$(1,985)	$(1,425)

Estimated amortization of cost to be included in 2016 net periodic pension cost	$35	$94	$129

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2015	2014
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$101,832	$74,044
Aggregate fair value of plan assets	67,622	54,771
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	40,428	11,854
Aggregate fair value of plan assets	13,944	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes net periodic pension costs:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$12,481	$5,042	$5,909
Interest cost	2,954	3,051	3,170
Expected return on plan assets	(3,330)	(3,094)	(3,508)
Amortization of prior service cost	34	116	231
Recognized actuarial loss	91	141	142
Net periodic pension cost	12,230	5,256	5,944
Curtailment gain	—	—	(176)
Settlement loss (gain)	27	97	(120)
Total pension expense	$12,257	$5,353	$5,648

As a result of the adoption of a defined benefit pension plan in Korea beginning on August 1, 2015, our net periodic pension cost has increased from the prior period.

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Discount rate for determining net periodic pension cost	4.2%	3.9%	3.9%
Discount rate for determining benefit obligations at year end	3.3%	4.2%	3.9%
Rate of compensation increase for determining net periodic pension cost	4.7%	4.1%	4.1%
Rate of compensation increase for determining benefit obligations at year end	3.9%	4.7%	4.1%
Expected rate of return on plan assets for determining net periodic pension cost	6.2%	6.2%	6.3%

The measurement date for determining the Plans’ assets and benefit obligations is December 31, each year. Discount rates are generally derived from yield curves constructed from high-quality corporate or foreign government bonds, for which the timing and amount of cash outflows approximate the estimated payouts.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our defined benefit plans in Taiwan as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan. One of our defined benefit pension plans in Japan and our defined benefit pension plan in Malaysia are non-funded plans, and as such, no assets exist related to these plans. Our investment strategies for our other defined benefit plan in Japan and our defined benefit plans in Korea and the Philippines, are based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on asset allocation strategies as follows:

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	55%	43%	2%
Korean defined benefit plan	40%	50%	10%
Philippine defined benefit plan	38%	57%	5%

Philippine plan assets included Amkor common stock totaling $0.6 million and $0.7 million at December 31, 2015, and December 31, 2014, respectively.

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents (Level 1)	$14,944	$5,742
Equity securities
Foreign securities (Level 1)	10,689	3,035
U.S. securities (Level 1)	19,498	19,790
U.S. securities (Level 3)	3	—
	30,190	22,825
Fixed income funds (Level 1)	3,492	4,321
Bonds
U.S. government bonds (Level 1)	2,187	—
U.S. government bonds (Level 2)	—	2,840
Foreign government bonds (Level 1)	880	—
Foreign government bonds (Level 2)	8,092	—
Foreign government bonds (Level 3)	842	—
Foreign treasury notes (Level 1)	6,665	10,156
	18,666	12,996
Taiwan retirement fund (Level 1)	8,621	8,632
Other (Level 2)	129	255
Total	$76,042	$54,771

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of $24.1 million during 2016. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2016	$3,480
2017	5,284
2018	6,397
2019	8,975
2020	11,188
2021 to 2025	86,941

Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $8.6 million, $6.8 million and $5.2 million for 2015, 2014 and 2013, respectively.

15.	Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,013)	$11,451	$(10,693)	$(255)
Other comprehensive (loss) income before reclassifications	(1,724)	623	(19,136)	(20,237)
Amounts reclassified from accumulated other comprehensive (loss) income	212	(12,587)	—	(12,375)
Other comprehensive loss	(1,512)	(11,964)	(19,136)	(32,612)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,829)	$(32,867)
Other comprehensive income (loss) before reclassifications	1,012	(146)	(135)	731
Amounts reclassified from accumulated other comprehensive loss	88	—	29,964	30,052
Other comprehensive income (loss)	1,100	(146)	29,829	30,783
Accumulated other comprehensive loss at December 31, 2015	$(1,425)	$(659)	$—	$(2,084)

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14) or other (income) expense, net. In 2014, the amount reclassified out of accumulated other

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

comprehensive income (loss) and included in other (income) expense, net was a result of the release of accumulated foreign currency translation adjustments associated with the sale of our subsidiary in Japan (Note 3). In 2015, the amount reclassified out of accumulated other comprehensive income (loss) and included in other (income) expense, net was due to the release of our previously held equity interest in J-Devices' accumulated foreign currency translation upon consolidation of J-Devices (Note 3).

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

Our recurring fair value measurements consist of the following:

	December 31,
	2015	2014
	(In thousands)
Cash equivalent money market funds (Level 1)	$81,473	$145,938
Restricted cash money market funds (Level 1)	2,000	2,681

We also measure certain assets and liabilities, including property, plant and equipment at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$902,563	$930,222	$1,268,619	$1,275,824
Revolving credit facilities and term loans (Level 2)	664,085	665,655	254,999	255,000
Total debt	$1,566,648	$1,595,877	$1,523,618	$1,530,824

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

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of December 31, 2015, we had $0.5 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Settlement of Patent License Litigation

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015, and continuing through the fourth quarter of 2018. During the three months ended December 31, 2014, we recorded a pre-tax charge of $87.1 million, of which $75.3 million was charged to cost of sales and $11.8 million was charged to interest expense. This charge reflected the aggregate amount due under the settlement agreement, net of amounts previously reserved.

At December 31, 2015, the remaining amount we owe Tessera under our settlement agreement was $116.3 million. The current portion of this liability is recorded in accrued expenses (Note 12) and the non-current portion is recorded in other non-current liabilities in our Consolidated Financial Statements. We will also charge $10.2 million of the amount owed to interest expense over the remaining three year term of the arrangement.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

Lease Payments
(In thousands)
2016	$21,870
2017	15,316
2018	9,131
2019	8,526
2020	5,082
Thereafter	12,218
Total	$72,143

Rent expense amounted to $24.5 million, $28.5 million and $23.8 million for 2015, 2014 and 2013, respectively.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2016 through 2025 are $15.0 million.

18.	Business Segments, Customer Concentrations and Geographic Information

We operate as a single operating segment as managed by our Chief Executive Officer, who is considered our chief operating decision maker ("CODM"). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of our operating and financial results. We have concluded that we have a single operating segment based on the following:

•	We are managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	We assess performance, including incentive compensation, based on consolidated operating performance and financial results;

•	Our CODM allocates resources and makes other operating decisions based on specific customer business opportunities and

•	We have an integrated process for the design, development and manufacturing services we provide to all of our customers. We also have centralized sales and administrative functions.
The following table presents net sales by product group:

	Net Sales for the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Advanced products	$1,432,493	$1,552,948	$1,451,664
Mainstream products	1,452,110	1,576,492	1,504,786
Total net sales	$2,884,603	$3,129,440	$2,956,450

The following table presents net sales by country based on customer location:

	Net Sales for the Year Ended December 31,
	2015	2014	2013
	(In thousands)
China	$299,643	$270,282	$47,202
Ireland	180,903	175,095	97,180
Japan	138,494	268,420	394,834
Malaysia	276,198	119,889	106,767
Singapore	449,570	432,942	496,601
Taiwan	166,185	212,719	144,825
Other foreign countries	461,600	518,670	463,827
Total foreign countries	1,972,593	1,998,017	1,751,236
United States	912,010	1,131,423	1,205,214
Total net sales	$2,884,603	$3,129,440	$2,956,450

One customer accounted for 14.4%, 17.5% and 23.7% and a second customer accounted for 11.0%, 13.2%, and 10.5% of consolidated net sales in 2015, 2014 and 2013, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net at December 31,
	2015	2014
	(In thousands)
China	$513,175	$575,207
Japan	230,436	145
Korea	1,124,435	948,192
Malaysia	39,037	50,137
Philippines	328,604	301,291
Taiwan	330,604	317,192
Other foreign countries	261	293
Total foreign countries	2,566,552	2,192,457
United States	12,465	14,019
Total property, plant and equipment, net	$2,579,017	$2,206,476

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2013	$209,757	(16,860)	(15,555)	1,841	$179,183
Year ended December 31, 2014	179,183	(10,838)	(2,534)	(15,964)	149,847
Year ended December 31, 2015	149,847	18,507	(248)	(1)	168,105

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO. However, in conducting our evaluation, we excluded J-Devices Corporation, acquired on December 30, 2015. J-Devices Corporation constituted approximately 14.8% of total assets as of December 31, 2015, and had no impact on net sales for the year.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On December 30, 2015, we obtained control of J-Devices and changed our accounting for J-Devices to the consolidation method. Prior to December 30, 2015, we accounted for J-Devices as an equity method investment and maintained adequate internal control over financial reporting relating to our investment. We are integrating the acquired operations into our overall internal control over financial reporting. Additionally, we are implementing an enterprise resource planning system in certain of our factories.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2016 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2016 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2015:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plan approved by stockholders (1)	3,727	$6.49	11,491
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	3,727		11,491

(1)
As of December 31, 2015, a total of 11.5 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Part II, Item 8 of this Annual Report.

In accordance with Rule 3-09 of Regulation S-X, the consolidated financial statements of J-Devices Corporation for the years ended December 31, 2015 (audited), 2014 (audited), 2013 (unaudited), are included in this Annual Report on Form 10-K as Exhibit 99.1.

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
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 22, 2016
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

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 22, 2016
Stephen D. Kelley

/s/ Joanne Solomon	Executive Vice President and Chief Financial Officer	February 22, 2016
Joanne Solomon

/s/ James J. Kim	Executive Chairman	February 22, 2016
James J. Kim

/s/ John T. Kim	Executive Vice Chairman	February 22, 2016
John T. Kim

/s/ Susan Y. Kim	Director	February 22, 2016
Susan Y. Kim

/s/ Roger A. Carolin	Director	February 22, 2016
Roger A. Carolin

/s/ Winston J. Churchill	Director	February 22, 2016
Winston J. Churchill

Name	Title	Date

/s/ Robert R. Morse	Director	February 22, 2016
Robert R. Morse

/s/ John F. Osborne	Director	February 22, 2016
John F. Osborne

/s/ David N. Watson	Director	February 22, 2016
David N. Watson

/s/ James W. Zug	Director	February 22, 2016
James W. Zug

EXHIBIT INDEX

2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(4)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws as amended on November 5, 2013.(21)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture, dated May 4, 2010, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 7.375% Senior Notes due 2018.(9)
4.3	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.(11)
4.4	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(11)
4.5	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.(15)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(7)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(5)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(7)*
10.8	Amended and Restated 2007 Equity Incentive Plan.(12)*
10.9	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.(23)*
10.10	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan. (14)*
10.11	Executive Incentive Bonus Plan.(12)*
10.12	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.13	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
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

10.16	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(10)
10.17	Loan Agreement, dated June 28, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank (13)
10.18	Factory Mortgage Agreement, dated June 28, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(13)
10.19	Loan Agreement, dated November 23, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(16)

10.20	Form of Amendment to Factory Mortgage Agreement, dated November 23, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(16)
10.21	Amendment to Loan Agreement, dated November 22, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank(21)
10.22	Credit Facility Agreement, dated March 11, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank(17)
10.23	General Terms and Conditions for Bank Credit Transactions, dated March 11, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank(17)
10.24	Loan Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(20)
10.25	Amendment to Factory Mortgage Agreement, dated April 29, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(20)
10.26	Guarantee, dated April 29, 2013, by and between Amkor Technology, Inc. and The Korea Development Bank.(20)
10.27	Amendment to Loan Agreement, dated December 27, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(21)
10.28	Amendment to Kun Mortgage Agreement, dated April 19, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank.(20)
10.29	Employment Offer Letter, dated April 30, 2013, between Amkor Technology, Inc. and Stephen D. Kelley.(18)*
10.30	Retirement Agreement and Release, dated May 8, 2013, between Amkor Technology, Inc. and Kenneth T. Joyce.(19)*
10.31	Separation and Consulting Agreement, dated July 17, 2013, between Amkor Technology, Inc. and Michael J. Lamble.(20)*
10.32	Amendment No. 1 to Amended and Restated 2007 Equity Incentive Plan.(24)*
10.33	Form of Outside Director Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.(23)*
10.34	Separation Agreement and Release, dated February 11, 2015, between Amkor Technology, Inc. and JooHo Kim.(23)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers Aarata
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of J-Devices Corporation
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 7, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2011.
(12)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 5, 2012.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2012.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2012.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed September 21, 2012.
(16)	Incorporated by reference to the Company's Current Report on Form 8-K filed November 27, 2012.
(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 3, 2013.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2013.
(19)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 10, 2013.
(20)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2013.
(21)	Incorporated by reference to the Company's Annual Report on Form 10-K filed February 28, 2014.
(22)	Incorporated by reference to the Company's Current Report on Form 8-K filed December 24, 2014.
(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed March 30, 2015.
(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed October 30, 2015.