Form 10-Q
period 2016-03-31
AMKOR TECHNOLOGY, INC.
filed 2016-05-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 22, 2016 was 237,366,676.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2016 including expenditures in support of customer demand in the mobile communications market and expenditures related to our K5 factory and research and development facility in Korea ("K5"), (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning (“ERP”) system, (15) the anticipated schedule for construction of K5, the expansion of our factory in Shanghai, and the transfer of Renesas' Singapore-based automotive microcontroller production to J-Devices, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (18) our expected forfeiture rate for outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, (20) demand for advanced System-in-Package ("SiP") modules, (21) our position in the automotive market, (22) the impact of the recent earthquakes in Kumamoto, Japan and (23) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net sales	$868,682	$742,875
Cost of sales	745,798	607,928
Gross profit	122,884	134,947
Selling, general and administrative	73,635	62,942
Research and development	27,155	18,026
Total operating expenses	100,790	80,968
Operating income	22,094	53,979
Interest expense	16,192	23,777
Interest expense, related party	1,242	1,242
Other (income) expense, net	3,192	(498)
Total other expense, net	20,626	24,521
Income before taxes and equity in earnings of unconsolidated affiliate	1,468	29,458
Income tax expense	1,873	5,999
Income (loss) before equity in earnings of unconsolidated affiliate	(405)	23,459
Equity in earnings of J-Devices	—	6,238
Net income (loss)	(405)	29,697
Net income attributable to non-controlling interests	(470)	(916)
Net income (loss) attributable to Amkor	$(875)	$28,781
Net income (loss) attributable to Amkor per common share:
Basic	$—	$0.12
Diluted	$—	$0.12
Shares used in computing per common share amounts:
Basic	237,025	236,708
Diluted	237,025	237,424

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$(405)	$29,697
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	24	22
Foreign currency translation	19,864	(122)
Equity interest in J-Devices' other comprehensive income, net of tax	—	1,338
Total other comprehensive income	19,888	1,238
Comprehensive income	19,483	30,935
Comprehensive income attributable to non-controlling interests	(470)	(916)
Comprehensive income attributable to Amkor	$19,013	$30,019

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$413,465	$523,172
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	537,745	526,143
Inventories	237,000	238,205
Other current assets	29,363	27,960
Total current assets	1,219,573	1,317,480
Property, plant and equipment, net	2,616,227	2,579,017
Goodwill	20,840	19,443
Restricted cash	2,222	2,176
Other assets	100,292	104,346
Total assets	$3,959,154	$4,022,462
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$26,183	$76,770
Trade accounts payable	407,698	434,222
Capital expenditures payable	199,944	242,980
Accrued expenses	306,285	264,212
Total current liabilities	940,110	1,018,184
Long-term debt	1,433,426	1,435,269
Long-term debt, related party	75,000	75,000
Pension and severance obligations	176,631	167,197
Other non-current liabilities	88,820	101,679
Total liabilities	2,713,987	2,797,329
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,786 and 282,724 shares issued, and 237,045 and 237,005 shares outstanding, in 2016 and 2015, respectively	283	283
Additional paid-in capital	1,884,397	1,883,592
Accumulated deficit	(461,025)	(460,150)
Accumulated other comprehensive income (loss)	17,804	(2,084)
Treasury stock, at cost, 45,741 and 45,719 shares in 2016 and 2015, respectively	(213,877)	(213,758)
Total Amkor stockholders’ equity	1,227,582	1,207,883
Non-controlling interests in subsidiaries	17,585	17,250
Total equity	1,245,167	1,225,133
Total liabilities and equity	$3,959,154	$4,022,462

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(405)	$29,697
Depreciation and amortization	137,136	124,387
Other operating activities and non-cash items	(3,944)	(9,525)
Changes in assets and liabilities	5,311	20,465
Net cash provided by operating activities	138,098	165,024
Cash flows from investing activities:
Payments for property, plant and equipment	(198,788)	(106,149)
Proceeds from sale of property, plant and equipment	121	3,254
Investment in J-Devices	—	(12,908)
Other investing activities	(472)	(322)
Net cash used in investing activities	(199,139)	(116,125)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	30,000
Payments under revolving credit facilities	(40,000)	—
Payments of short-term debt	(11,901)	—
Payments of long-term debt	(4,204)	(35,000)
Payments for debt issuance costs	(156)	—
Payments for capital lease obligations	(401)	—
Proceeds from the issuance of stock through share-based compensation plans	—	574
Payments of tax withholding for restricted shares	(119)	(230)
Payments of subsidiary dividends to non-controlling interests	(135)	—
Net cash used in financing activities	(56,916)	(4,656)
Effect of exchange rate fluctuations on cash and cash equivalents	8,250	—
Net increase (decrease) in cash and cash equivalents	(109,707)	44,243
Cash and cash equivalents, beginning of period	523,172	449,946
Cash and cash equivalents, end of period	$413,465	$494,189
Non cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$199,944	$111,646

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2015, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the SEC on February 22, 2016. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On December 30, 2015, we increased our ownership in J-Devices to 100% (Note 3). As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. The operating results of J-Devices were consolidated beginning in 2016.

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

Goodwill. The balance of goodwill in our Consolidated Balance Sheets reflects adjustments for foreign currency translation.

2.    New Accounting Standards

Recently Adopted Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods beginning after December 15, 2015, and require retrospective application. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016. The guidance was applied retrospectively and the consolidated balance sheet as of December 31, 2015 was adjusted to reclassify $8.8 million of debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability.

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which provide supplemental guidance and clarification to ASU 2014-09. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption and the impact that this guidance will have on our financial statements and disclosure.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 involves several aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

3.    Acquisition

Acquisition of J-Devices

Through the exercise of additional options, on December 30, 2015, we increased our ownership interest in J-Devices from 65.7% to 100% for a purchase price of $105.4 million.

The governance provisions applicable to J-Devices before our ownership reached 80% restricted our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, prior to December 30, 2015, we accounted for our investment in J-Devices using the equity method of accounting. Upon the increase in our ownership interest to 100% on December 30, 2015, the governance restrictions lapsed and, accordingly, we changed our accounting for J-Devices to the consolidation method effective December 30, 2015. The acquisition date fair value of consideration transferred was $273.1 million, including the cash payment of $105.4 million and fair value of our previously held equity interest in J-Devices of $167.7 million. The acquisition resulted in the recognition of $19.4 million of goodwill.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Share-Based Compensation Plans

For the three months ended March 31, 2016 and 2015, we recognized share-based compensation attributable to stock options and restricted shares of $0.8 million and $1.4 million, respectively, primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2016:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	3,727	$6.49
Granted	200	4.60
Exercised	—	—
Forfeited or expired	(216)	7.19
Outstanding at March 31, 2016	3,711	$6.35	6.28	$3,099
Fully vested at March 31, 2016 and expected to vest thereafter	3,672	$6.36	6.25	$3,062
Exercisable at March 31, 2016	2,491	$6.81	5.25	$1,932

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended March 31,
	2016	2015
Expected life (in years)	6.0	6.1
Risk-free interest rate	1.5%	1.7%
Volatility	44%	50%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$2.02	$4.38

Total unrecognized compensation expense from stock options, net of a forfeiture estimate, was $2.7 million as of March 31, 2016, which is expected to be recognized over a weighted-average period of approximately 2.0 years beginning April 1, 2016.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2016:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Non-vested at December 31, 2015	385	$4.78
Awards granted	—	—
Awards vested	(61)	4.48
Awards forfeited	(2)	4.43
Non-vested at March 31, 2016	322	$4.84

Total unrecognized compensation cost from restricted shares, net of a forfeiture estimate, was $1.1 million as of March 31, 2016, which is expected to be recognized over a weighted average period of approximately 0.9 years beginning April 1, 2016.

5.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest income	$(404)	$(983)
Foreign currency loss, net	3,623	207
Other (income) expense, net	(27)	278
Total other (income) expense, net	$3,192	$(498)

6.    Income Taxes

Our income tax expense of $1.9 million for the three months ended March 31, 2016 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. A significant amount of our net deferred tax assets relate to our operations in Korea. At this time, we consider it more likely than not we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of our Korean net operating loss carryforwards could ultimately expire unused, in the event future taxable income falls short of our current expectations. If our assessment of the recoverability of Korean deferred tax assets changes in the future, we may need to establish a valuation allowance against such deferred tax assets.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits increased from $12.9 million at December 31, 2015, to $13.5 million at March 31, 2016. At March 31, 2016, all of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties, and there can be no assurances that the outcome of examinations will be favorable.

7.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes restricted shares held by retirement eligible recipients and is reduced for treasury stock.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and unvested restricted shares. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to Amkor	$(875)	$28,781
Income allocated to participating securities	—	(68)
Net income (loss) available to Amkor common stockholders	$(875)	$28,713

Weighted average shares outstanding — basic	237,025	236,708
Effect of dilutive securities:
Stock options and restricted share awards	—	716
Weighted average shares outstanding — diluted	237,025	237,424
Net income (loss) attributable to Amkor per common share:
Basic	$—	$0.12
Diluted	—	0.12

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Stock options and restricted share awards	4,033	1,400

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Equity and Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in equity attributable to both Amkor and the non-controlling interests:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2015	$1,207,883	$17,250	$1,225,133
Net income (loss)	(875)	470	(405)
Other comprehensive income	19,888	—	19,888
Treasury stock acquired through surrender of shares for tax withholding	(119)	—	(119)
Share-based compensation	805	—	805
Subsidiary dividends paid to non-controlling interests	—	(135)	(135)
Equity at March 31, 2016	$1,227,582	$17,585	$1,245,167

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2014	$1,116,235	$14,701	$1,130,936
Net income	28,781	916	29,697
Other comprehensive income	1,238	—	1,238
Issuance of stock through employee share-based compensation plans	574	—	574
Treasury stock acquired through surrender of shares for tax withholding	(230)	—	(230)
Share-based compensation	1,369	—	1,369
Equity at March 31, 2015	$1,147,967	$15,617	$1,163,584

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income before reclassifications	—	19,864	19,864
Amounts reclassified from accumulated other comprehensive loss	24	—	24
Other comprehensive income	24	19,864	19,888
Accumulated other comprehensive income (loss) at March 31, 2016	$(1,401)	$19,205	$17,804

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,829)	$(32,867)
Other comprehensive income (loss) before reclassifications	—	(122)	1,338	1,216
Amounts reclassified from accumulated other comprehensive loss	22	—	—	22
Other comprehensive income (loss)	22	(122)	1,338	1,238
Accumulated other comprehensive loss at March 31, 2015	$(2,503)	$(635)	$(28,491)	$(31,629)

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

9.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2016 and 2015, we sold accounts receivable totaling $139.1 million and $81.3 million, respectively, for a discount, plus fees, of $0.4 million in each period.

10.    Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials and purchased components	$159,669	$163,024
Work-in-process	77,331	75,181
Total inventories	$237,000	$238,205

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Land	$241,920	$237,815
Land use rights	26,845	26,845
Buildings and improvements	1,023,490	1,010,201
Machinery and equipment	4,281,561	4,226,401
Software and computer equipment	202,920	197,266
Furniture, fixtures and other equipment	21,198	21,259
Construction in progress	407,990	352,607
Total property, plant and equipment	6,205,924	6,072,394
Less accumulated depreciation and amortization	(3,589,697)	(3,493,377)
Total property, plant and equipment, net	$2,616,227	$2,579,017

Depreciation expense for the three months ended March 31, 2016 and 2015 was $136.5 million and $124.1 million, respectively.

As of March 31, 2016 and December 31, 2015, construction in progress reflects $361.3 million and $312.1 million of costs for K5, including capitalized interest of $23.0 million and $18.7 million, respectively.

12.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Payroll and benefits	$113,302	$95,011
Deferred revenue and customer advances	52,543	49,243
Accrued settlement costs	33,552	32,987
Accrued interest	27,883	12,920
Income taxes payable	24,380	21,448
Accrued severance plan obligations	14,850	14,306
Other accrued expenses	39,775	38,297
Total accrued expenses	$306,285	$264,212

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2016	December 31, 2015
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$100,000	$100,000
Senior notes:
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	524,971	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$100 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2016 (2)	—	40,000
Term loan, LIBOR plus 2.60%, due May 2018	120,000	120,000
Term loan, LIBOR plus 2.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	150,000	150,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	80,000	80,000
Term Loan, fund floating rate plus 1.60%, due June 2020 (3)	40,000	40,000
J-Devices Corporation:
Short-term term loans, variable rate, due June 2016	7,568	15,582
Short-term term loans, fixed rate at 0.50%, due June 2016	3,131	5,808
Term loans, TIBOR plus 1.00%, due June and November 2016	2,001	2,800
Term loans, fixed rate at 0.53%, due April 2018	30,355	31,465
Amkor Technology Taiwan Ltd:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (4)	10,000	10,000
	1,538,026	1,590,655
Less: Unamortized premium and deferred debt costs, net	(3,417)	(3,616)
Less: Short-term borrowings and current portion of long-term debt	(26,183)	(76,770)
Long-term debt (including related party)	$1,508,426	$1,510,269

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit of $25.0 million. Interest is payable monthly in arrears, at LIBOR plus 1.25% to 1.75% (2.25% as of March 31, 2016). As of March 31, 2016, the borrowing base of our revolving credit facility is $155.8 million, which is adjusted based on the amount of our eligible accounts receivable. Additionally, we had $0.5 million of standby letters of credit outstanding. As of March 31, 2016, $55.3 million was available to be drawn.

(2)
In June 2012, we entered into a $41.0 million revolving credit facility. In March 2016, we increased the facility to $100.0 million. Principal is payable at maturity. Interest is due monthly in arrears. As of March 31, 2016, $100.0 million was available to be drawn.

(3)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million through November 2016 for capital expenditures. Principal is payable at maturity. Interest is payable quarterly

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

in arrears, at a fund floating rate plus 1.60% (2.50% as of March 31, 2016). At March 31, 2016, $110.0 million was available to be borrowed.

(4)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is due monthly, at TAIFX plus a bank determined spread (1.59% as of March 31, 2016). As of March 31, 2016, $29.0 million was available to be drawn.

Our foreign debt is collateralized by land, buildings and equipment in the respective location. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at March 31, 2016.

14.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Service cost	$8,170	$1,219
Interest cost	904	766
Expected return on plan assets	(947)	(856)
Amortization of prior service cost	9	9
Recognized actuarial loss	24	21
Net periodic pension cost	$8,160	$1,159

As a result of the adoption of a defined benefit pension plan in Korea beginning on August 1, 2015, and the acquisition of J-Devices on December 30, 2015, our net periodic pension cost has increased from the prior period.

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $2.9 million for the three months ended March 31, 2016 and 2015.

Korean Severance Plan

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-sum severance payments on behalf of these eligible employees for service provided prior to August 1, 2015. Factors used to determine severance benefits include employees' length of service, seniority and rate of pay. The employees' length of service and seniority are fixed as of July 31, 2015. The employees' rate of pay is adjusted to the rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

severance benefit liabilities. The provision recorded for severance benefits for the three months ended March 31, 2015 was $5.1 million. On August 1, 2015, our subsidiary in Korea began sponsoring a defined benefit pension plan and a defined contribution plan. For future service benefits, existing employees have the option of choosing either a defined benefit pension plan or a defined contribution plan and new employees will be enrolled in a defined contribution plan.

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

The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable, and certain other current assets and accrued expenses approximate carrying values because of their short-term nature. The carrying value of certain other non-current liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

Our recurring fair value measurements consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Cash equivalent money market funds (Level 1)	$56,701	$81,473
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$888,695	$921,554	$902,563	$921,384
Revolving credit facilities and term loans (Level 2)	611,456	613,055	664,085	665,655
Total debt	$1,500,151	$1,534,609	$1,566,648	$1,587,039

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans was calculated using a

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of March 31, 2016, we had $0.5 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

17.    Subsequent Event

In April 2016, operations at our facility in Kumamoto, Japan, were interrupted by earthquakes in the region. The facility suffered damage. Repair work is being expedited, and we plan to restore the facility to full operational capacity. We expect to recognize a loss for damaged inventory and equipment for the three months ended June 30, 2016.

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

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above our corporate average. This is particularly true in the mobile device market, where growth has outpaced the semiconductor industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. We believe that our technology leadership and this technology transition create significant growth opportunities for us.

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

Our IDM customers include: Infineon Technologies AG; Intel Corporation; Micron Technology, Inc.; Renesas Electronics
Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

Our business is impacted by market conditions in the semiconductor industry, which is cyclical and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical downturns in the past. Generally soft economic conditions and a lack of compelling new mobile products continued to constrain overall demand during the first quarter. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

In April 2016, our Kumamoto factory was damaged in the earthquakes and is operating on a limited basis today. Repair work is being expedited, and we expect to ramp to full operational capacity over the next ten weeks. We expect roughly $35 million in lower sales in the second quarter due to the impact of the earthquakes. We also expect to incur incremental costs of around $20 million in the second quarter for damaged inventory and repairs to buildings and equipment. Taking into account insurance payments estimated to be around $25 million anticipated to be received later this year, we expect the net impact on our full year 2016 results to be modest.

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

Financial Highlights

On December 30, 2015, we increased our ownership in J-Devices to 100%. As a result, our accounting for J-Devices changed from the equity method to the consolidation method. Our operating results for the three months ended March 31, 2016 include the results of J-Devices.

Our net sales increased $125.8 million or 16.9% to $868.7 million for the three months ended March 31, 2016, from $742.9 million for the three months ended March 31, 2015. The increase was primarily driven by the consolidation of J-Devices. J-Devices contributed $217.0 million of net sales in the current quarter. Excluding J-Devices, net sales decreased due to soft economic conditions and general weakness in the mobile communications market.

Gross margin for the three months ended March 31, 2016 decreased to 14.1% from 18.2% for the three months ended March 31, 2015. J-Devices contributed $29.1 million in gross profit in the three months ended March 31, 2016. Excluding J-Devices, gross profit and gross margin declined primarily due to lower net sales driven by soft economic conditions as well as general weakness in the mobile communications market.

Our capital expenditures totaled $198.8 million for the three months ended March 31, 2016, compared to $106.1 million for the three months ended March 31, 2015. Our spending was primarily focused on investments in advanced packaging and test equipment and construction of our K5 facility in Korea.

Net cash provided by operating activities was $138.1 million for the three months ended March 31, 2016, compared to $165.0 million for the three months ended March 31, 2015. Excluding J-Devices, our operating cash flow decreased primarily driven by lower gross profit. J-Devices contributed $14.9 million of operating cash flow for the three months ended March 31, 2016.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Materials	37.5%	36.7%
Labor	16.2%	14.2%
Other manufacturing costs	32.2%	30.9%
Gross margin	14.1%	18.2%
Operating income	2.5%	7.3%
Net income (loss) attributable to Amkor	(0.1)%	3.9%

Net Sales

	For the Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Net sales	$868,682	$742,875	$125,807	16.9%

The increase in net sales for the three months ended March 31, 2016, compared with the three months ended March 31, 2015, was primarily attributable to the consolidation of J-Devices. J-Devices contributed $217.0 million of net sales in the current quarter. Excluding J-Devices, net sales decreased, primarily due to soft economic conditions as well as general weakness in the mobile communications market. The decrease is partially offset by higher sales in the automotive market, which was driven by increased market share with existing customers and higher demand from increasing semiconductor content in vehicles.

Gross Margin

	For the Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Gross profit	$122,884	$134,947	$(12,063)
Gross margin	14.1%	18.2%	(4.1)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross profit and gross margin for the three months ended March 31, 2016 decreased compared to the three months ended March 31, 2015. J-Devices contributed $29.1 million in gross profit in the three months ended March 31, 2016. Excluding J-Devices, gross profit and gross margin declined primarily due to lower net sales driven by soft economic conditions as well as general weakness in the mobile communications market. The decline was partially offset by favorable foreign currency exchange rate movements.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Selling, general and administrative	$73,635	$62,942	$10,693	17.0%

Selling, general and administrative expenses for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015. The increase was primarily attributable to the consolidation of J-Devices, partially offset by favorable foreign currency exchange rate movements.

Research and Development

	For the Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Research and development	$27,155	$18,026	$9,129	50.6%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of goods sold, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses increased in the three months ended March 31, 2016, compared with the three months ended March 31, 2015, primarily attributable to consolidating the research and development activities performed by J-Devices. Research and development expenses also increased due to an increase in development activities and the related employee compensation costs, as well as investment in equipment. The increase was partially offset by costs for projects that moved into production.

Other Income and Expense

	For the Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Interest expense, including related party	$17,434	$25,019	$(7,585)	(30.3)%
Other (income) expense, net	3,192	(498)	3,690	>(100)%
Total other expense, net	$20,626	$24,521	$(3,895)	(15.9)%

Interest expense decreased for the three months ended March 31, 2016, compared with the three months ended March 31, 2015. The decrease was driven by the repayment in full of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt in June 2015. For the three months ended March 31, 2016 and 2015, we capitalized a portion of the interest on our outstanding debt in the amount of $4.4 million and $2.2 million, respectively, in connection with the construction of our new K5 facility in Korea.

For the three months ended March 31, 2016, other (income) expense, net included foreign currency losses as a result of unfavorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended March 31,
	2016	2015	Change
	(In thousands, except percentages)
Income tax expense	$1,873	$5,999	$(4,126)

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions in the Asia Pacific region, where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Foreign withholding taxes and minimum taxes generally cause our effective tax rate to increase. The decrease in our income tax expense for the three months ended March 31, 2016 is primarily attributable to a decrease in profit before tax.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative jurisdictional mix of earnings. During 2016 and 2015, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2024. We expect our effective tax rate to increase as the tax holidays expire because income earned in these jurisdictions will be subject to higher statutory income tax rates.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of March 31, 2016, we had cash and cash equivalents of $413.5 million. Included in our cash balance as of March 31, 2016, is $336.3 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes, due to the availability of tax loss carryovers and foreign tax credits.

As of March 31, 2016, we had availability of $55.3 million under our $200.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $129.0 million available to be drawn under secured revolving credit facilities and $110.0 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of March 31, 2016 we had $1,534.6 million of debt. Our scheduled principal repayments on debt include $22.8 million due in 2016, $13.5 million due in 2017, $126.8 million due in 2018, $250.0 million due in 2019, $200.0 million due in 2020 and $925.0 million due thereafter. We were in compliance with all of our debt covenants at March 31, 2016, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the three months ended March 31, 2016 and 2015, we sold accounts receivable totaling $139.1 million and $81.3 million, respectively, for a discount, plus fees, of $0.4 million in each period. At March 31, 2016 and December 31, 2015, there were outstanding receivables of $122.5 million and $141.9 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of March 31, 2016, the severance liability was $143.5 million. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of March 31, 2016, we owe $106.6 million to Tessera.

We expect $35 million of lower sales and to incur incremental costs of around $20 million in the second quarter for damaged inventory and repairs to buildings and equipment in connection with the recent earthquakes in Japan. Taking into account insurance payments estimated to be around $25 million anticipated to be received later this year, we expect the net impact on our liquidity to be modest.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At March 31, 2016, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. We expect that our 2016 capital expenditures will be approximately $650 million, approximately $170 million of which will be spent on K5. During the three months ended March 31, 2016, our capital expenditures totaled $198.8 million, including $105.5 million for K5. Ultimately, the amount of our 2016 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015, were as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities	$138,098	$165,024
Investing activities	(199,139)	(116,125)
Financing activities	(56,916)	(4,656)

Operating activities:   Our cash flows provided by operating activities for the three months ended March 31, 2016, decreased by $26.9 million compared to the three months ended March 31, 2015. J-Devices contributed $14.9 million of operating cash flow for the three months ended March 31, 2016. Excluding J-Devices, our operating cash flow decreased primarily driven by lower gross profit.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which increased compared to the prior year due to capital expenditures for K5 and at J-Devices subsequent to consolidation. The net cash used in investing activities for the three months ended March 31, 2015, included a payment for incremental investment in J-Devices.

Financing activities:   The net cash used in financing activities for the three months ended March 31, 2016, was driven by the repayment of borrowings at our subsidiaries in Korea and Japan. The net cash used in financing activities for the three months ended March 31, 2015 primarily resulted from the repayment of borrowings at our subsidiary in Korea.

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

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$138,098	$165,024
Payments for property, plant and equipment	(198,788)	(106,149)
Free cash flow	$(60,690)	$58,875

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2016 - Remaining	2017	2018	2019	2020	Thereafter
	(In thousands)
Total debt	$1,538,026	$22,812	$13,483	$126,760	$250,000	$200,000	$924,971
Scheduled interest payment obligations (1)	440,023	72,707	76,920	74,422	72,828	62,962	80,184
Purchase obligations (2)	110,940	96,448	2,908	5,255	1,604	1,223	3,502
Operating lease obligations	69,966	17,632	16,935	9,487	8,398	5,136	12,378
Severance obligations (3)	143,467	11,137	13,302	11,974	10,772	9,695	86,587
Settlement payments (4)	106,563	29,063	38,750	38,750	—	—	—
Total contractual obligations	$2,408,985	$249,799	$162,298	$266,648	$343,602	$279,016	$1,107,622

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2016, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at March 31, 2016.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At March 31, 2016, the total obligation is $106.6 million of which $33.6 million is a current liability, $64.5 million is a non-current liability and $8.5 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at March 31, 2016, include:

•	$43.3 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$8.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there have been no significant changes in our critical accounting policies as reported in our 2015 Annual Report on Form 10-K.

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting currency and the functional currency for our subsidiaries, except for J-Devices, where the Japanese Yen is the functional currency.

We have foreign currency exchange rate risk associated with the re-measurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies as of March 31, 2016, our income before taxes and equity in earnings of unconsolidated affiliate would have been approximately $31 million lower, due to the re-measurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan and construction costs for K5.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2016, approximately 70% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the three months ended March 31, 2016, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement in the U.S. dollar compared to all of these Asian-based currencies, our operating income for the three months ended March 31, 2016 would have been approximately $20 million lower due to this exposure.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the three months ended March 31, 2016 and 2015, was a net foreign translation gain of $19.9 million and $1.2 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

Interest Rate Risk

We have interest rate risk with respect to our debt. Our fixed and variable rate debt includes foreign borrowings and revolving credit facilities. Our fixed rate debt also consists of senior notes. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2016:

	2016 - Remaining	2017	2018	2019	2020	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$13,243	$13,483	$6,760	$—	$—	$924,971	$958,457	$922,015
Average interest rate	0.5%	0.5%	0.5%	—%	—%	6.5%	6.3%
Variable rate debt	$9,569	$—	$120,000	$250,000	$200,000	$—	$579,569	$578,136
Average interest rate	0.5%	—%	3.2%	2.8%	3.0%	—%	2.9%
Total debt	$22,812	$13,483	$126,760	$250,000	$200,000	$924,971	$1,538,026	$1,500,151

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, and concluded those disclosure controls and procedures were effective as of that date.

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

During the three months ended March 31, 2016, we implemented an enterprise resource planning module associated with financial reporting at a subsidiary. The implementation of the enterprise resource planning module represents a change in our internal control over financial reporting. We have taken steps to implement appropriate internal controls over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the enterprise resource planning module discussed above, there have not been any other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	changes in costs, quality, availability and delivery times of raw materials, components and equipment;

•	changes in labor costs to perform our services;

•	wage inflation and fluctuations in commodity prices, including gold, copper and other precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with legal claims, indemnification obligations, judgments and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes like the recent ones in Japan, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	costs of acquisitions and divestitures and difficulties integrating acquisitions;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate various market segments, such as power discrete and the mid-tier and entry-level segments of the mobile device market;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive and

•	restructuring charges, asset write-offs and impairments.

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

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins will be negatively impacted. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2016, our total debt balance was $1,534.6 million, of which $26.2 million was classified as a current liability and $492.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the three months ended March 31, 2016, we had capital expenditures of $198.8 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2016 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $143.5 million as of March 31, 2016. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

As previously reported, we are implementing a new enterprise resource planning system on a world-wide basis. We have implemented several significant enterprise resource planning modules and expect to implement additional enterprise resource planning modules in the future. In addition, we have implemented new shop floor management systems in certain of our factories and integrated the acquired operations of Amkor Technology Malaysia Sdn. Bhd. into our overall internal control over financial reporting. In December 2015, we acquired the operations of J-Devices, and we are integrating those operations into our overall internal control over financial reporting. In addition, we are implementing an enterprise resource planning system at J-Devices. The implementation of these systems and the integration of the acquired operations represents changes in our internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. From time to time we make additions or changes to our management information systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices' management information systems with our existing systems and processes. We face risks in connection with current and future projects to install or integrate new management information systems or upgrade our existing systems. These risks include:

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. Additionally, we increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options, and as a result, we are now integrating J-Devices with our existing operations. In addition, J-Devices continues to integrate the acquisitions it has previously completed with its operations. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2016 capital expenditures will be approximately $650 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures may increase as we transition to new packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

In September 2014, we started the construction of our new K5 facility in Korea. The land purchase agreement includes various construction, investment, hiring, regulatory and other compliance obligations. There can be no assurance regarding when our new K5 facility in Korea will be fully utilized, or that the actual scope, costs timeline or benefits of the project will be consistent with our current expectations.

Impairment Charges - Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets including property, plant and equipment, intellectual property, goodwill and other intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have had and could have a significant adverse impact on our results of operations and our operating flexibility under our debt covenants.

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

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets, in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. In the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets, which could materially affect our results of operations.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. In the past, we have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in the People's Republic of China, or the PRC, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. For example, STATS ChipPAC was acquired in 2015 by Jiangsu Electronics Technology Co., Ltd., a local PRC company. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, in 2015, Advanced Semiconductor Engineering, Inc. acquired almost 25% of Siliconware Precision Industries Co., Ltd.

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

For example, in April 2016, our Kumamoto factory was damaged by earthquakes and is operating on a limited basis. We expect lower sales in the second quarter due to the impact of the earthquakes and we also expect to incur incremental costs in the second quarter for damaged inventory and repairs to buildings and equipment. There can be no assurance that our recovery from the recent earthquakes in Japan will occur as quickly as expected, or that the actual costs and financial impact will be consistent with our current expectations. For example, additional earthquakes, shortages in labor or supplies for repairs or operations, increased inventory or repair costs, shortages in customer materials, changes in customer preferences, demand or loadings, or delays or shortfalls in insurance payments could result in a more significant impact on our business, financial condition, results of operations and cash flows than our current expectations.

Also, Japan experienced a severe earthquake and tsunami in 2011 that resulted in significant disruption in the electronics industry supply chain and adversely affected Japan's economy and consumer spending. In addition, in October 2011, Thailand experienced substantial flooding which affected the facilities and operations of customers and suppliers in our industry. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. Although we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks, and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by natural disasters and other calamities.

Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence The Outcome of All Matters Requiring Stockholder Approval.

As of March 31, 2016, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim Family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

In June 2013, the Kim family exchanged their convertible notes issued by Amkor for approximately 49.6 million shares of common stock (the “Convert Shares”). The Convert Shares are subject to a voting agreement. The agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor's stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership. Also, the sale or the prospect of the sale of a substantial portion of the Kim family shares may adversely affect the market price of our stock.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 29	21,749	5.48	—	91,586,032
March 1 - March 31	—	—	—	91,586,032
Total	21,749	$5.48	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses.

For the three months ended March 31, 2016, we made no common stock purchases, and at March 31, 2016, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: May 5, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Outside Director Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.*
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