Form 10-Q
period 2016-06-30
AMKOR TECHNOLOGY, INC.
filed 2016-08-08
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 29, 2016 was 237,407,978.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2016 including expenditures in support of customer demand in the mobile communications market and expenditures related to our K5 factory and research and development facility in Korea ("K5"), (2) our ability to fund our operating activities for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning (“ERP”) system, (15) our efforts to enlarge our customer base in certain geographic areas and markets, (16) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (17) our expected forfeiture rate for outstanding stock options and restricted shares, (18) our expected rate of return for pension plan assets, (19) the impact of the recent earthquakes in Kumamoto, Japan, (20) our expectations regarding improving market conditions in the second half of 2016 related to the launch of new devices in the smartphone market and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net sales	$917,326	$736,722	$1,786,008	$1,479,597
Cost of sales	785,720	621,624	1,531,518	1,229,552
Gross profit	131,606	115,098	254,490	250,045
Selling, general and administrative	70,896	56,435	144,531	119,377
Research and development	30,168	20,020	57,323	38,046
Total operating expenses	101,064	76,455	201,854	157,423
Operating income	30,542	38,643	52,636	92,622
Interest expense	20,816	22,845	37,008	46,622
Interest expense, related party	1,242	1,242	2,484	2,484
Other (income) expense, net	(242)	7,290	2,950	6,792
Total other expense, net	21,816	31,377	42,442	55,898
Income before taxes and equity in earnings of unconsolidated affiliate	8,726	7,266	10,194	36,724
Income tax expense	3,360	4,631	5,233	10,630
Income before equity in earnings of unconsolidated affiliate	5,366	2,635	4,961	26,094
Equity in earnings of J-Devices	—	5,315	—	9,370
Net income	5,366	7,950	4,961	35,464
Net income attributable to non-controlling interests	(653)	(623)	(1,123)	(1,539)
Net income attributable to Amkor	$4,713	$7,327	$3,838	$33,925
Net income attributable to Amkor per common share:
Basic	$0.02	$0.03	$0.02	$0.14
Diluted	$0.02	$0.03	$0.02	$0.14
Shares used in computing per common share amounts:
Basic	237,090	236,840	237,058	236,774
Diluted	237,434	237,321	237,297	237,366

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$5,366	$7,950	$4,961	$35,464
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	23	22	47	44
Foreign currency translation	26,955	10	46,278	(112)
Equity interest in J-Devices' other comprehensive loss, net of tax	—	(5,245)	—	(3,885)
Total other comprehensive income (loss)	26,978	(5,213)	46,325	(3,953)
Comprehensive income	32,344	2,737	51,286	31,511
Comprehensive income attributable to non-controlling interests	(653)	(623)	(1,123)	(1,539)
Comprehensive income attributable to Amkor	$31,691	$2,114	$50,163	$29,972

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$499,320	$523,172
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	579,794	526,143
Inventories	251,627	238,205
Other current assets	29,786	27,960
Total current assets	1,362,527	1,317,480
Property, plant and equipment, net	2,625,123	2,579,017
Goodwill	27,417	23,409
Restricted cash	2,320	2,176
Other assets	103,461	104,346
Total assets	$4,120,848	$4,026,428
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$96,215	$76,770
Trade accounts payable	465,113	434,222
Capital expenditures payable	174,758	242,980
Accrued expenses	300,758	264,212
Total current liabilities	1,036,844	1,018,184
Long-term debt	1,465,504	1,435,269
Long-term debt, related party	75,000	75,000
Pension and severance obligations	180,608	167,197
Other non-current liabilities	92,892	113,242
Total liabilities	2,850,848	2,808,892
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 282,902 and 282,724 shares issued, and 237,141 and 237,005 shares outstanding, in 2016 and 2015, respectively	283	283
Additional paid-in capital	1,885,278	1,883,592
Accumulated deficit	(463,909)	(467,747)
Accumulated other comprehensive income (loss)	44,241	(2,084)
Treasury stock, at cost, 45,761 and 45,719 shares in 2016 and 2015, respectively	(213,996)	(213,758)
Total Amkor stockholders’ equity	1,251,897	1,200,286
Non-controlling interests in subsidiaries	18,103	17,250
Total equity	1,270,000	1,217,536
Total liabilities and equity	$4,120,848	$4,026,428

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$4,961	$35,464
Depreciation and amortization	275,241	248,716
Loss on debt retirement	—	2,530
Other operating activities and non-cash items	(6,177)	(9,745)
Changes in assets and liabilities	(826)	(48,684)
Net cash provided by operating activities	273,199	228,281
Cash flows from investing activities:
Payments for property, plant and equipment	(355,974)	(194,360)
Proceeds from sale of property, plant and equipment	593	4,069
Cash received on sale of subsidiary to J-Devices, net	—	8,355
Investment in J-Devices	—	(12,908)
Other investing activities	(974)	(1,315)
Net cash used in investing activities	(356,355)	(196,159)
Cash flows from financing activities:
Borrowings under revolving credit facilities	115,000	180,000
Payments under revolving credit facilities	(100,000)	(30,000)
Borrowings under short-term debt	24,630	—
Payments of short-term debt	(23,035)	—
Proceeds from issuance of long-term debt	34,000	340,000
Payments of long-term debt	(8,582)	(530,000)
Payments for debt issuance costs	(156)	—
Payments for capital lease obligations	(887)	—
Proceeds from the issuance of stock through share-based compensation plans	60	656
Payments of tax withholding for restricted shares	(238)	(427)
Payments of subsidiary dividends to non-controlling interests	(270)	—
Net cash provided by (used in) financing activities	40,522	(39,771)
Effect of exchange rate fluctuations on cash and cash equivalents	18,782	—
Net decrease in cash and cash equivalents	(23,852)	(7,649)
Cash and cash equivalents, beginning of period	523,172	449,946
Cash and cash equivalents, end of period	$499,320	$442,297
Non cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$174,758	$210,319

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2015, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the SEC on February 22, 2016. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On December 30, 2015, we increased our ownership in J-Devices to 100% (Note 3). As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. The operating results of J-Devices were consolidated beginning in 2016.

Revision to Previously Reported Financial Information. In the second quarter of 2016, during our post-acquisition integration of J-Devices, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015.  During those periods we did not control J-Devices and, accordingly, we accounted for our investment in J-Devices using the equity method. As a result of the J-Devices error, our equity in earnings of J-Devices was overstated by the cumulative amount of $8.0 million. We believe that the error is not material to Amkor for the periods impacted and have elected to revise our previously issued consolidated financial statements. We have also recorded the impact of the revision in our purchase accounting for the acquisition of J-Devices on December 30, 2015.  Periods presented herein are based on the revised financial results. See Note 17 for additional information.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

sheet as of December 31, 2015 was adjusted to reclassify $8.8 million of debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability.

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which provide supplemental guidance and clarification to ASU 2014-09. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the method of adoption and the impact that this guidance will have on our financial statements and disclosure.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 involves several aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. ASU 2016-09 is not expected to have a significant impact on our financial statements.

3.    Acquisition

Acquisition of J-Devices

Through the exercise of additional options, on December 30, 2015, we increased our ownership interest in J-Devices from 65.7% to 100% for a purchase price of $105.4 million.

The governance provisions applicable to J-Devices before we acquired our 100% interest restricted our ability, even with our majority ownership, to cause J-Devices to take certain actions without the consent of the other investors. Accordingly, prior to December 30, 2015, we accounted for our investment in J-Devices using the equity method of accounting. Upon

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the increase in our ownership interest to 100% on December 30, 2015, the governance restrictions lapsed and, accordingly, we changed our accounting for J-Devices to the consolidation method effective December 30, 2015.

During the three months ended June 30, 2016, we updated the purchase price allocation of J-Devices for a previously unrecognized tax provision liability at J-Devices of $11.6 million. See Note 1 and 17 for additional information.

The following table presents the initial purchase price allocation and subsequent adjustments:

	Initial Allocation	Adjustments	Revised Allocation
	(In thousands)
Fair value of consideration transferred:
Cash	$105,391	$—	$105,391
Fair value of our previously held equity interest in J-Devices	167,684	(7,597)	160,087
Total	$273,075	$(7,597)	$265,478

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$127,968	$—	$127,968
Accounts receivable	180,177	—	180,177
Inventory	42,502	—	42,502
Other current assets	2,363	—	2,363
Property, plant and equipment	230,319	—	230,319
Other assets	9,268	—	9,268
Short-term borrowings and current portion of long-term debt	(36,770)	—	(36,770)
Other current liabilities	(251,405)	—	(251,405)
Long-term debt	(18,885)	—	(18,885)
Pension obligations	(22,250)	—	(22,250)
Other non-current liabilities	(9,655)	(11,563)	(21,218)
Total identifiable net assets	253,632	(11,563)	242,069
Goodwill	19,443	3,966	23,409
Total	$273,075	$(7,597)	$265,478

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Share-Based Compensation Plans

The following table summarizes our share-based compensation expense attributable to stock options and restricted shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Share-based compensation expense	$821	$878	$1,626	$2,248

We recognized our share-based compensation costs primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2016:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	3,727	$6.49
Granted	340	5.04
Exercised	(14)	4.28
Forfeited or expired	(239)	6.91
Outstanding at June 30, 2016	3,814	$6.35	6.06	$2,743
Fully vested at June 30, 2016 and expected to vest thereafter	3,780	$6.35	6.04	$2,718
Exercisable at June 30, 2016	2,735	$6.74	5.15	$1,860

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (in years)	7.6	5.5	6.7	5.7
Risk-free interest rate	1.7%	1.8%	1.6%	1.8%
Volatility	56%	43%	49%	46%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$3.32	$2.83	$2.56	$3.48

Total unrecognized compensation expense from stock options was $2.6 million as of June 30, 2016, which is expected to be recognized over a weighted-average period of approximately 2.0 years beginning July 1, 2016.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the six months ended June 30, 2016:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Non-vested at December 31, 2015	385	$4.78
Awards granted	50	5.66
Awards vested	(165)	5.06
Awards forfeited	(3)	4.43
Non-vested at June 30, 2016	267	$4.77

Total unrecognized compensation cost from restricted shares was $1.0 million as of June 30, 2016, which is expected to be recognized over a weighted average period of approximately 0.8 years beginning July 1, 2016.

5.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest income	$(295)	$(690)	$(699)	$(1,673)
Foreign currency (gain) loss, net	759	(1,459)	4,382	(1,252)
Loss on debt retirement	—	9,349	—	9,560
Other (income) expense, net	(706)	90	(733)	157
Total other (income) expense, net	$(242)	$7,290	$2,950	$6,792

6.    Income Taxes

Our income tax expense of $5.2 million for the six months ended June 30, 2016 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits increased from $23.3 million at December 31, 2015, to $26.2 million as of June 30, 2016. Most of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and unvested restricted shares. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income attributable to Amkor	$4,713	$7,327	$3,838	$33,925
Income allocated to participating securities	—	(16)	—	(75)
Net income available to Amkor common stockholders	$4,713	$7,311	$3,838	$33,850

Weighted average shares outstanding — basic	237,090	236,840	237,058	236,774
Effect of dilutive securities:
Stock options and restricted share awards	344	481	239	592
Weighted average shares outstanding — diluted	237,434	237,321	237,297	237,366
Net income attributable to Amkor per common share:
Basic	$0.02	$0.03	$0.02	$0.14
Diluted	0.02	0.03	0.02	0.14

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Stock options and restricted share awards	2,005	1,718	2,025	1,594

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Equity and Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in equity attributable to both Amkor and the non-controlling interests:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2015	$1,200,286	$17,250	$1,217,536
Net income	3,838	1,123	4,961
Other comprehensive income	46,325	—	46,325
Issuance of stock through employee share-based compensation plans	60	—	60
Treasury stock acquired through surrender of shares for tax withholding	(238)	—	(238)
Share-based compensation	1,626	—	1,626
Subsidiary dividends paid to non-controlling interests	—	(270)	(270)
Equity at June 30, 2016	$1,251,897	$18,103	$1,270,000

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2014	$1,114,748	$14,701	$1,129,449
Net income	33,925	1,539	35,464
Other comprehensive loss	(3,953)	—	(3,953)
Issuance of stock through employee share-based compensation plans	656	—	656
Treasury stock acquired through surrender of shares for tax withholding	(427)	—	(427)
Share-based compensation	2,248	—	2,248
Equity at June 30, 2015	$1,147,197	$16,240	$1,163,437

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income before reclassifications	—	46,278	46,278
Amounts reclassified from accumulated other comprehensive loss	47	—	47
Other comprehensive income	47	46,278	46,325
Accumulated other comprehensive income (loss) at June 30, 2016	$(1,378)	$45,619	$44,241

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,433)	$(32,471)
Other comprehensive loss before reclassifications	—	(112)	(3,885)	(3,997)
Amounts reclassified from accumulated other comprehensive loss	44	—	—	44
Other comprehensive income (loss)	44	(112)	(3,885)	(3,953)
Accumulated other comprehensive loss at June 30, 2015	$(2,481)	$(625)	$(33,318)	$(36,424)

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

9.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2016, we sold accounts receivable totaling $131.1 million and $270.1 million, respectively, for a discount, plus fees, of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2015, we sold accounts receivable totaling $71.6 million and $152.9 million, respectively, for a discount, plus fees, of $0.4 million and $0.8 million, respectively.

10.    Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials and purchased components	$170,195	$163,024
Work-in-process	81,432	75,181
Total inventories	$251,627	$238,205

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Land	$245,116	$237,815
Land use rights	26,845	26,845
Buildings and improvements	1,033,875	1,010,201
Machinery and equipment	4,340,987	4,226,401
Software and computer equipment	204,683	197,266
Furniture, fixtures and other equipment	21,708	21,259
Construction in progress	434,891	352,607
Total property, plant and equipment	6,308,105	6,072,394
Less accumulated depreciation and amortization	(3,682,982)	(3,493,377)
Total property, plant and equipment, net	$2,625,123	$2,579,017

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Depreciation expense	$137,451	$123,730	$273,959	$247,851

As of June 30, 2016 and December 31, 2015, construction in progress reflects $363.9 million and $312.1 million, respectively, of costs for K5, including capitalized interest of $23.0 million and $18.7 million, respectively.

12.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Payroll and benefits	$121,421	$95,011
Deferred revenue and customer advances	55,916	49,243
Accrued settlement costs	34,127	32,987
Income taxes payable	21,899	21,448
Accrued severance plan obligations	14,979	14,306
Accrued interest	13,054	12,920
Other accrued expenses	39,362	38,297
Total accrued expenses	$300,758	$264,212

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2016	December 31, 2015
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$100,000	$100,000
Senior notes:
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	524,971	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$100 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2017 (2)	55,000	40,000
Term loan, LIBOR plus 2.60%, due May 2018	120,000	120,000
Term loan, LIBOR plus 2.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	150,000	150,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	80,000	80,000
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	64,000	40,000
J-Devices Corporation:
Short-term term loans, variable rate (4)	25,267	15,582
Short-term term loans, fixed rate at 0.50%	—	5,808
Term loans, TIBOR plus 1.00%, due November 2016	1,215	2,800
Term loans, fixed rate at 0.53%, due April 2018	29,485	31,465
Amkor Technology Taiwan Ltd:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (5)	20,000	10,000
	1,639,938	1,590,655
Less: Unamortized premium and deferred debt costs, net	(3,219)	(3,616)
Less: Short-term borrowings and current portion of long-term debt	(96,215)	(76,770)
Long-term debt (including related party)	$1,540,504	$1,510,269

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit of $25.0 million. Principal is payable at maturity. Interest is payable monthly in arrears, at LIBOR plus 1.25% to 1.75% (2.25% as of June 30, 2016). As of June 30, 2016, the borrowing base of our revolving credit facility is $176.0 million, which is adjusted based on the amount of our eligible accounts receivable. Additionally, we had $0.5 million of standby letters of credit outstanding. As of June 30, 2016, $75.5 million was available to be drawn.

(2)
In June 2012, we entered into a $41.0 million revolving credit facility. In March 2016, we increased the facility to $100.0 million. In June 2016, we amended the maturity date to June 2017. Principal is payable at maturity. Interest is due monthly in arrears, at a foreign currency funding-linked base rate plus 1.60% (3.03% as of June 30, 2016). As of June 30, 2016, $45.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million through November 2016 for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (2.53% as of June 30, 2016). At June 30, 2016, $86.0 million was available to be borrowed.

(4)
We entered into various short-term term loans which mature semi-annually. Interest is paid monthly, at TIBOR plus 0.30% to 0.38% (weighted average of 0.35% as of June 30, 2016). Principal is payable in monthly installments. As of June 30, 2016, $5.3 million was available to be drawn.

(5)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is due monthly, at TAIFX plus a bank determined spread (1.74% as of June 30, 2016). As of June 30, 2016, $19.0 million was available to be drawn.

Our foreign debt is collateralized by land, buildings and equipment in the respective location. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at June 30, 2016.

14.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$8,490	$1,209	$16,660	$2,428
Interest cost	924	760	1,828	1,526
Expected return on plan assets	(956)	(850)	(1,903)	(1,706)
Amortization of prior service cost	8	8	17	17
Recognized actuarial loss	23	25	47	46
Net periodic pension cost	$8,489	$1,152	$16,649	$2,311

As a result of the adoption of a defined benefit pension plan in Korea beginning on August 1, 2015, and the acquisition of J-Devices on December 30, 2015, our net periodic pension cost has increased from the prior period.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Defined contribution expense	$2,231	$2,230	$5,166	$5,124

Korean Severance Plan

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-sum severance payments on behalf of these eligible employees for service provided prior to August 1, 2015. Factors used to determine severance benefits include employees' length of service, seniority and rate of pay. The employees' length of service and seniority are fixed as of July 31, 2015. The employees' rate of pay is adjusted to the rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. The provision recorded for severance benefits for each of the three and six months ended June 30, 2016 was $0.9 million. The provision recorded for severance benefits for the three and six months ended June 30, 2015 was $9.7 million and $14.8 million, respectively. On August 1, 2015, our subsidiary in Korea began sponsoring a defined benefit pension plan and a defined contribution plan. For future service benefits, existing employees have the option of choosing either a defined benefit pension plan or a defined contribution plan and new employees will be enrolled in a defined contribution plan.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our recurring fair value measurements consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Cash equivalent money market funds (Level 1)	$129,072	$81,473
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$919,771	$921,752	$902,563	$921,384
Revolving credit facilities and term loans (Level 2)	702,696	714,967	664,085	665,655
Total debt	$1,622,467	$1,636,719	$1,566,648	$1,587,039

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans was calculated using a discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of June 30, 2016, we had $0.5 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17. Revision of Previously Reported Financial Information

In the second quarter of 2016, during our post-acquisition integration of J-Devices, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015.  During those periods we did not control J-Devices and, accordingly, we accounted for our investment in J-Devices using the equity method. As a result of the J-Devices error, our equity in earnings of J-Devices was overstated by the cumulative amount of $8.0 million. We believe that the error is not material to Amkor for the periods impacted and have elected to revise our previously issued consolidated financial statements. We have also recorded the impact of the revision in our purchase accounting for the acquisition of J-Devices on December 30, 2015 (Note 3).  Periods presented herein are based on the revised financial results.

The following table presents the effect of the aforementioned revisions on our Consolidated Balance Sheet as of December 31, 2015:

	December 31, 2015
	As Reported	Adjustments	As Revised
	(In thousands)
Goodwill	$19,443	$3,966	$23,409
Total assets	4,022,462	3,966	4,026,428
Other non-current liabilities	101,679	11,563	113,242
Total liabilities	2,797,329	11,563	2,808,892
Accumulated deficit	(460,150)	(7,597)	(467,747)
Total Amkor stockholders’ equity	1,207,883	(7,597)	1,200,286
Total equity	1,225,133	(7,597)	1,217,536
Total liabilities and equity	4,022,462	3,966	4,026,428

The following table presents the effect of the aforementioned revisions on our Consolidated Statements of Income for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Equity in earnings of J-Devices	$7,566	$(2,251)	$5,315	$13,804	$(4,434)	$9,370
Net income	10,201	(2,251)	7,950	39,898	(4,434)	35,464
Net income attributable to Amkor	9,578	(2,251)	7,327	38,359	(4,434)	33,925
Net income attributable to Amkor per common share:
Basic	$0.04	$(0.01)	$0.03	$0.16	$(0.02)	$0.14
Diluted	0.04	(0.01)	0.03	0.16	(0.02)	0.14

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables present the effect of the aforementioned revisions on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015, and the three months ended March 31, 2016:

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands)
Net income	$10,201	$(2,251)	$7,950	$39,898	$(4,434)	$35,464
Equity interest in J-Devices' other comprehensive loss, net of tax	(5,388)	143	(5,245)	(4,050)	165	(3,885)
Total other comprehensive loss	(5,356)	143	(5,213)	(4,118)	165	(3,953)
Comprehensive income	4,845	(2,108)	2,737	35,780	(4,269)	31,511
Comprehensive income attributable to Amkor	4,222	(2,108)	2,114	34,241	(4,269)	29,972

	For the Three Months Ended March 31, 2016
	As Reported	Adjustments	As Revised
	(In thousands)
Foreign currency translation	$19,864	$(541)	$19,323
Total other comprehensive income	19,888	(541)	19,347
Comprehensive income	19,483	(541)	18,942
Comprehensive income attributable to Amkor	19,013	(541)	18,472

The following table presents the effect of the aforementioned revisions on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015:

	For Six Months Ended June 30, 2015
	As Reported	Adjustments	As Revised
	(In thousands)
Net income	$39,898	$(4,434)	$35,464
Other operating activities and non-cash items	(14,179)	4,434	(9,745)

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

Our business is impacted by market conditions in the semiconductor industry, which is cyclical and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

Generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015 and the first half of 2016. During the second quarter, we began to see some recovery in the demand environment driven by the high-end Android smartphone market and, with the consolidation of J-Devices, solid gains in our automotive business. We believe market conditions will continue to improve in the second half of the year with the launch of mobile devices across multiple tiers of the smartphone market.

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

Financial Highlights

On December 30, 2015, we increased our ownership in J-Devices to 100%. As a result, our accounting for J-Devices changed from the equity method to the consolidation method. Our operating results for the three and six months ended June 30, 2016 include the fully consolidated results of J-Devices, whereas the comparable periods in 2015 include only our equity in earnings of J-Devices.

In April 2016, our Kumamoto factory was damaged by earthquakes in Japan. Production has been restored at Kumamoto and our sales in the second quarter were reduced by approximately $15 million due to the temporary disruption in operations. We incurred $13.3 million of earthquake related costs in the second quarter for damaged inventory, buildings and equipment. Taking into account estimated insurance payments of ¥3 billion, approximately $30 million, anticipated to be received later this year, we expect the net impact on our full year 2016 results to be minimal.

Our net sales increased $180.6 million or 24.5% to $917.3 million for the three months ended June 30, 2016 from $736.7 million for the three months ended June 30, 2015. The increase was attributable to the consolidation of J-Devices. J-Devices contributed $205.6 million of net sales in the current quarter. Excluding J-Devices, net sales would have been down by $25.0 million for the three months ended June 30, 2016 compared to the same period in 2015 due to soft economic conditions and general weakness in the mobile communications market.

Gross profit for the three months ended June 30, 2016 increased $16.5 million over the three months ended June 30, 2015. J-Devices contributed $10.5 million in gross profit in the three months ended June 30, 2016. The remainder of the increase was primarily due to favorable foreign currency exchange rate movements as well as a reduction in depreciation expense.

Our capital expenditures totaled $356.0 million for the six months ended June 30, 2016, compared to $194.4 million for the six months ended June 30, 2015. We spent $152.7 million for construction of our K5 facility in Korea during the period, and the balance of our capital expenditures was primarily focused on investments in advanced packaging and test equipment.

Net cash provided by operating activities was $273.2 million for the six months ended June 30, 2016, compared to $228.3 million for the six months ended June 30, 2015. J-Devices contributed $40.3 million of operating cash flow for the six months ended June 30, 2016. Excluding J-Devices, our operating cash flow increased in 2016 primarily due to interest savings associated with the June 2015 repayment of debt with proceeds from the issuance of lower cost debt, partially offset by lower gross profit. In addition, in 2015, we paid a premium to retire debt.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	37.7%	37.2%	37.6%	36.9%
Labor	16.0%	15.7%	16.1%	14.9%
Other manufacturing costs	32.0%	31.5%	32.1%	31.3%
Gross margin	14.3%	15.6%	14.2%	16.9%
Operating income	3.3%	5.2%	2.9%	6.3%
Net income attributable to Amkor (1)	0.5%	1.0%	0.2%	2.3%

(1)
In the second quarter of 2016, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015. We have revised our previously issued consolidated financial statements to correct our equity in earnings for J-Devices during the impacted periods. Please see Note 1 and Note 17 for additional information.

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Net sales	$917,326	$736,722	$180,604	24.5%	$1,786,008	$1,479,597	$306,411	20.7%

The increase in net sales for the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015, was attributable to the consolidation of J-Devices. J-Devices contributed $205.6 million and $422.6 million of net sales for the three and six months ended June 30, 2016, respectively. The recent earthquakes in Japan negatively impacted J-Devices net sales. Excluding J-Devices, net sales would have been down for the three and six months ended June 30, 2016, primarily due to soft economic conditions as well as general weakness in the mobile communications market. The decrease was partially offset by higher sales in the automotive market, which was driven by increased market share with existing customers and higher demand resulting from increasing semiconductor content in vehicles.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Gross profit	$131,606	$115,098	$16,508	$254,490	$250,045	$4,445
Gross margin	14.3%	15.6%	(1.3)%	14.2%	16.9%	(2.7)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross profit for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015. J-Devices contributed $10.5 million and $39.5 million in gross profit in the three and six months ended June 30, 2016, respectively.

Gross margin decreased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Incremental costs due to the recent earthquakes in Japan negatively impacted gross margin by 1.5% and 0.8% for the three and six months ended June 30, 2016, respectively.

Excluding J-Devices, gross margin would have increased for the three months ended June 30, 2016, primarily due to favorable foreign currency exchange rates for our costs denominated in foreign currencies as well as a reduction in depreciation expense. For the six months ended June 30, 2016, excluding J-Devices, gross margin would also have decreased primarily due to lower net sales driven by soft economic conditions as well as general weakness in the mobile communications market. The decline was partially offset by favorable foreign currency rates for our costs denominated in foreign currencies as well as a reduction in depreciation expense.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Selling, general and administrative	$70,896	$56,435	$14,461	25.6%	$144,531	$119,377	$25,154	21.1%

Selling, general and administrative expenses for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015. J-Devices accounted for $14.2 million and $28.4 million in selling, general and administrative expenses for the three and six months ended June 30, 2016, respectively. Excluding J-Devices, selling, general and administrative expenses for the three months ended June 30, 2016 would also have increased primarily due to higher employee incentive compensation costs, partially offset by general cost savings. Excluding J-Devices, selling, general and administrative expenses would have decreased for the six months ended June 30, 2016 due to general cost savings, partially offset by higher employee incentive compensation costs.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Research and development	$30,168	$20,020	$10,148	50.7%	$57,323	$38,046	$19,277	50.7%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of goods sold, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses increased in the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015. J-Devices added $5.0 million and $8.6 million in research and development expenses for the three and six months ended June 30, 2016, respectively. Excluding J-Devices, research and development expenses would also have increased due to an increase in development activities and the related investment in equipment, as well as employee compensation costs. The increase was partially offset by the reduction in costs for projects that moved into production.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Interest expense, including related party	$22,058	$24,087	$(2,029)	(8.4)%	$39,492	$49,106	$(9,614)	(19.6)%
Foreign currency (gain) loss, net	759	(1,459)	$2,218	>(100)%	4,382	(1,252)	$5,634	>(100)%
Other (income) expense, net	(1,001)	8,749	(9,750)	>(100)%	(1,432)	8,044	(9,476)	>(100)%
Total other expense, net	$21,816	$31,377	$(9,561)	(30.5)%	$42,442	$55,898	$(13,456)	(24.1)%

Interest expense decreased for the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015. The decrease was driven by the repayment in full of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt in June 2015. The early repayment of the Senior Notes resulted in a loss on debt retirement of $8.9 million included in other (income) expense, net for the three and six months ended June 30, 2015. For the three months ended March 31, 2016, we capitalized a portion of the interest on our outstanding debt in the amount of $4.4 million, in connection with the construction of K5. With the completion of construction of K5, we are no longer capitalizing interest on the project. For the three and six months ended June 30, 2015, we capitalized interest in the amount of $2.1 million and $4.3 million, respectively.

For the three and six months ended June 30, 2016, foreign currency (gain) loss, net was a loss as compared with a gain in the prior year periods. The change primarily resulted from the consolidation of J-Devices, as well as unfavorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Income tax expense	$3,360	$4,631	$(1,271)	$5,233	$10,630	$(5,397)

Generally, our annual effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions in the Asia Pacific region, where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Foreign withholding taxes and minimum taxes generally cause our effective tax rate to increase. The decrease in our income tax expense for the six months ended June 30, 2016 is primarily attributable to a decrease in profit before tax.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of June 30, 2016, we had cash and cash equivalents of $499.3 million. Included in our cash balance as of June 30, 2016, is $366.8 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, in some cases we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes due to the availability of tax loss carryovers and foreign tax credits. In addition to dividends from our foreign subsidiaries, we have other options available to access cash held offshore by our foreign subsidiaries, including the settlement of intercompany debt facilities.

As of June 30, 2016, we had availability of $75.5 million under our $200.0 million first lien senior secured revolving credit facility. Our foreign subsidiaries had $64.0 million available to be drawn under secured revolving credit facilities and $91.3 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of June 30, 2016 we had $1,636.7 million of debt. Our scheduled principal repayments on debt include $33.8 million due in 2016, $69.7 million due in 2017, $127.4 million due in 2018, $250.0 million due in 2019, $234.0 million due in 2020 and $925.0 million due thereafter. We were in compliance with all of our debt covenants at June 30, 2016, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the six months ended June 30, 2016 and 2015, we sold accounts receivable totaling $270.1 million and $152.9 million, respectively, for a discount, plus fees, of $0.9 million and $0.8 million, respectively. At June 30, 2016 and December 31, 2015, there were outstanding receivables of $133.7 million and $141.9 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of June 30, 2016, the severance liability was $140.7 million. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of June 30, 2016, we owe $96.9 million to Tessera.

In April 2016, our Kumamoto factory was damaged by the earthquakes in Japan. Production has been restored at Kumamoto, and our sales in the second quarter were reduced by approximately $15 million due to the temporary disruption in operations. We incurred $13.3 million of earthquake related costs in the second quarter for damaged inventory, buildings and equipment.

Taking into account estimated insurance payments of ¥3 billion, approximately $30 million, anticipated to be received later this year, we expect the net impact on our liquidity to be minimal.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2016, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. We expect that our 2016 capital expenditures will be approximately $650 million, including approximately $170 million of spending on our new K5 factory in Korea. During the six months ended June 30, 2016, our capital expenditures totaled $356.0 million, including $152.7 million for K5. Ultimately, the amount of our 2016 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015, were as follows:

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating activities	$273,199	$228,281
Investing activities	(356,355)	(196,159)
Financing activities	40,522	(39,771)

Operating activities:   Our cash flows provided by operating activities for the six months ended June 30, 2016, increased by $44.9 million compared to the six months ended June 30, 2015. J-Devices contributed $40.3 million of operating cash flow for the six months ended June 30, 2016. Excluding J-Devices, our operating cash flow increased in 2016 primarily due to interest savings associated with the June 2015 repayment of our 7.375% Senior Notes due May 2018 with proceeds from the issuance of lower cost debt, partially offset by lower gross profit. In addition, in 2015, we paid a premium to retire debt.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which increased compared to the prior year primarily due to payments for the construction of K5 and capital expenditures at J-Devices, our newly consolidated subsidiary. The net cash used in investing activities for the six months ended June 30, 2015, included a payment for an incremental investment in J-Devices, partially offset by the receipt of the final payment for the sale of our subsidiary to J-Devices.

Financing activities:   The net cash provided by financing activities for the six months ended June 30, 2016, was driven by net borrowings at our subsidiaries in Korea, Taiwan and Japan. The net cash used in financing activities for the six months ended June 30, 2015 primarily resulted from the repayment of our 7.375% Senior Notes due May 2018 and other borrowings, partially offset by new borrowings.

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

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$273,199	$228,281
Payments for property, plant and equipment	(355,974)	(194,360)
Free cash flow	$(82,775)	$33,921

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2016 - Remaining	2017	2018	2019	2020	Thereafter
	(In thousands)
Total debt	$1,639,938	$33,848	$69,733	$127,386	$250,000	$234,000	$924,971
Scheduled interest payment obligations (1)	412,371	39,980	78,977	75,677	74,065	63,484	80,188
Purchase obligations (2)	107,850	93,462	2,925	5,205	1,601	1,215	3,442
Operating lease obligations	66,386	11,826	18,019	10,208	8,763	5,203	12,367
Severance obligations (3)	140,719	7,490	13,430	12,090	10,876	9,788	87,045
Settlement payments (4)	96,875	19,375	38,750	38,750	—	—	—
Total contractual obligations	$2,464,139	$205,981	$221,834	$269,316	$345,305	$313,690	$1,108,013

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2016, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at June 30, 2016.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At June 30, 2016, the total obligation is $96.9 million of which $34.1 million is a current liability, $55.8 million is a non-current liability and $7.0 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at June 30, 2016, include:

•	$49.7 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$22.2 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended June 30, 2016, there have been no significant changes in our critical accounting policies as reported in our 2015 Annual Report on Form 10-K.

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

Foreign Currency Risk

In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. The U.S. dollar is our reporting and functional currency and the functional currency for our subsidiaries, except for J-Devices, where the Japanese Yen is the functional currency.

We have foreign currency exchange rate risk associated with the re-measurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies as of June 30, 2016, our income before taxes would have been approximately $26 million lower, due to the re-measurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2016, approximately 72% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the six months ended June 30, 2016, approximately 49% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement in our currency exposures, our operating income for the six months ended June 30, 2016 would have been approximately $42 million lower due to this exposure.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the six months ended June 30, 2016 and 2015, was a net foreign translation gain of $46.3 million and $4.4 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2016:

	2016 - Remaining	2017	2018	2019	2020	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$7,366	$14,733	$7,386	$—	$—	$924,971	$954,456	$956,892
Average interest rate	0.5%	0.5%	0.5%	—%	—%	6.5%	6.3%
Variable rate debt	$26,482	$55,000	$120,000	$250,000	$234,000	$—	$685,482	$665,575
Average interest rate	0.4%	3.0%	3.2%	2.9%	3.0%	—%	2.9%
Total debt	$33,848	$69,733	$127,386	$250,000	$234,000	$924,971	$1,639,938	$1,622,467

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, and concluded those disclosure controls and procedures were effective as of that date.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
our ability to achieve our major growth objectives, including: transitioning second-wave customers to advanced packages; expanding our sales to customers in Greater China and, in particular, the mid-level and entry-level tiers of the mobile device market; and increasing our share of the automotive market;

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

•
international events, such as the United Kingdom's vote to leave the European Union, political instability, civil disturbances or environmental or natural events, such as earthquakes like the recent ones in Japan, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	costs of acquisitions and divestitures and difficulties integrating acquisitions;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate new end markets or expand our business in existing end markets;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive and

•	restructuring charges, asset write-offs and impairments.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2016, our total debt balance was $1,636.7 million, of which $96.2 million was classified as a current liability and $579.7 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the six months ended June 30, 2016, we had capital expenditures of $356.0 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2016 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $140.7 million as of June 30, 2016. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

We assess our internal controls and systems on an ongoing basis, and from time-to-time, we update and make modifications to our global enterprise resource planning system. We have implemented several significant enterprise resource planning modules and expect to implement additional enterprise resource planning modules in the future. In addition, we have implemented new shop floor management systems in certain of our factories and integrated the acquired operations of Amkor Technology Malaysia Sdn. Bhd. into our overall internal control over financial reporting. In December 2015, we acquired the operations of J-Devices, and we are integrating those operations into our overall internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2016 capital expenditures will be approximately $650 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

Our corporate structure and operations are based, in part, on interpretations of various U.S. and foreign tax laws, including tax withholding requirements, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for our tax holidays. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities' determinations to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.

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

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in the People's Republic of China, or the PRC, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. For example, STATS ChipPAC was acquired in 2015 by Jiangsu Electronics Technology Co., Ltd., a local PRC company. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, in 2016, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd. announced their intention to become sister companies under a new joint holding company.

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

For example, in April 2016, our Kumamoto factory was damaged by earthquakes in Japan. While production has been restored at Kumamoto, our sales in the second quarter were reduced by approximately $15 million due to the temporary disruption in operations. We incurred $13.3 million of earthquake related costs in the second quarter for damaged inventory, buildings and equipment. There can be no assurance that the actual final costs and financial impact will be consistent with our current expectations, and additional repair costs and capital expenditures or shortfalls in insurance payments could result in a more significant impact on our results of operations and cash flows.

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

As of June 30, 2016, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	20,980	5.66	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	20,980	$5.66	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2016, we made no common stock purchases, and at June 30, 2016, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

The consolidated financial statements of J-Devices Corporation (restated to correct an error as discussed in Note 17 to the Consolidated Financial Statements in Part 1, Item 1, of this Quarterly Report on Form 10-Q) for the years ended December 31, 2015 (audited), 2014 (audited), 2013 (unaudited), are included in this Quarterly Report on Form 10-Q as Exhibit 99.1.

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Joanne Solomon
Joanne Solomon
Executive Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: August 8, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 2 to Amended and Restated 2007 Equity Incentive Plan.*
23.1	Consent of PricewaterhouseCoopers Aarata
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
99.1
Consolidated Financial Statements of J-Devices Corporation (updated to correct an error as discussed in Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.