Form 10-Q
period 2016-09-30
AMKOR TECHNOLOGY, INC.
filed 2016-11-04
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 28, 2016 was 237,694,980.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2016 including expenditures in support of advanced packaging and test equipment and expenditures related to our K5 factory and research and development facility in Korea ("K5"), (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning (“ERP”) system, (15) our efforts to enlarge our customer base in certain geographic areas and markets, (16) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market and (17) our expected forfeiture rate for outstanding stock options and restricted shares, (18) our expected rate of return for pension plan assets, (19) the impact of the recent earthquakes in Kumamoto, Japan, (20) the sale of our K1 factory in Korea and the anticipated gain from the transaction, and our plan to consolidate our factory operations in Korea and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net sales	$1,086,014	$734,362	$2,872,022	$2,213,959
Cost of sales	872,214	607,762	2,403,732	1,837,314
Gross profit	213,800	126,600	468,290	376,645
Selling, general and administrative	72,363	54,232	216,894	173,609
Research and development	26,822	21,073	84,145	59,119
Total operating expenses	99,185	75,305	301,039	232,728
Operating income	114,615	51,295	167,251	143,917
Interest expense	21,488	17,695	58,496	64,317
Interest expense, related party	1,243	1,243	3,727	3,727
Other (income) expense, net	6,657	(11,576)	9,607	(4,784)
Total other expense, net	29,388	7,362	71,830	63,260
Income before taxes and equity in earnings of unconsolidated affiliate	85,227	43,933	95,421	80,657
Income tax expense	24,086	16,568	29,319	27,198
Income before equity in earnings of unconsolidated affiliate	61,141	27,365	66,102	53,459
Equity in earnings of J-Devices	—	1,217	—	10,587
Net income	61,141	28,582	66,102	64,046
Net income attributable to non-controlling interests	(1,052)	(847)	(2,175)	(2,386)
Net income attributable to Amkor	$60,089	$27,735	$63,927	$61,660
Net income attributable to Amkor per common share:
Basic	$0.25	$0.12	$0.27	$0.26
Diluted	$0.25	$0.12	$0.27	$0.26
Shares used in computing per common share amounts:
Basic	237,353	236,888	237,157	236,813
Diluted	238,192	236,974	237,586	237,168

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$61,141	$28,582	$66,102	$64,046
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	24	22	71	66
Foreign currency translation	5,883	10	52,161	(102)
Equity interest in J-Devices' other comprehensive income, net of tax	—	4,394	—	509
Total other comprehensive income (loss)	5,907	4,426	52,232	473
Comprehensive income	67,048	33,008	118,334	64,519
Comprehensive income attributable to non-controlling interests	(1,052)	(847)	(2,175)	(2,386)
Comprehensive income attributable to Amkor	$65,996	$32,161	$116,159	$62,133

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$549,836	$523,172
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	630,984	526,143
Inventories	272,589	238,205
Other current assets	31,637	27,960
Total current assets	1,487,046	1,317,480
Property, plant and equipment, net	2,619,469	2,579,017
Goodwill	27,908	23,409
Restricted cash	4,209	2,176
Other assets	102,482	104,346
Total assets	$4,241,114	$4,026,428
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$30,834	$76,770
Trade accounts payable	517,745	434,222
Capital expenditures payable	179,768	242,980
Accrued expenses	346,613	264,212
Total current liabilities	1,074,960	1,018,184
Long-term debt	1,473,214	1,435,269
Long-term debt, related party	75,000	75,000
Pension and severance obligations	191,615	167,197
Other non-current liabilities	86,265	113,242
Total liabilities	2,901,054	2,808,892
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 283,483 and 282,724 shares issued, and 237,695 and 237,005 shares outstanding, in 2016 and 2015, respectively	283	283
Additional paid-in capital	1,888,641	1,883,592
Accumulated deficit	(403,820)	(467,747)
Accumulated other comprehensive income (loss)	50,148	(2,084)
Treasury stock, at cost, 45,788 and 45,719 shares in 2016 and 2015, respectively	(214,204)	(213,758)
Total Amkor stockholders’ equity	1,321,048	1,200,286
Non-controlling interests in subsidiaries	19,012	17,250
Total equity	1,340,060	1,217,536
Total liabilities and equity	$4,241,114	$4,026,428

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$66,102	$64,046
Depreciation and amortization	416,517	371,968
Loss on debt retirement	—	9,560
Other operating activities and non-cash items	(4,382)	(9,879)
Changes in assets and liabilities	13,379	(5,299)
Net cash provided by operating activities	491,616	430,396
Cash flows from investing activities:
Payments for property, plant and equipment	(481,670)	(352,644)
Proceeds from sale of property, plant and equipment	13,687	5,212
Cash received on sale of subsidiary to J-Devices, net	—	8,355
Investment in J-Devices	—	(12,908)
Other investing activities	(2,176)	(869)
Net cash used in investing activities	(470,159)	(352,854)
Cash flows from financing activities:
Borrowings under revolving credit facilities	115,000	180,000
Payments under revolving credit facilities	(155,000)	(100,000)
Borrowings under short-term debt	27,594	—
Payments of short-term debt	(36,211)	—
Proceeds from issuance of long-term debt	45,000	360,000
Payments of long-term debt	(12,955)	(530,000)
Payments for debt issuance costs	(156)	—
Payments for the retirement of debt	—	(7,030)
Payments for capital lease obligations	(1,691)	—
Proceeds from the issuance of stock through share-based compensation plans	2,600	657
Payments of tax withholding for restricted shares	(446)	(548)
Payments of subsidiary dividends to non-controlling interests	(413)	(123)
Net cash used in financing activities	(16,678)	(97,044)
Effect of exchange rate fluctuations on cash and cash equivalents	21,885	—
Net increase (decrease) in cash and cash equivalents	26,664	(19,502)
Cash and cash equivalents, beginning of period	523,172	449,946
Cash and cash equivalents, end of period	$549,836	$430,444
Non cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$179,768	$221,281
Equipment acquired through capital lease	$4,908	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2015, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the SEC on February 22, 2016. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 involves several aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. We adopted ASU 2016-09 on July 1, 2016. The adoption of ASU 2016-09 did not have a significant impact on our financial statements or disclosure.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017 and is applied retrospectively. Early adoption is permitted. We adopted ASU 2016-15 at September 30, 2016. The guidance was applied retrospectively and the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 was adjusted to reclassify $7.0 million of payments for debt retirement from operating activities to financing activities.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for reporting periods beginning after December 15, 2017 using a modified

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Share-Based Compensation Plans

The following table summarizes our share-based compensation expense attributable to stock options and restricted shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Share-based compensation expense	$824	$816	$2,449	$3,063

We recognized our share-based compensation costs primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2016:

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	3,727	$6.49
Granted	415	5.73
Exercised	(533)	4.88
Forfeited or expired	(274)	6.63
Outstanding at September 30, 2016	3,335	$6.65	6.06	$11,051
Fully vested at September 30, 2016 and expected to vest thereafter	3,304	$6.65	6.03	$10,938
Exercisable at September 30, 2016	2,337	$7.05	5.06	$7,020

The following assumptions were used to calculate the weighted average fair values of the options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life (in years)	5.9	6.0	6.5	5.8
Risk-free interest rate	1.4%	1.8%	1.5%	1.8%
Volatility	43%	44%	48%	45%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$3.78	$2.33	$2.78	$3.20

Total unrecognized compensation expense from stock options was $2.4 million as of September 30, 2016, which is expected to be recognized over a weighted-average period of approximately 2.0 years beginning October 1, 2016.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Shares

The following table summarizes our restricted share activity for the nine months ended September 30, 2016:

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value (Per share)
Non-vested at December 31, 2015	385	$4.78
Awards granted	50	5.66
Awards vested	(226)	4.91
Awards forfeited	(5)	4.43
Non-vested at September 30, 2016	204	$4.86

Total unrecognized compensation cost from restricted shares was $0.7 million as of September 30, 2016, which is expected to be recognized over a weighted average period of approximately 0.6 years beginning October 1, 2016.

5.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest income	$(334)	$(523)	$(1,033)	$(2,196)
Foreign currency (gain) loss, net	7,124	(8,499)	11,506	(9,751)
Loss on debt retirement	—	—	—	9,560
Other (income) expense, net	(133)	(2,554)	(866)	(2,397)
Total other (income) expense, net	$6,657	$(11,576)	$9,607	$(4,784)

6.    Income Taxes

Our income tax expense of $29.3 million for the nine months ended September 30, 2016 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits increased from $23.3 million at December 31, 2015, to $24.7 million as of September 30, 2016. Most of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

7.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding is reduced for treasury stock.

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and unvested restricted shares. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income attributable to Amkor	$60,089	$27,735	$63,927	$61,660
Income allocated to participating securities	—	—	—	(94)
Net income available to Amkor common stockholders	$60,089	$27,735	$63,927	$61,566

Weighted average shares outstanding — basic	237,353	236,888	237,157	236,813
Effect of dilutive securities:
Stock options and restricted share awards	839	86	429	355
Weighted average shares outstanding — diluted	238,192	236,974	237,586	237,168
Net income attributable to Amkor per common share:
Basic	$0.25	$0.12	$0.27	$0.26
Diluted	0.25	0.12	0.27	0.26

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Stock options and restricted share awards	1,284	3,477	2,020	1,861

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Equity and Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in equity attributable to both Amkor and the non-controlling interests:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2015	$1,200,286	$17,250	$1,217,536
Net income	63,927	2,175	66,102
Other comprehensive income	52,232	—	52,232
Issuance of stock through employee share-based compensation plans	2,600	—	2,600
Treasury stock acquired through surrender of shares for tax withholding	(446)	—	(446)
Share-based compensation	2,449	—	2,449
Subsidiary dividends paid to non-controlling interests	—	(413)	(413)
Equity at September 30, 2016	$1,321,048	$19,012	$1,340,060

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2014	$1,114,748	$14,701	$1,129,449
Net income	61,660	2,386	64,046
Other comprehensive income	473	—	473
Issuance of stock through employee share-based compensation plans	657	—	657
Treasury stock acquired through surrender of shares for tax withholding	(548)	—	(548)
Share-based compensation	3,063	—	3,063
Subsidiary dividends paid to non-controlling interest	—	(123)	(123)
Equity at September 30, 2015	$1,180,053	$16,964	$1,197,017

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income before reclassifications	—	52,161	52,161
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Other comprehensive income	71	52,161	52,232
Accumulated other comprehensive income (loss) at September 30, 2016	$(1,354)	$51,502	$50,148

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive loss at December 31, 2014	$(2,525)	$(513)	$(29,433)	$(32,471)
Other comprehensive loss before reclassifications	—	(102)	509	407
Amounts reclassified from accumulated other comprehensive loss	66	—	—	66
Other comprehensive income (loss)	66	(102)	509	473
Accumulated other comprehensive loss at September 30, 2015	$(2,459)	$(615)	$(28,924)	$(31,998)

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

9.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2016, we sold accounts receivable totaling $161.6 million and $431.8 million, respectively, for a discount, plus fees, of $0.8 million and $1.7 million, respectively. For the three and nine months ended September 30, 2015, we sold accounts receivable totaling $82.4 million and $235.3 million, respectively, for a discount, plus fees, of $0.3 million and $1.1 million, respectively.

10.    Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials and purchased components	$176,833	$163,024
Work-in-process	95,756	75,181
Total inventories	$272,589	$238,205

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Land	$245,828	$237,815
Land use rights	26,845	26,845
Buildings and improvements	1,069,448	1,010,201
Machinery and equipment	4,428,531	4,226,401
Software and computer equipment	207,965	197,266
Furniture, fixtures and other equipment	21,875	21,259
Construction in progress	404,507	352,607
Total property, plant and equipment	6,404,999	6,072,394
Less accumulated depreciation and amortization	(3,785,530)	(3,493,377)
Total property, plant and equipment, net	$2,619,469	$2,579,017

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Depreciation expense	$140,728	$122,812	$414,687	$370,663

As of September 30, 2016 and December 31, 2015, construction in progress reflects $365.8 million and $312.1 million, respectively, of costs for K5, including capitalized interest of $23.0 million and $18.7 million, respectively.

As part of our plan to consolidate factory operations in Korea, we entered into an agreement in November 2016 to sell the land and buildings comprising our K1 factory for a purchase price of ₩162.1 billion (approximately $142 million).  We received 10% of the purchase price at signing and the balance is due at closing. The transaction is expected to close during the second quarter of 2017 at which time we expect to recognize a pre-tax gain of approximately $100 million.

12.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Payroll and benefits	$131,523	$95,011
Deferred revenue and customer advances	61,727	49,243
Accrued settlement costs	34,725	32,987
Income taxes payable	31,315	21,448
Accrued interest	28,114	12,920
Accrued severance plan obligations	16,893	14,306
Other accrued expenses	42,316	38,297
Total accrued expenses	$346,613	$264,212

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2016	December 31, 2015
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$100,000	$100,000
Senior notes:
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	524,971	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$100 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2017 (2)	—	40,000
Term loan, LIBOR plus 2.60%, due May 2018	120,000	120,000
Term loan, LIBOR plus 2.70%, due December 2019	70,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	150,000	150,000
Term loan, foreign currency funding-linked base rate plus 1.35%, due May 2020	80,000	80,000
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	75,000	40,000
J-Devices Corporation:
Short-term term loans, variable rate (4)	15,343	15,582
Short-term term loans, fixed rate at 0.50%	—	5,808
Term loans, TIBOR plus 1.00%, due November 2016	494	2,800
Term loans, fixed rate at 0.53%, due April 2018	26,264	31,465
Amkor Technology Taiwan Ltd:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (5)	20,000	10,000
	1,582,072	1,590,655
Less: Unamortized premium and deferred debt costs, net	(3,024)	(3,616)
Less: Short-term borrowings and current portion of long-term debt	(30,834)	(76,770)
Long-term debt (including related party)	$1,548,214	$1,510,269

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit of $25.0 million. Principal is payable at maturity. Interest is payable monthly in arrears, at LIBOR plus 1.25% to 1.75% (2.38% as of September 30, 2016). As of September 30, 2016, the borrowing base of our revolving credit facility is $200.0 million, which is adjusted based on the amount of our eligible accounts receivable. Additionally, we had $0.5 million of standby letters of credit outstanding. As of September 30, 2016, $99.5 million was available to be drawn. In October 2016, we repaid $40.0 million of the outstanding balance.

(2)
In June 2012, we entered into a $41.0 million revolving credit facility. In March 2016, we increased the facility to $100.0 million. In June 2016, we amended the maturity date to June 2017. Principal is payable at maturity. Interest is due monthly in arrears, at a foreign currency funding-linked base rate plus 1.60% (3.17% as of September 30, 2016). As of September 30, 2016, $100.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million through November 2016 for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (2.63% as of September 30, 2016). At September 30, 2016, $75.0 million was available to be borrowed.

(4)
We entered into various short-term term loans which mature semi-annually. Interest is paid monthly, at TIBOR plus 0.30% to 0.38% (weighted average of 0.36% as of September 30, 2016). Principal is payable in monthly installments. As of September 30, 2016, $2.5 million was available to be drawn.

(5)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is due monthly, at TAIFX plus a bank determined spread (2.01% as of September 30, 2016). As of September 30, 2016, $19.0 million was available to be drawn.

Our foreign debt is collateralized by land, buildings and equipment in the respective location. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at September 30, 2016.

14.    Pension and Severance Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$9,024	$4,177	$25,684	$6,605
Interest cost	925	725	2,753	2,251
Expected return on plan assets	(961)	(817)	(2,864)	(2,523)
Amortization of prior service cost	9	8	26	25
Recognized actuarial loss	24	23	71	69
Net periodic pension cost	$9,021	$4,116	$25,670	$6,427

As a result of the adoption of a defined benefit pension plan in Korea beginning on August 1, 2015, and the acquisition of J-Devices on December 30, 2015, our net periodic pension cost has increased from the prior period.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Defined contribution expense	$1,939	$1,810	$7,106	$6,934

Korean Severance Plan

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-sum severance payments on behalf of these eligible employees for service provided prior to August 1, 2015. Factors used to determine severance benefits include employees' length of service, seniority and rate of pay. The employees' length of service and seniority are fixed as of July 31, 2015. The employees' rate of pay is adjusted to the rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. The provision recorded for severance benefits for the three and nine months ended September 30, 2016 was $6.1 million and $7.0 million, respectively. The provision recorded for severance benefits for the three and nine months ended September 30, 2015 was $5.9 million and $20.7 million, respectively. On August 1, 2015, our subsidiary in Korea began sponsoring a defined benefit pension plan and a defined contribution plan. Existing employees at that time were given the option of choosing either a defined benefit pension plan or a defined contribution plan for their future benefits and new employees since that date are enrolled in a defined contribution plan.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our recurring fair value measurements consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Cash equivalent money market funds (Level 1)	$101,200	$81,473
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$952,707	$921,947	$902,563	$921,384
Revolving credit facilities and term loans (Level 2)	651,908	657,101	664,085	665,655
Total debt	$1,604,615	$1,579,048	$1,566,648	$1,587,039

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans was calculated using a discounted cash flow analysis, which utilized market based assumptions including forward interest rates adjusted for credit risk.

16.    Commitments and Contingencies

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of September 30, 2016, we had $0.5 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

The following table presents the effect of the aforementioned revisions on our Consolidated Statements of Income for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Equity in earnings of J-Devices	$1,656	$(439)	$1,217	$15,460	$(4,873)	$10,587
Net income	29,021	(439)	28,582	68,919	(4,873)	64,046
Net income attributable to Amkor	28,174	(439)	27,735	66,533	(4,873)	61,660
Net income attributable to Amkor per common share:
Basic	$0.12	$—	$0.12	$0.28	$(0.02)	$0.26
Diluted	0.12	—	0.12	0.28	(0.02)	0.26

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables present the effect of the aforementioned revisions on our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, and the three months ended March 31, 2016:

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands)
Net income	$29,021	$(439)	$28,582	$68,919	$(4,873)	$64,046
Equity interest in J-Devices' other comprehensive loss, net of tax	4,587	(193)	4,394	537	(28)	509
Total other comprehensive loss	4,619	(193)	4,426	501	(28)	473
Comprehensive income	33,640	(632)	33,008	69,420	(4,901)	64,519
Comprehensive income attributable to Amkor	32,793	(632)	32,161	67,034	(4,901)	62,133

	For the Three Months Ended March 31, 2016
	As Reported	Adjustments	As Revised
	(In thousands)
Foreign currency translation	$19,864	$(541)	$19,323
Total other comprehensive income	19,888	(541)	19,347
Comprehensive income	19,483	(541)	18,942
Comprehensive income attributable to Amkor	19,013	(541)	18,472

The following table presents the effect of the aforementioned revisions on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Revised
	(In thousands)
Net income	$68,919	$(4,873)	$64,046
Other operating activities and non-cash items	(14,752)	4,873	(9,879)

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

Financial Highlights

On December 30, 2015, we increased our ownership in J-Devices to 100%. As a result, our accounting for J-Devices changed from the equity method to the consolidation method. Our operating results for the three and nine months ended September 30, 2016 include the fully consolidated results of J-Devices, whereas the comparable periods in 2015 include only our equity in earnings of J-Devices.

Our net sales increased $351.7 million or 47.9% to $1,086.0 million for the three months ended September 30, 2016 from $734.4 million for the three months ended September 30, 2015. The increase was primarily attributable to the consolidation of J-Devices. J-Devices contributed $257.1 million of net sales in the current quarter. Excluding J-Devices, net sales would have increased by $94.5 million for the three months ended September 30, 2016 compared to the same period in 2015 due to higher sales in the mobile communications market.

Gross profit for the three months ended September 30, 2016 increased $87.2 million over the three months ended September 30, 2015. J-Devices contributed $41.7 million in gross profit in the three months ended September 30, 2016. The remainder of the increase was primarily due to higher net sales.

Our capital expenditures totaled $481.7 million for the nine months ended September 30, 2016, compared to $352.6 million for the nine months ended September 30, 2015. We spent $161.0 million for construction of our K5 facility in Korea during the period, and the balance of our capital expenditures was primarily focused on investments in advanced packaging and test equipment.

Net cash provided by operating activities was $491.6 million for the nine months ended September 30, 2016, compared to $430.4 million for the nine months ended September 30, 2015. J-Devices contributed $85.5 million of operating cash flow for the nine months ended September 30, 2016. Excluding J-Devices, our operating cash flow decreased in 2016 primarily due to lower net sales, partially offset by interest savings associated with the June 2015 repayment of debt with proceeds from the issuance of lower cost debt.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	37.2%	36.8%	37.5%	36.9%
Labor	14.6%	14.9%	15.5%	14.9%
Other manufacturing costs	28.5%	31.1%	30.7%	31.2%
Gross margin	19.7%	17.2%	16.3%	17.0%
Operating income	10.6%	7.0%	5.8%	6.5%
Net income attributable to Amkor (1)	5.5%	3.8%	2.2%	2.8%

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

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Net sales	$1,086,014	$734,362	$351,652	47.9%	$2,872,022	$2,213,959	$658,063	29.7%

The increase in net sales for the three and nine months ended September 30, 2016, compared with the three and nine months ended September 30, 2015, was primarily attributable to the consolidation of J-Devices. J-Devices contributed $257.1 million and $679.8 million of net sales for the three and nine months ended September 30, 2016, respectively. Excluding J-Devices, net sales would have increased by $94.5 million for the three months ended September 30, 2016, driven by higher sales in the mobile communications market. For the nine months ended September 30, 2016, excluding J-Devices, net sales would have been down by $21.7 million, primarily due to soft economic conditions as well as general weakness in the mobile communications market early in the year. The decrease was partially offset by higher sales in the automotive market, which was driven by increased market share with existing customers and increasing semiconductor content in vehicles.

Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Gross profit	$213,800	$126,600	$87,200	$468,290	$376,645	$91,645
Gross margin	19.7%	17.2%	2.5%	16.3%	17.0%	(0.7)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross profit for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015, primarily due to the increase in net sales. J-Devices contributed $41.7 million and $81.2 million in gross profit in the three and nine months ended September 30, 2016, respectively.

Gross margin increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding J-Devices, gross margin would also have increased for the three months ended September 30, 2016 due to higher net sales. Gross margin decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the consolidation of J-Devices which has lower gross margin.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Selling, general and administrative	$72,363	$54,232	$18,131	33.4%	$216,894	$173,609	$43,285	24.9%

Selling, general and administrative expenses for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015. J-Devices accounted for $14.5 million and $42.9 million in selling, general and administrative expenses for the three and nine months ended September 30, 2016, respectively. Excluding J-Devices, selling, general and administrative expenses for the three and nine months ended September 30, 2016 would also have increased primarily due to higher employee incentive compensation costs, partially offset by general cost savings, as well as lower depreciation expense and contracted services.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Research and development	$26,822	$21,073	$5,749	27.3%	$84,145	$59,119	$25,026	42.3%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses increased in the three and nine months ended September 30, 2016, compared with the three and nine months ended September 30, 2015. J-Devices added $4.2 million and $12.8 million in research and development expenses for the three and nine months ended September 30, 2016, respectively. Excluding J-Devices, research and development expenses would also have increased due to an increase in development activities and the related employee compensation costs and depreciation resulting from continued investments in equipment. The increase was partially offset by the reduction in costs for projects that moved into production.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(In thousands, except percentages)
Interest expense, including related party	$22,731	$18,938	$3,793	20.0%	$62,223	$68,044	$(5,821)	(8.6)%
Foreign currency (gain) loss, net	7,124	(8,499)	$15,623	>(100)%	11,506	(9,751)	$21,257	>(100)%
Other (income) expense, net	(467)	(3,077)	2,610	(84.8)%	(1,899)	4,967	(6,866)	>(100)%
Total other expense, net	$29,388	$7,362	$22,026	299.2%	$71,830	$63,260	$8,570	13.5%

Interest expense increased for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, as we are no longer capitalizing interest in connection with the construction of K5 which was completed in the first quarter of 2016. Interest expense decreased for the nine months ended September 30, 2016. The decrease was primarily driven by the repayment in full of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt in June 2015. The early repayment of the Senior Notes resulted in a loss on debt retirement of $8.9 million included in other (income) expense, net for the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2016, foreign currency (gain) loss, net was a loss as compared with a gain in the prior year periods. The change primarily resulted from unfavorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except percentages)
Income tax expense	$24,086	$16,568	$7,518	$29,319	$27,198	$2,121

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of September 30, 2016, we had cash and cash equivalents of $549.8 million. Included in our cash balance as of September 30, 2016, is $348.9 million held offshore by our foreign subsidiaries. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, in some cases we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes due to the availability of tax loss carryovers and foreign tax credits. In addition to dividends from our foreign subsidiaries, we have other options available to access cash held offshore by our foreign subsidiaries, including the settlement of intercompany debt facilities.

As of September 30, 2016, we had availability of $99.5 million under our $200.0 million first lien senior secured revolving credit facility. In October 2016, we repaid $40.0 million of the outstanding balance and our availability was increased accordingly. Our foreign subsidiaries had $119.0 million available to be drawn under secured revolving credit facilities and $77.5 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of September 30, 2016 we had $1,579.0 million of debt. Our scheduled principal repayments on debt include $18.6 million due in 2016, $16.0 million due in 2017, $127.5 million due in 2018, $250.0 million due in 2019, $245.0 million due in 2020 and $925.0 million due thereafter. We were in compliance with all of our debt covenants at September 30, 2016, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. For the nine months ended September 30, 2016 and 2015, we sold accounts receivable totaling $431.8 million and $235.3 million, respectively, for a discount, plus fees, of $1.7 million and $1.1 million, respectively. At September 30, 2016 and December 31, 2015, there were outstanding receivables of $160.0 million and $141.9 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of September 30, 2016, the severance liability was $152.8 million. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of September 30, 2016, we owe $87.2 million to Tessera.

In April 2016, our Kumamoto factory was damaged by the earthquakes in Japan. Production was restored at Kumamoto in the second quarter, and our sales in the second quarter were reduced by approximately $15 million due to the temporary disruption in operations. We incurred $16.4 million of earthquake related costs in the second and third quarters for damaged inventory, buildings and equipment. Taking into account estimated insurance payments of ¥3 billion, approximately $30 million, anticipated to be received later this year, we expect the net impact on our liquidity to be minimal.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At September 30, 2016, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. We expect that our 2016 capital expenditures will be approximately $650 million, including approximately $170 million of spending on our new K5 factory in Korea. During the nine months ended September 30, 2016, our capital expenditures totaled $481.7 million, including $161.0 million for K5. Ultimately, the amount of our 2016 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015, were as follows:

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating activities	$491,616	$430,396
Investing activities	(470,159)	(352,854)
Financing activities	(16,678)	(97,044)

Operating activities:   Our cash flows provided by operating activities for the nine months ended September 30, 2016, increased by $61.2 million compared to the nine months ended September 30, 2015. J-Devices contributed $85.5 million of operating cash flow for the nine months ended September 30, 2016. Excluding J-Devices, our operating cash flow decreased in 2016 primarily due to lower net sales, partially offset by interest savings associated with the June 2015 repayment of our 7.375% Senior Notes due May 2018 with proceeds from the issuance of lower cost debt.

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

Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2016, was driven by net repayments at our subsidiaries in Japan, Korea and Taiwan. The net cash used in financing activities for the nine months ended September 30, 2015 primarily resulted from the repayment of our 7.375% Senior Notes due May 2018 and other borrowings, partially offset by new borrowings.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment, plus proceeds from the sale of property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies.

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$491,616	$430,396
Payments for property, plant and equipment	(481,670)	(352,644)
Proceeds from sale of property, plant and equipment	13,687	5,212
Free cash flow	$23,633	$82,964

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2016 - Remaining	2017	2018	2019	2020	Thereafter
	(In thousands)
Total debt	$1,582,072	$18,597	$15,986	$127,518	$250,000	$245,000	$924,971
Scheduled interest payment obligations (1)	406,201	34,702	78,784	76,240	73,503	62,788	80,184
Purchase obligations (2)	110,428	96,014	2,940	5,206	1,610	1,223	3,435
Operating lease obligations	65,063	6,380	20,216	11,132	9,228	5,369	12,738
Severance obligations (3)	152,828	4,223	14,886	13,401	12,055	10,849	97,414
Settlement payments (4)	87,188	9,688	38,750	38,750	—	—	—
Total contractual obligations	$2,403,780	$169,604	$171,562	$272,247	$346,396	$325,229	$1,118,742

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2016, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at September 30, 2016.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At September 30, 2016, the total obligation is $87.2 million of which $34.7 million is a current liability, $46.8 million is a non-current liability and $5.7 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at September 30, 2016, include:

•	$50.4 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$22.5 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended September 30, 2016, there have been no significant changes in our critical accounting policies as reported in our 2015 Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the re-measurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies as of September 30, 2016, our income before taxes would have been approximately $28 million lower, due to the re-measurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2016, approximately 72% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the nine months ended September 30, 2016, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement in our currency exposures, our operating income for the nine months ended September 30, 2016 would have been approximately $61 million lower due to this exposure.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the nine months ended September 30, 2016 and 2015, was a net foreign translation gain of $52.2 million and $0.3 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2016:

	2016 - Remaining	2017	2018	2019	2020	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$3,749	$14,997	$7,518	$—	$—	$924,971	$951,235	$978,887
Average interest rate	0.5%	0.5%	0.5%	—%	—%	6.5%	6.3%
Variable rate debt	$14,848	$989	$120,000	$250,000	$245,000	$—	$630,837	$625,728
Average interest rate	0.4%	0.4%	3.4%	3.0%	3.0%	—%	3.0%
Total debt	$18,597	$15,986	$127,518	$250,000	$245,000	$924,971	$1,582,072	$1,604,615

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, and concluded those disclosure controls and procedures were effective as of that date.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2016, our total debt balance was $1,579.0 million, of which $30.8 million was classified as a current liability and $532.8 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. During the nine months ended September 30, 2016, we had capital expenditures of $481.7 million. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2016 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $152.8 million as of September 30, 2016. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

For example, in April 2016, our Kumamoto factory was damaged by earthquakes in Japan. While production was restored at Kumamoto in the second quarter, our sales in the second quarter were reduced by approximately $15 million due to the temporary disruption in operations. We incurred $16.4 million of earthquake related costs in the second and third quarters for damaged inventory, buildings and equipment. There can be no assurance that the actual final costs and financial impact will be consistent with our current expectations, and additional repair costs and capital expenditures or shortfalls in insurance payments could result in a more significant impact on our results of operations and cash flows.

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

As of September 30, 2016, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	26,347	7.91	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	26,347	$7.91	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2016, we made no common stock purchases, and at September 30, 2016, approximately $91.6 million was available pursuant to the stock repurchase program.

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

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Corporate Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: November 4, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Agreement and Release, dated September 12, 2016, between Amkor Technology, Inc. and Joanne Solomon.*
31.1
Certification of Stephen D. Kelley, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Megan Faust, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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