Form 10-K
period 2016-12-31
AMKOR TECHNOLOGY, INC.
filed 2017-02-24
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $569.1 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 17, 2017, was as follows: 238,788,413 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to "J-Devices", "Toshiba" and "Qualcomm" are to J-Devices Corporation, our wholly owned subsidiary in Japan, Toshiba Corporation and Qualcomm Incorporated, respectively. We also refer to our new factory and research and development facility in Incheon, Korea as "K5". Amounts preceded by ¥ are in Japanese yen, and amounts preceded by ₩ are in Korean won. Amkor®, Amkor Technology®, ChipArray®, FusionQuad®, J-DevicesTM, MicroLeadFrame®, TMV®, SWIFTTM, and SLIMTM, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbol (®and TM) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2017 including expenditures in support of advanced packaging and test equipment and expenditures related to our K5 factory and research and development facility in Korea, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (15) our efforts to enlarge our customer base in certain geographic areas and markets, (16) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (17) our expected forfeiture rate for outstanding stock options and restricted shares, (18) our expected rate of return for pension plan assets, (19) the impact of the recent earthquakes in Kumamoto, Japan, (20) the sale of our K1 factory in Korea and the anticipated gain from the transaction, and our plan to consolidate our factory operations in Korea and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1.	Business

OVERVIEW

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years we have built a leading position by:

•	Designing and developing innovative packaging and test technologies;

•	Offering a broad portfolio of cost-effective solutions and services;

•	Focusing on strategic end markets that offer solid growth potential;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Collaborating with customers, original equipment manufacturers (“OEMs”) and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment;

•	Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution and

•
Providing a geographically diverse operating base, with research and development, engineering support and production capabilities at various facilities in China, Japan, Korea, Malaysia, the Philippines and Taiwan.

Our packaging and test services are designed to meet application and chip specific requirements including the required type of interconnect technology; size; thickness and electrical, mechanical and thermal performance. We are able to provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer back-grind, package design, packaging, system-level and final test and drop shipment services. Our customers use us for one or more of these services.

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

J-Devices Corporation

On December 30, 2015, we increased our ownership in J-Devices Corporation to 100%. As a result, our accounting for J-Devices changed from the equity method to the consolidation method and the operating results of J-Devices were consolidated beginning in 2016. J-Devices is the largest provider of outsourced semiconductor packaging and test services in Japan, which are primarily focused on the automotive, industrial and consumer end markets. In 2016, approximately 90% of J-Devices' net sales were generated from mainstream products and related test services.

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

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:

•
An increasing demand for mobile and internet-connected devices, including the world-wide adoption of “smart” phones, tablets and other consumer electronic devices that can access the internet and provide multimedia capabilities.

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

•
The growth of advanced System-in-Package ("SiP") modules where multiple semiconductor and other electronic components with different functionalities are combined into a single package. The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products.

As a supplier in the semiconductor industry, our business is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historical trends indicate there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles.

Outsourcing Trends in Semiconductor Manufacturing

Semiconductor companies outsource their packaging and test needs to service providers such as Amkor for the following reasons:

Packaging and test service providers have developed expertise in advanced technologies.

The increasing demands for miniaturization, greater functionality, lower power consumption and improved thermal and electrical performance are driving the continuous development of semiconductor packaging and test technologies that are more sophisticated, complex and customized. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies requiring the kind of leading-edge expertise for technological innovation found in the leading outsourced assembly and test companies. At the same time, these companies are often looking to reduce the internal manufacturing and research and development costs in packaging and test. As a result, many of these companies are increasingly relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies.

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

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Packaging and test service providers have the resources and expertise to timely develop their capabilities and implement new packaging technology in volume. For this reason, semiconductor companies and OEMs are leveraging the capabilities of packaging and test service providers to deliver their new products to market more quickly.

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

STRATEGY AND COMPETITIVE STRENGTHS

Strategy

Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals:

Leverage Our Investment in Services for Advanced Technologies

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers while typically generating gross margins above our corporate average. An important factor for success in the advanced packaging and test area is to generate reasonably quick returns on investments made in support of customers seeking leading-edge technologies.

In recent years we have made significant investments in state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With approximately 650 employees engaged in research and development of new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip and wafer-level processing. During 2016, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as chips fabricated at 14 and 16 nanometer geometries and advanced SiP products including radio frequency ("RF"), front end modules and micro-electro-mechanical systems ("MEMS") devices.

We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices, and we are making substantial progress in a number of areas. These include integrated technologies such as advanced SiP, wafer-level fan-out, Silicon Wafer Integrated Fan-out Technology ("SWIFT") and Silicon-Less Integrated Module ("SLIM") solutions which enable very thin, very small products combining application processors, memory, baseband and other peripheral integrated circuits ("IC’s"). They also include packages utilizing Through Silicon Via ("TSV") interconnects and silicon interposers which enable the integration of high performance chips such as high bandwidth memory and graphics processors into a single package.

We believe that advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of speed and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services.

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

In particular, we are devoting substantial resources to increasing our sales to Chinese and Taiwanese fabless chip companies which have a significant portion of the fast-growing mid-tier and entry-level segments of the mobile device market where much of the growth is occurring.

A key element of our Greater China strategy is our world-class factory in Shanghai. In 2016, we expanded our clean room space at this facility by nearly 45%, to a total of about 625,000 square feet. Our Shanghai facility serves both international and local customers, with a heavy emphasis on wafer-level packaging, wafer bumping, stacked die packaging and advanced test services.

A portion of our expanded Shanghai facility houses Qualcomm Communication Technologies (Shanghai) Co. Ltd., Qualcomm’s new semiconductor test facility. This new test center combines Amkor’s extensive test services experience and state-of-the-art cleanroom facilities with Qualcomm's industry leadership in cutting-edge product engineering and development. The co-location of the test center at our Shanghai factory helps to strengthen our close business relationship with a key customer.

As part of our plan to consolidate factory operations in Korea, we entered into an agreement in November 2016 to sell the land and buildings comprising our K1 factory for a purchase price of approximately $135 million.  The transaction is expected to close during the second quarter of 2017 and result in a pre-tax gain of approximately $100 million.

We also plan to consolidate several factories in Japan to better align our manufacturing footprint with the demand environment and reduce our fixed costs.

Balanced Growth

Revenue growth is a significant objective for Amkor. We strive to grow in a balanced way and avoid over-reliance on any single market or customer. Our goal is to achieve more consistent financial performance through all phases of the business cycle. Our balanced growth strategy has four components, as follows:

•
First, we are increasing our revenue in markets other than smartphones and tablets, such as automotive. Revenue from these markets tends to be more stable, with less pronounced highs and lows from year to year. With the acquisition of J-Devices, sales in these other markets now account for 56% of our overall revenue, up from 45% in 2015.

•
Second, we are expanding our customer base in the smartphone and tablet market, primarily by engaging with fabless companies in Greater China. This allows us to more fully utilize our existing assets and broadens our participation in all tiers of the mobile device market.

•	Third, we continue to make share gains in the iOS and high-end Android ecosystems, leveraging our expertise in advanced SiP, MEMS and other advanced packages to expand our content in flagship phones.

•
Finally, we are focused on building and utilizing manufacturing lines which support multiple customers, and increasing factory utilization through more sophisticated planning processes and more intensive efficiency improvement activities.

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets through strategic investments. For example, in 2015 we completed the acquisition of 100% of J-Devices, our outsourced semiconductor assembly and test ("OSAT") joint venture in Japan. We believe that with this acquisition we have become the largest OSAT by revenue for the automotive market, with nearly $1 billion in combined automotive-based revenues in 2016. In addition, Renesas agreed to transfer most of its Singapore-based automotive microcontroller production to J-Devices’ factories. That transfer began in 2015 and was completed in 2016.

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

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, molded embedded packages, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require wafer-level chip scale packaging, wafer-level fan-out, flip chip and advanced integrated and modular interconnect solutions that combine multiple active chips and other elements in a single package. We have been investing in our technology leadership in wafer bumping, wafer-level processing, wafer-level fan-out, advanced SiP, SLIM and SWIFT packaging technologies. We have also been a leader in developing environmentally friendly IC packaging, which involves the elimination of lead and certain other materials.

The semiconductor industry is now in a period of packaging development where integrated wafer-level fan-out and TSV interconnect technologies will be used to create the next generation of advanced packages. We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver advanced integrated and modular solutions to market. We are a leader in wafer thinning, micro-bumping, die stacking, hybrid packaging and TSV-based flip chip innovation, and we are leveraging our technology development relationships with key customers in diverse applications to develop and deploy these packaging and test solutions.

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

Competitive Cost Structure and Disciplined Capital Investment

There is a continuous push throughout the entire semiconductor supply chain for lower cost solutions. We work to maintain a competitive cost structure and make disciplined capital investment decisions so that we can provide cost-competitive solutions to our customers and achieve sustainable profitability and cash flow. Some of our cost control efforts have included: (1) improving the utilization of our existing assets; (2) utilizing flexible manufacturing lines that can accommodate a variety of products and customers; (3) increasing strip densities to drive higher throughput; (4) implementing more cost-effective materials; (5) utilizing our scale to drive world-wide purchasing leverage and (6) increasing labor productivity.

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

PACKAGING AND TEST SERVICES

Overview of Semiconductor Manufacturing Process

In general, the semiconductor manufacturing process consists of IC design, wafer fabrication, wafer probe, packaging and final test.

Integrated circuit design involves the laying out of electronic components, such as transistors, resistors, capacitors and the metallic interconnect of these components, to achieve the desired device functionality. Wafer fabrication is a multiple-step sequence of photolithographic and chemical processing steps during which the IC's are gradually created on semiconductor material, typically a silicon wafer. Individual IC's are generally known as a “chip” or “die”, and a single wafer will contain many die. Wafers are fabricated by two types of companies - IDMs which design and fabricate wafers using their own in-house manufacturing facilities, and contract foundries which manufacture wafers that are designed by fabless companies or other customers.

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

Interconnect Technologies

Wirebond:  In packages that employ wirebond interconnect technology, the die is mounted face up on the package carrier and the interconnections between the die and package carrier are made through very fine gold, silver or copper wires which are attached from the bond pads of the die to the package carrier. The interconnections are placed along the perimeter of the die. Wirebonding is generally considered to be the most cost-effective and flexible interconnect technology and is used to assemble the majority of semiconductor packages.

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

Substrate:   A substrate is a laminate of either single or multiple layers of epoxy resin, woven glass fibers and metal conductors. Solder bumps provide the electrical connection to the system board. The bumps are typically distributed evenly across the bottom surface of the substrate (called a “ball grid array” format). This allows less distance between individual leads and a higher number of interconnects than leadframe packages.

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

	Year Ended December 31,
	2016		2015		2014
	(In millions, except percentage of net sales)
Advanced Products	$1,680	43.1%	$1,433	49.7%	$1,553	49.6%
Mainstream Products	2,214	56.9%	1,452	50.3%	1,576	50.4%
Total net sales	$3,894	100.0%	$2,885	100.0%	$3,129	100.0%

We began consolidating J-Devices in 2016 and approximately 90% of J-Devices' $913.7 million of net sales in 2016 were generated from Mainstream Products.

Advanced Products

Our advanced products include flip chip chip scale packages, wafer-level chip scale packages and flip chip ball grid array packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.

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

Flip chip stacked chip scale packages ("FC SCSP") stack a second die on top of the original flip-chip die. The top die is typically a memory device, and wirebond interconnects are used to attach it to the substrate. FC SCSP is frequently used to stack memory on top of digital baseband and applications processors for use in mobile devices.

We continue to drive thinner package solutions for our PoP technology through the development of ultra-thin substrates and enhancing our pre-stacking and thin die handling capabilities.

We developed fine pitch copper pillar flip chip interconnect technology, which creates interconnections at finer pitches using a plating process to reduce the number of substrate layers to facilitate very thin packages. This innovative solution is also an enabling technology for 2.5D and 3D package stacking with TSVs.

Wafer-level Chip Scale Package ("WL CSP") Products: WL CSP packages (also known as fan-in wafer-level packages) do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. WL CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable, semiconductor package platforms on the market today. We have seen significant growth in our WL CSP business, particularly for power management, RF, and integrated connectivity applications.

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

Mainstream Products

Our mainstream products include leadframe packages, substrate-based wirebond packages and MEMS packages. These package families use wirebond interconnect technology to connect a die to a leadframe or substrate package carrier.

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

Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked chip scale packages ("CSP"), wirebond ball grid array packages and plastic ball grid array ("PBGA") packages.

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

Wirebond ball grid array packages offer a broad selection of ball array pitches, ball counts and body sizes, single and multi-die layouts, stacked die and passive component integration. They are applicable for a wide range of semiconductors requiring a smaller package size than conventional PBGAs or leadframe packages.

Plastic ball grid array packages are used in applications requiring higher pin count than leadframe packages, but typically have lower pin counts than flip chip. PBGA packages are designed for low inductance, improved thermal operation and enhanced surface-mount technology ability. Custom performance enhancements, like ground and power planes, are also available.

Micro-Electro-Mechanical Systems Packages: MEMS are miniaturized mechanical and electro-mechanical devices that can sense and provide information about the physical world and sometimes trigger a response. Examples of MEMS devices include microphones, accelerometers, airbag deployment sensors, gyrometers, magnetometers, and humidity, temperature and pressure sensors. We also specialize in sensor fusion products which utilize our cavity MEMS platform and combine multiple sensors into a single package. MEMS packages leverage our expertise in wafer thinning, die stacking, wirebonding and flip chip interconnect to deliver sophisticated products with a very small form factor.

Advanced System-in-Package Modules

Advanced SiP modules combine multiple semiconductor and other electronic components with different functionalities into a single package. These modules use wirebond, flip chip or wafer-level interconnect technologies. Components can include passive devices (inductors, capacitors, resistors, filters and diplexers), antennas and mechanical parts.

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

In 2016 and 2015, we had net sales of approximately $775 million and $725 million, respectively, from our advanced SiP modules which are included in either advanced products or mainstream products depending upon the interconnect technology used in the module.

End Markets

The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market:

	2016	2015	2014
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smart phones, tablets, handheld devices, wireless LAN)	44%	55%	56%
Automotive, industrial and other (infotainment, safety, performance, comfort)	25%	14%	11%
Consumer (television, set top boxes, gaming, portable media, digital cameras)	14%	12%	13%
Networking (servers, routers, switches)	10%	11%	11%
Computing (PCs, hard disk drive, printers, peripherals, servers)	7%	8%	9%
Total	100%	100%	100%

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

One of our top priorities is developing low-cost packaging solutions for the next generation of mobile devices, which minimize material and processing costs, while maximizing yields and reliability. This development effort is particularly important for customers seeking cost-effective alternatives to further silicon-level integration. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages and wafer-level fan-out (low density) packages are increasingly the preferred package type for many chips used in mobile devices. They provide a very low-profile product at a competitive cost. We are also developing integrated (high density) wafer-level fan-out solutions called SWIFT and SLIM which enable very thin, very small products combining application processors, memory, baseband and other peripheral IC’s.

Our research and development employees are located throughout Asia and in the United States. In 2016, we had approximately 650 employees engaged in research and development activities. In 2016, 2015 and 2014, we incurred $117.2 million, $82.0 million and $76.9 million, respectively, of research and development expense.

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

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December which generally results in a decrease in packaging and test services during the first quarter. Generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015.  The high-end smartphone market was a particular issue for us in 2015, in part due to the lackluster general market conditions, and in part because of changes in the supply chain which impacted one of our major customers. As a result, we did not see our normal seasonal revenue patterns in 2015. We began to see a recovery during the second half of 2016 and saw notable strength in the mobile communication market. These factors contributed to the return of our normal seasonal revenue patterns in 2016.

CUSTOMERS

In 2016, we had approximately 250 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 67% of our net sales in 2016. Toshiba and Qualcomm each accounted for more than 10% of our net sales in 2016.

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

We obtain the materials required for packaging services from various suppliers. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. We work closely with our primary material suppliers in an effort to ensure consistent quality and that materials are available and delivered on time. We also negotiate world-wide pricing agreements with our major suppliers to take advantage of the scale of our operations.

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

The primary equipment used in the testing process includes testers, handlers and probers. Handlers are used to transfer individual or small groups of packaged IC's to a tester. Test equipment is generally a more capital intensive portion of the process and tends to have longer delivery lead times than most types of packaging equipment. We focus our capital expenditures on standardized tester platforms in order to maximize test equipment utilization where possible. In some cases, our customers will consign test equipment to us. In those cases, we operate the equipment on their behalf but do not own it.

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

COMPETITION

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., Siliconware Precision Industries Co., Ltd. and Jiangsu Changjiang Electronics Technology Co., Ltd.

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
We believe that we compete favorably with respect to each of these elements.

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

We also protect and maintain the confidentiality of certain information about our processes, products and strategies which we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks and may promote our particular brands through advertising and other marketing techniques.

EMPLOYEES

In 2016, Amkor had approximately 27,900 full-time employees. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in Europe, the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea and Malaysia are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions.

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

Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes sudden and prolonged downturns in the past. For example, the financial crisis and global recession in 2008 and 2009 resulted in a downturn in the semiconductor industry that adversely affected our business and results of operations during those periods. The economic recovery since that time has been slow and uneven. If the industry or markets we compete in experience slower, or even negative growth, our business and results of operations may be adversely affected.

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

•
our ability to achieve our major growth objectives, including: transitioning second-wave customers to advanced packages; expanding our sales to customers in Greater China and, in particular, in the mid-level and entry-level tiers of the mobile device market; and increasing our share of the automotive market;

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2016, our total debt balance was $1,474.8 million, of which $35.2 million was classified as a current liability and $523.8 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital intensive industry. We had capital expenditures of $650.0 million in 2016. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2017 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan under which we have an accrued liability of $136.2 million as of December 31, 2016. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We assess our internal controls and systems on an ongoing basis, and from time-to-time, we update and make modifications to our global enterprise resource planning system. We have implemented several significant enterprise resource planning modules and expect to implement additional enterprise resource planning modules in the future. In addition, we have implemented new shop floor management systems in certain of our factories and integrated the acquired operations of Amkor Technology Malaysia Sdn. Bhd. into our overall internal control over financial reporting. In December 2015, we acquired the operations of J-Devices, and we integrated those operations into our overall internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.
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

•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, on July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. Additionally, we increased our investment in J-Devices to 100% in 2015 through the exercise of additional options, and as a result, we are now integrating J-Devices with our existing operations. As a result of the risks discussed above, the anticipated benefits of the increase in our investment in J-Devices or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

Rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and many of our customers have implemented initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with these requirements and customer initiatives. These requirements and customer initiatives could affect the pricing, sourcing and availability of materials used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the materials we use in our manufacturing process. If we are unable to meet these requirements and customer initiatives, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 67% of our net sales for the year ended December 31, 2016, and two customers each accounted for more than 10% of our consolidated net sales during the period. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

The demand for our services from each customer is directly dependent upon that customer’s financial health, level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

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

In addition, from time to time we may acquire or build new facilities, such as K5, or migrate existing business among our facilities. In connection with these facility changes, our customers require us to re-qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully re-qualify or that our customers will not qualify our competitors and move the business for such services.

Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $650.0 million in 2016, $538.0 million in 2015 and $681.1 million in 2014. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

In September 2014, we started the construction of K5. The land purchase agreement includes various construction, investment, hiring, regulatory and other compliance obligations. While we completed the initial phase of construction in December 2016, there can be no assurance regarding when K5 will be fully utilized, or that the actual scope, costs, timeline or benefits of the project will be consistent with our current expectations.

Impairment Charges - Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets including property, plant and equipment, intellectual property, goodwill and other intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In addition, we review goodwill for impairment annually during the fourth quarter of each year. Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have had and could have a significant adverse impact on our results of operations and our operating flexibility under our debt covenants.

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

For example, in April 2016, our Kumamoto factory was damaged by earthquakes in Japan. While production was restored at Kumamoto in the second quarter, our sales in the second quarter were reduced due to the temporary disruption in operations. We also incurred earthquake related costs for damaged inventory, buildings and equipment.

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

As of December 31, 2016, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

The location and size of our manufacturing and research and development facilities are set forth in the table below. All facilities are owned unless otherwise specified.

Approximate Facility Size (Square Feet)
China
Shanghai, China (1)	1,267,000
Japan
Usuki, Japan	460,000
Hakodate, Japan (2)	438,000
Kumamoto, Japan (2)	376,000
Fukuoka, Japan	308,000
Fukui, Japan	269,000
Kitsuki, Japan	201,000
Miyagi, Japan	171,000
Aizu, Japan (3)	166,000
Oita, Japan (3)	117,000
Neagari, Japan (3)	89,000
Kitakami, Japan (3)	50,000
Korea
Incheon, Korea	1,336,000
Gwangju, Korea	1,154,000
Seoul, Korea	666,000
Pupyong, Korea (4)	448,000
Malaysia
Telok Panglima Garang, Malaysia (1)	385,000
Philippines
Muntinlupa, Philippines (5)	661,000
Province of Laguna, Philippines (5)	660,000
Taiwan
Hsinchu, Taiwan	511,000
Lung Tan, Taiwan	353,000

Total all facilities	10,086,000

(1)	Land is leased.

(2)	Includes leased support facilities at a nearby location.

(3)	Leased facility.

(4)	Includes a lease for 44,000 square feet of building space.

(5)
As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest. We also lease 661,000 square feet of building space.

Our corporate headquarters is located in Tempe, Arizona.

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

	High	Low
2016
First Quarter	$6.14	$4.13
Second Quarter	6.44	5.37
Third Quarter	9.72	5.60
Fourth Quarter	12.32	9.19
2015
First Quarter	$9.91	$6.35
Second Quarter	8.79	5.90
Third Quarter	5.93	4.14
Fourth Quarter	6.93	4.44

There were approximately 136 holders of record of our common stock as of February 17, 2017.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, our U.S. revolving credit agreement and the indentures governing our senior notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	—	$—	—	$91,586,032
November 1-November 30	25,754	11.08	—	91,586,032
December 1-December 31	—	—	—	91,586,032
Total	25,754	$11.08	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2015 and 2016, we made no common stock purchases, and at December 31, 2016, approximately $91.6 million was available pursuant to the stock repurchase program.

PERFORMANCE GRAPH (1)

(1)
The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2011	2012	2013	2014	2015	2016
Amkor Technology, Inc.	$100.00	$97.27	$140.60	$162.84	$139.45	$241.97
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
PHLX Semiconductor	100.00	110.42	144.83	186.15	174.42	230.82

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, have been derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following selected consolidated financial data as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, have been derived from audited financial statements not included herein. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2016 (d)	2015 (d) (f)	2014 (c) (f)	2013 (e) (f)	2012 (f)
	(In thousands, except per share data)
Income Statement Data:
Net sales	$3,893,635	$2,884,603	$3,129,440	$2,956,450	$2,759,546
Gross profit (a)	695,477	479,265	552,822	544,513	423,810
Operating income	293,940	164,839	221,460	232,109	152,692
Loss on debt retirement (b)	—	9,560	757	12,330	1,199
Income tax expense	47,853	28,035	33,845	22,646	17,001
Equity in earnings of J-Devices (c)	—	14,016	31,007	9,452	5,220
Net income (a) (c)	167,304	53,893	133,240	110,793	42,330
Net income attributable to Amkor	164,190	51,098	129,739	108,432	41,446
Net income attributable to Amkor per common share:
Basic	$0.69	$0.22	$0.56	$0.58	$0.26
Diluted	$0.69	$0.22	$0.55	$0.50	$0.24

Other Financial Data:
Depreciation and amortization	$555,186	$494,200	$464,706	$410,346	$370,479
Payments for property, plant and equipment	650,038	537,975	681,120	566,256	533,512

Balance Sheet Data:
Cash and cash equivalents	$549,518	$523,172	$449,946	$610,442	$413,048
Working capital	404,035	299,296	497,358	541,480	438,781
Total assets	4,092,086	4,026,428	3,633,918	3,426,166	3,024,892
Non-current liabilities, including debt	1,683,021	1,790,708	1,803,879	1,771,422	1,705,794
Total Amkor stockholders’ equity	1,383,588	1,200,286	1,114,748	952,608	657,632

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

(c)
On June 30, 2014, we sold 100% of the shares of our then wholly-owned subsidiary in Japan to J-Devices, our then unconsolidated equity-method joint venture in Japan. Subsequent to June 30, 2014, the results of the divested entity are included in J-Devices' financial results and in our corresponding equity in earnings of J-Devices. We recognized a net gain on the sale of $9.2 million in other (income) expense, net. In addition, J-Devices recognized a gain on the transaction, which increased our equity in earnings of J-Devices by $8.8 million. The combined net gain we recognized was $18.0 million.

(d)
We increased our investment in J-Devices to 60% in 2013 and to 100% on December 30, 2015 through the exercise of additional options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. Our balance sheet data as of December 31, 2015 reflects the consolidation of J-Devices. We began consolidating the operating results of J-Devices in 2016. We recognized a net loss of $13.5 million in other (income) expense, net in connection with the acquisition in 2015. The net loss resulted from a loss of $29.6 million related to the release of certain accumulated foreign currency translation adjustments related to J-Devices, offset by a gain of $16.1 million related to the step-up to fair value of our previous investments in J-Devices.

(e)	On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. Their financial results have been included in our Consolidated Financial Statements from the date of acquisition.

(f)
In the second quarter of 2016, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015. We have revised our previously issued consolidated financial statements to correct our equity in earnings for J-Devices during the impacted periods. See Note 1 and Note 19 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goals are sales growth and improved profitability. To achieve these goals, we are focused on generating increased value from our investments in advanced technologies, improving utilization of existing assets and selectively growing our scale and scope through strategic investments.

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in 2009 we invested in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. Also, in 2013, we acquired Toshiba’s power discrete semiconductor packaging and test factory in Malaysia. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited and Qualcomm Incorporated. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors, such as world-wide gross domestic product and consumer spending. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

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

2016 Financial Highlights

On December 30, 2015, we increased our ownership in J-Devices to 100%. As a result, our accounting for J-Devices changed from the equity method to the consolidation method. Our operating results for 2016 include the fully consolidated results of J-Devices. Our operating results for 2015 and prior years include only our equity in earnings of J-Devices.

Our net sales increased $1,009.0 million or 35.0% to $3,893.6 million in 2016 from $2,884.6 million in 2015 primarily due to the consolidation of J-Devices. J-Devices contributed $913.7 million of net sales in the current year. Excluding J-Devices, net sales in 2016 increased by $95.3 million compared to 2015 due to higher sales in the automotive and mobile communications markets.

Gross profit increased $216.2 million in 2016 compared to 2015, primarily attributable to $137.9 million contributed by J-Devices. The remainder of the increase was primarily due to the increase in net sales and favorable foreign currency movements.

In 2016, our capital expenditures totaled $650.0 million, or 16.7% of net sales, including $169.6 million for construction of our K5 facility in Korea. In 2015 our capital expenditures totaled $538.0 million, or 18.6% of net sales.

Net cash provided by operating activities was $729.4 million for the year ended December 31, 2016, which includes $120.0 million contributed by J-Devices. Net cash provided by operating activities was $585.0 million for the year ended December 31, 2015. Excluding J-Devices, our operating cash flow increased in 2016 primarily due to higher sales and gross profit.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Materials	37.2%	36.6%	36.8%
Labor	15.3%	15.1%	14.0%
Other manufacturing costs	29.6%	31.7%	29.1%
Patent license litigation	—%	—%	2.4%
Gross margin	17.9%	16.6%	17.7%
Operating income	7.5%	5.7%	7.1%
Net income attributable to Amkor (1)	4.2%	1.8%	4.1%

(1)
In the second quarter of 2016, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015. We have revised our previously issued consolidated financial statements to correct our equity in earnings for J-Devices during the impacted periods. See Note 1 and Note 19 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Net Sales

				Change
	2016	2015	2014	2016 over 2015		2015 over 2014
	(In thousands, except percentages)
Net sales	$3,893,635	$2,884,603	$3,129,440	$1,009,032	35.0%	$(244,837)	(7.8)%

The increase in net sales in 2016 compared to 2015 was primarily attributable to the consolidation of J-Devices. J-Devices contributed $913.7 million of net sales for the year ended December 31, 2016. Excluding J-Devices, net sales increased by $95.3 million primarily due to higher sales in the automotive and mobile communications markets. The increase in the automotive market was driven by increased market share with existing customers and increasing semiconductor content in vehicles. The increase in the mobile communications market was attributable to strength in smartphones across multiple tiers.

The decrease in net sales in 2015 compared to 2014 was primarily attributable to changes in the supply chain for high-end smartphones which impacted one of our major customers and generally soft economic conditions and a lack of compelling new mobile products during 2015.  The sale of our Japanese subsidiary to J-Devices in June 2014 also reduced our 2015 net sales. We benefitted from growth in our advanced SiP business, particularly for radio frequency and front end module applications for smartphones and tablets, as well as higher sales to customers in Greater China.

Gross Profit and Gross Margin

				Change
	2016	2015	2014	2016 over 2015	2015 over 2014
	(In thousands, except percentages)
Gross profit	$695,477	$479,265	$552,822	$216,212	$(73,557)
Gross margin	17.9%	16.6%	17.7%	1.3%	(1.1)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross profit for 2016 increased compared to 2015, primarily due to the increase in net sales and favorable foreign currency movements. J-Devices contributed $137.9 million in gross profit for the year ended December 31, 2016. Gross margin increased for 2016 compared to 2015, primarily due to higher net sales and favorable foreign currency movements. The increase is partially offset by higher net sales generated from mainstream packages, which have lower gross margin, as a result of the consolidation of J-Devices.

Gross margin in 2015 decreased due to lower net sales, higher employee compensation costs at our factories, and increased depreciation expense from our continued investments in property, plant and equipment. The decrease is partially offset by favorable foreign currency exchange rate movements and lower costs for gold, which is used in many of our wirebond products.

Selling, General and Administrative Expenses

				Change
	2016	2015	2014	2016 over 2015		2015 over 2014
	(In thousands, except percentages)
Selling, general and administrative	$284,331	$232,409	$254,498	$51,922	22.3%	$(22,089)	(8.7)%

Selling, general and administrative expenses increased in 2016 compared to 2015 as a result of the consolidation of J-Devices, which accounted for $56.3 million in selling, general and administrative expenses. Excluding J-Devices, selling, general and administrative expenses for 2016 decreased primarily due to general cost savings and lower depreciation expense. These decreases were partially offset by higher employee incentive compensation costs.

Selling, general and administrative expenses decreased in 2015 compared to 2014 due to lower employee incentive compensation costs and professional fees, as well as favorable foreign currency exchange rate movements.

Research and Development

				Change
	2016	2015	2014	2016 over 2015		2015 over 2014
	(In thousands, except percentages)
Research and development	$117,206	$82,017	$76,864	$35,189	42.9%	$5,153	6.7%

Research and development activities are focused on developing new packaging solutions and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of goods sold, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses were up in 2016 over 2015, and 2015 over 2014, primarily due to increases in development activities and the related employee compensation costs and depreciation resulting from continued investments in equipment, in each of those periods. The increase in each period was partially offset by the reduction in costs for projects that moved into production. In addition, the consolidation of J-Devices added $18.3 million in research and development expenses for the year ended December 31, 2016.

Other Income and Expense

				Change
	2016	2015	2014	2016 over 2015		2015 over 2014
	(In thousands, except percentages)
Interest expense, including related party	$84,637	$86,376	$109,925	$(1,739)	(2.0)%	$(23,549)	(21.4)%
Foreign currency (gain) loss, net	(3,592)	(7,849)	(9,808)	4,257	(54.2)%	1,959	(20.0)%
Other (income) expense, net	(2,262)	18,400	(14,735)	(20,662)	>100%	33,135	>(100)%
Total other expense, net	$78,783	$96,927	$85,382	$(18,144)	(18.7)%	$11,545	13.5%

Interest expense decreased in 2016 over 2015, and 2015 over 2014, primarily due to the repayment in full of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt in June 2015. In 2016, 2015 and 2014, we capitalized a portion of the interest on our outstanding debt in the amount of $4.4 million, $10.1 million and $6.9 million, respectively, in connection with the construction of our K5 facility in Korea. We ceased capitalizing interest in the first quarter of 2016, which resulted in an increase in interest expense in the remaining quarters of 2016. This increase partially offset the decrease in interest expense from 2015.

In 2015, other (income) expense, net included a net loss of $13.9 million on the acquisition of the remaining interest of J-Devices and a loss on debt retirement of $8.9 million relating to the repayment in full of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt in June 2015. We also recognized net foreign currency gains as a result of favorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries. In 2014, other (income) expense, net included a $9.2 million net gain on the sale of a subsidiary to J-Devices, and we recognized net foreign currency gains at various Asian subsidiaries due to favorable exchange rate movements.

Income Tax Expense

				Change
	2016	2015	2014	2016 over 2015	2015 over 2014
	(In thousands, except percentages)
Income tax expense	$47,853	$28,035	$33,845	$19,818	$(5,810)
Effective tax rate	22.2%	41.3%	24.9%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions where we operate and benefit from tax holidays or tax rates lower than the U.S. statutory rate. Foreign withholding taxes and minimum taxes cause our effective tax rate to increase. The effective income tax rate in 2015 was higher than 2016 and 2014 primarily attributable to losses in jurisdictions where there was no associated tax benefit.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative mix of earnings in each location. During 2016, 2015 and 2014, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays, which will expire in whole or in part at various dates through 2025. We expect our effective tax rate to increase as the tax holidays expire because income earned in these jurisdictions will be subject to higher statutory income tax rates.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our income tax expense.

Equity in Earnings of J-Devices

				Change
	2016	2015	2014	2016 over 2015		2015 over 2014
	(In thousands, except percentages)
Equity in earnings of J-Devices	$—	$14,016	$31,007	$(14,016)	(100.0)%	$(16,991)	(54.8)%

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

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2016. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the effect of consumer buying patterns in Asia, Europe and the U.S. In 2015, generally soft economic conditions and a lack of compelling new mobile products constrained overall demand, and as a result, we did not see our normal seasonal revenue patterns. We began to see a recovery during the second half of 2016 and saw notable strength in the mobile communication market. These factors contributed to the return of our normal seasonal revenue patterns in 2016.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.

On December 30, 2015, we increased our ownership in J-Devices from 65.7% to 100% through the exercise of existing options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition. We recognized a net loss of $13.5 million in other (income) expense, net resulting from a loss of $29.6 million related to the release of our interest in J-Devices' accumulated foreign currency translation adjustments, which was partially offset by a gain of $16.1 million related to the step-up of fair value of our previous investments in J-Devices.

The calculation of basic and diluted per share amounts for each quarter is based on the weighted-average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015 (a)	Sept. 30, 2015 (a)	June 30, 2015 (a)	Mar. 31, 2015 (a)
	(In thousands, except per share data)
Net sales	$1,021,613	$1,086,014	$917,326	$868,682	$670,644	$734,362	$736,722	$742,875
Gross profit	227,187	213,800	131,606	122,884	102,620	126,600	115,098	134,947
Operating income	126,689	114,615	30,542	22,094	20,922	51,295	38,643	53,979
Loss on debt retirement, net	—	—	—	—	—	—	9,349	211
Income tax expense	18,534	24,086	3,360	1,873	837	16,568	4,631	5,999
Equity in earnings of J-Devices	—	—	—	—	3,429	1,217	5,315	4,055
Net income (loss)	101,202	61,141	5,366	(405)	(10,153)	28,582	7,950	27,514
Net income (loss) attributable to Amkor	100,263	60,089	4,713	(875)	(10,562)	27,735	7,327	26,598
Net income (loss) attributable to Amkor per common share:
Basic	$0.42	$0.25	$0.02	$—	$(0.04)	$0.12	$0.03	$0.11
Diluted	$0.42	$0.25	$0.02	$—	$(0.04)	$0.12	$0.03	$0.11

(a)
In the second quarter of 2016, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015.  We have revised our previously issued consolidated financial statements to correct our equity in earnings for J-Devices during the impacted periods. See Note 1 and Note 19 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of December 31, 2016, we had cash and cash equivalents of $549.5 million. Included in our cash balance as of December 31, 2016, is $401.6 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt facilities. Consequently, we would not expect to incur a significant amount of income tax if we were to remit cash currently held offshore to the U.S. through these facilities. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we would be subject to withholding taxes and income taxes of approximately $23.6 million.

As of December 31, 2016, we had availability of $199.5 million under our $200.0 million first lien senior secured revolving credit facility. The borrowing base for the revolving credit facility is limited to the amount of our eligible accounts receivable which was $217.8 million as of December 31, 2016. Our foreign subsidiaries had $119.0 million available to be drawn under secured revolving credit facilities and $118.7 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures. In January 2017, we borrowed $50.0 million under our term loan due December 2019.

As of December 31, 2016, we had $1,474.8 million of debt. Our scheduled principal repayments on debt include $35.2 million due in 2017, $126.5 million due in 2018, $135.0 million due in 2019, $256.0 million due in 2020, $400.0 million due in 2021 and $525.0 million due thereafter. We were in compliance with all of our debt covenants at December 31, 2016, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the year ended December 31, 2016 and 2015, we sold accounts receivable totaling $574.1 million and $323.5 million, respectively, for a discount, plus fees, of $2.5 million and $1.5 million in 2016 and 2015, respectively. At December 31, 2016 and 2015, there were outstanding receivables of $184.6 million and $141.9 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of December 31, 2016, the severance liability was $136.2 million. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

In January 2015, we settled our patent license litigation with Tessera. Under the terms of the settlement, Amkor agreed to pay Tessera a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of December 31, 2016, we owe $77.5 million to Tessera.

In April 2016, our Kumamoto factory was damaged by the earthquakes in Japan. While production was restored at Kumamoto in the second quarter, our sales in the second quarter were reduced by approximately $15 million due to the temporary disruption in operations. In 2016, we incurred $20.0 million of earthquake related costs for damaged inventory, buildings and equipment. We received insurance proceeds of $26.9 million for property damage and business interruption losses, which was recognized as a reduction to cost of sales.

We operate in a capital intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At December 31, 2016, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. In 2016, our capital expenditures totaled $650.0 million or approximately 16.7% of net sales, including $169.6 million for our new K5 facility in Korea.

We expect that our 2017 capital expenditures will be approximately $500 million. Ultimately, the amount of our 2017 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for replacement or additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2016 was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities	$729,402	$584,975	$614,666
Investing activities	(589,427)	(514,990)	(694,589)
Financing activities	(112,179)	2,613	(80,752)

Operating activities:  Our cash flows provided by operating activities for the year ended December 31, 2016, increased by $144.4 million compared to the year ended December 31, 2015. J-Devices contributed $120.0 million of operating cash flow for the year ended December 31, 2016. Excluding J-Devices, our operating cash flow increased in 2016 primarily due to higher sales and gross profit. Our cash provided by operating activities for the year ended December 31, 2015, decreased by $29.7 million compared to the year ended December 31, 2014. The decrease was primarily due to settlement payments for patent license litigation.

Investing activities:  Our cash flows used in investing activities are principally for payments for property, plant and equipment, which increased compared to the prior year primarily due to payments for construction of K5 and capital expenditures at J-Devices, our newly consolidated subsidiary. The net cash used in investing activities for the year ended December 31, 2015, included payment for our incremental investment in J-Devices in January 2015, partially offset by net cash received on acquisition of J-Devices in December 2015 and the receipt of the final payment for the sale of our subsidiary to J-Devices.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2016 was primarily driven by repayments, offset by borrowings in Japan and Korea, as well as the repayment of our revolving credit facility. The net cash provided by financing activities during 2015 primarily resulted from new borrowings, offset by the repayment of our 7.375% Senior Notes due 2018 and other borrowings.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities, less payments for property, plant and equipment, plus proceeds from the sale of and insurance recovery for property, plant and equipment. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures.

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

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$729,402	$584,975	$614,666
Payments for property, plant and equipment	(650,038)	(537,975)	(681,120)
Proceeds from sale of and insurance recovery for property, plant and equipment	60,801	6,945	2,815
Free cash flow	$140,165	$53,945	$(63,639)

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Total debt	$1,477,661	$35,192	$126,498	$135,000	$256,000	$400,000	$524,971
Scheduled interest payment obligations (1)	367,385	77,409	74,701	71,868	63,223	46,717	33,467
Purchase obligations (2)	124,455	107,777	5,731	2,088	1,727	1,469	5,663
Operating lease obligations	59,726	20,079	11,893	9,783	5,321	4,054	8,596
Severance obligations (3)	136,214	14,053	12,599	11,298	10,151	9,105	79,008
Settlement payments (4)	77,500	38,750	38,750	—	—	—	—
Total contractual obligations	$2,242,941	$293,260	$270,172	$230,037	$336,422	$461,345	$651,705

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2016, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at December 31, 2016.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At December 31, 2016, the total obligation is $77.5 million of which $35.3 million is a current liability, $37.8 million is a non-current liability and $4.4 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2016, include:

•	$39.9 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$21.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition.  We recognize revenue from our packaging and test services, net of value-added or other similar taxes, when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met and revenue is recognized upon shipment or, in some cases, customer acceptance. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

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

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. For inventory valued using the standard cost method, we review and set our standard costs as needed, but at a minimum on an annual basis.

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

We review goodwill for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate that an impairment may exist. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar as of December 31, 2016, our income before taxes would have been approximately $17 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2016, approximately 72% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the year ended December 31, 2016, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2016, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2016 would have been approximately $78 million lower.

There are inherent limitations in the sensitivity analysis presented, primarily the assumption that foreign exchange rate movements across multiple jurisdictions would change instantaneously in an equal fashion. As a result, the analysis is unable to reflect the potential effects of more complex market or other changes that could arise which may positively or negatively affect our results of operations.

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the years ended December 31, 2016 and 2015, was a net foreign translation loss of $5.8 million and $0.5 million, respectively, and was recognized as an adjustment to equity through other comprehensive income.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$12,962	$6,498	$—	$—	$400,000	$524,971	$944,431	$974,207
Average interest rate	0.5%	0.5%	—%	—%	6.6%	6.4%	6.4%
Variable rate debt	$22,230	$120,000	$135,000	$256,000	$—	$—	$533,230	$532,351
Average interest rate	0.3%	3.5%	3.6%	3.3%	—%	—%	3.3%
Total debt	$35,192	$126,498	$135,000	$256,000	$400,000	$524,971	$1,477,661	$1,506,558

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 24, 2017

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$3,893,635	$2,884,603	$3,129,440
Cost of sales	3,198,158	2,405,338	2,576,618
Gross profit	695,477	479,265	552,822
Selling, general and administrative	284,331	232,409	254,498
Research and development	117,206	82,017	76,864
Total operating expenses	401,537	314,426	331,362
Operating income	293,940	164,839	221,460
Interest expense	79,668	81,407	104,956
Interest expense, related party	4,969	4,969	4,969
Other (income) expense, net	(5,854)	10,551	(24,543)
Total other expense, net	78,783	96,927	85,382
Income before taxes and equity in earnings of unconsolidated affiliate	215,157	67,912	136,078
Income tax expense	47,853	28,035	33,845
Income before equity in earnings of unconsolidated affiliate	167,304	39,877	102,233
Equity in earnings of J-Devices	—	14,016	31,007
Net income	167,304	53,893	133,240
Net income attributable to noncontrolling interests	(3,114)	(2,795)	(3,501)
Net income attributable to Amkor	$164,190	$51,098	$129,739
Net income attributable to Amkor per common share:
Basic	$0.69	$0.22	$0.56
Diluted	$0.69	$0.22	$0.55
Shares used in computing per common share amounts:
Basic	237,416	236,850	230,710
Diluted	238,034	237,170	236,731

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$167,304	$53,893	$133,240
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans, net of tax	2,563	1,100	(1,512)
Foreign currency translation adjustment	5,783	(146)	(11,964)
Equity interest in J-Devices' other comprehensive income (loss), net of tax	—	29,433	(18,844)
Total other comprehensive income (loss)	8,346	30,387	(32,320)
Comprehensive income	175,650	84,280	100,920
Comprehensive income attributable to noncontrolling interests	(3,114)	(2,795)	(3,501)
Comprehensive income attributable to Amkor	$172,536	$81,485	$97,419

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$549,518	$523,172
Restricted cash	2,000	2,000
Accounts receivable, net of allowances of $9,902 and $3,158	563,107	526,143
Inventories	267,990	238,205
Other current assets	27,081	27,960
Total current assets	1,409,696	1,317,480
Property, plant and equipment, net	2,564,648	2,579,017
Goodwill	24,122	23,409
Restricted cash	3,977	2,176
Other assets	89,643	104,346
Total assets	$4,092,086	$4,026,428

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$35,192	$76,770
Trade accounts payable	487,430	434,222
Capital expenditures payable	144,370	242,980
Accrued expenses	338,669	264,212
Total current liabilities	1,005,661	1,018,184
Long-term debt	1,364,638	1,435,269
Long-term debt, related party	75,000	75,000
Pension and severance obligations	166,701	167,197
Other non-current liabilities	76,682	113,242
Total liabilities	2,688,682	2,808,892
Commitments and contingencies (Note 17)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 284,479 and 282,724 shares issued, and 238,665 and 237,005 shares outstanding, in 2016 and 2015, respectively	284	283
Additional paid-in capital	1,895,089	1,883,592
Accumulated deficit	(303,557)	(467,747)
Accumulated other comprehensive income (loss)	6,262	(2,084)
Treasury stock, at cost, 45,814 and 45,719 shares in 2016 and 2015, respectively	(214,490)	(213,758)
Total Amkor stockholders’ equity	1,383,588	1,200,286
Noncontrolling interests in subsidiaries	19,816	17,250
Total equity	1,403,404	1,217,536
Total liabilities and equity	$4,092,086	$4,026,428

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2013	262,109	$262	$1,812,530	$(648,584)	$(151)	(45,407)	$(211,449)	$952,608	$11,200	$963,808
Net income	—	—	—	129,739	—	—	—	129,739	3,501	133,240
Other comprehensive income (loss)	—	—	—	—	(32,320)	—	—	(32,320)	—	(32,320)
Conversion of debt to common stock	18,632	19	56,331	—	—	—	—	56,350	—	56,350
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(197)	(1,579)	(1,579)	—	(1,579)
Issuance of stock through share-based compensation plans	1,490	1	6,249	—	—	—	—	6,250	—	6,250
Share-based compensation	—	—	3,700	—	—	—	—	3,700	—	3,700
Balance at December 31, 2014	282,231	$282	$1,878,810	$(518,845)	$(32,471)	(45,604)	$(213,028)	$1,114,748	$14,701	$1,129,449
Net income	—	—	—	51,098	—	—	—	51,098	2,795	53,893
Other comprehensive income (loss)	—	—	—	—	30,387	—	—	30,387	—	30,387
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(115)	(730)	(730)	—	(730)
Issuance of stock through share-based compensation plans	493	1	930	—	—	—	—	931	—	931
Share-based compensation	—	—	3,852	—	—	—	—	3,852	—	3,852
Subsidiary dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(246)	(246)
Balance at December 31, 2015	282,724	$283	$1,883,592	$(467,747)	$(2,084)	(45,719)	$(213,758)	$1,200,286	$17,250	$1,217,536
Net income	—	—	—	164,190	—	—	—	164,190	3,114	167,304
Other comprehensive income (loss)	—	—	—	—	8,346	—	—	8,346	—	8,346
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(95)	(732)	(732)	—	(732)
Issuance of stock through share-based compensation plans	1,755	1	8,246	—	—	—	—	8,247	—	8,247
Share-based compensation	—	—	3,251	—	—	—	—	3,251	—	3,251
Subsidiary dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(548)	(548)
Balance at December 31, 2016	284,479	$284	$1,895,089	$(303,557)	$6,262	(45,814)	$(214,490)	$1,383,588	$19,816	$1,403,404

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$167,304	$53,893	$133,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555,186	494,200	464,706
Amortization of deferred debt issuance costs and premiums	1,403	1,665	2,237
Deferred income taxes	(1,746)	(697)	(17,190)
Equity in earnings of unconsolidated affiliate	—	(14,016)	(31,007)
Loss on debt retirement	—	9,560	757
Loss (gain) on disposal of fixed assets, net	1,390	1,190	1,276
Share-based compensation	3,251	3,852	3,700
Loss from acquisition of J-Devices	—	13,501	—
Gain on sale of subsidiary to J-Devices	—	—	(9,155)
Proceeds from insurance recovery for property, plant and equipment	(15,166)	—	—
Other, net	2,858	4,014	869
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29,126)	122,840	(80,775)
Inventories	(28,397)	27,677	(27,817)
Other current assets	1,124	(3,309)	(8,747)
Other assets	1,037	333	954
Trade accounts payable	48,581	(48,368)	55,693
Accrued expenses	56,465	(42,042)	16,720
Pension and severance obligations	1,625	(7,321)	(509)
Other non-current liabilities	(36,387)	(31,997)	109,714
Net cash provided by (used in) operating activities	729,402	584,975	614,666
Cash flows from investing activities:
Payments for property, plant and equipment	(650,038)	(537,975)	(681,120)
Proceeds from sale of property, plant and equipment	45,635	6,945	2,815
Proceeds from insurance recovery for property, plant and equipment	15,166	—	—
Acquisition of business, net of cash acquired	—	22,577	—
Investment in J-Devices	—	(12,908)	—
Disposition of business to J-Devices, net of cash transferred	—	8,355	(15,774)
Purchase of short-term investment	—	—	(20,000)
Proceeds from short-term investment	—	—	20,000
Other investing activities	(190)	(1,984)	(510)
Net cash provided by (used in) investing activities	(589,427)	(514,990)	(694,589)
Cash flows from financing activities:
Borrowings under revolving credit facilities	125,000	290,000	—
Payments under revolving credit facilities	(255,000)	(150,000)	—
Borrowings under short-term debt	49,131	—	—
Payments of short-term debt	(49,500)	—	—
Proceeds from issuance of long-term debt	46,000	400,000	80,000
Payments of long-term debt	(32,078)	(530,000)	(145,000)
Payments for debt issuance costs	(156)	(312)	(903)
Payments for retirement of debt	—	(7,030)	(757)
Payments for capital lease obligations	(2,543)	—	—
Payment of deferred consideration for an acquisition	—	—	(18,763)
Proceeds from issuance of stock through share-based compensation plans	8,247	931	6,250
Payments of tax withholding for restricted shares	(732)	(730)	(1,579)
Payments of subsidiary dividends to noncontrolling interests	(548)	(246)	—
Net cash provided by (used in) financing activities	(112,179)	2,613	(80,752)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	351	—	68
Net increase (decrease) in cash, cash equivalents and restricted cash	28,147	72,598	(160,607)
Cash, cash equivalents and restricted cash, beginning of period	527,348	454,750	615,357
Cash, cash equivalents and restricted cash, end of period	$555,495	$527,348	$454,750
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86,777	$96,227	$100,650
Income taxes	32,174	35,084	37,315
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	146,080	242,980	127,568
Equipment acquired through capital lease	6,358	—	—
Common stock issuance for conversion and exchange in 2014 of 6.0% convertible senior subordinated notes due April 2014	—	—	56,350

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years we have built a leading position by:

•	Designing and developing innovative packaging and test technologies;

•	Offering a broad portfolio of cost-effective solutions and services;

•	Focusing on strategic end markets that offer solid growth potential;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Collaborating with customers, original equipment manufacturers ("OEMs") and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment;

•	Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution and

•
Providing a geographically diverse operating base, with research and development, engineering support and production capabilities at various facilities throughout China, Japan, Korea, Malaysia, the Philippines and Taiwan.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On June 30, 2014, we completed the sale of our Japanese subsidiary to J-Devices (Note 3). The financial results of the divested entity were included in our Consolidated Financial Statements up to the date of sale and have subsequently been included in the results of J-Devices. On December 30, 2015, we increased our investment in J-Devices to 100% (Note 3). As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. The operating results of J-Devices were consolidated beginning in 2016. Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

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

Beginning with the year ended December 31, 2016, we changed the presentation of net sales by country in our segment footnote (Note 18) from customer location to customer headquarters location for all periods presented. The revision had no impact on net sales.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2016, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.8 million and $0.4 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2016, 2015 or 2014. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries other than J-Devices, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at daily exchange rates, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other (income) expense, net in the period in which they occur.

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

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2016, our cash and cash equivalents were maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, mainly consists of collateral to fulfill foreign trade compliance requirements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to our Consolidated Statements of Cash Flows.

	December 31,
	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$549,518	$523,172	$449,946	$610,442
Restricted cash - current	2,000	2,000	2,681	2,681
Restricted cash - non-current	3,977	2,176	2,123	2,234
Total cash, cash equivalents and restricted cash	$555,495	$527,348	$454,750	$615,357

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. We review and set our standard costs as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

Other Current Assets

Other current assets consist principally of prepaid assets and an investment in government securities by a foreign subsidiary to satisfy local regulatory requirements, which is recorded at amortized cost.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Goodwill

Goodwill is recorded when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. We review goodwill for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate that an impairment may exist. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value.

Other Assets

Other assets consist principally of deferred tax assets and refundable security deposits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We recognize revenue from our packaging and test services, net of value-added or other similar taxes, when there is evidence of an arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met and revenue is recognized upon shipment or, in some cases, customer acceptance. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: contractual invoicing at interim points in the packaging and test process prior to shipment of the finished product and customer advances for supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Revision to Previously Reported Financial Information

In the second quarter of 2016, we identified an error in the provision for income taxes in the financial statements for J-Devices for the periods beginning in 2012 through the fourth quarter of 2015.  We believe that the error is not material to Amkor for the periods impacted and have elected to revise our previously issued consolidated financial statements.  Periods presented herein are based on the revised financial results. See Note 19 for additional information.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017 and is applied retrospectively. Early adoption is permitted. We adopted ASU 2016-15 at September 30, 2016. The guidance was applied retrospectively and the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 was adjusted to reclassify $7.0 million and $0.8 million, respectively, of payments for debt retirement from operating activities to financing activities.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 at December 31, 2016. The guidance was applied retrospectively. The adoption of ASU 2016-18 did not have a significant impact on our cash flows. See Note 1 for a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to our Consolidated Statements of Cash Flows.

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09. Early adoption is permitted, but not before the original effective date of December 15, 2016. We do not plan to adopt this standard early.  We are currently evaluating the impact that this guidance will have on our financial statements and disclosure and have not yet selected a transition method.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure.

In January 2017, the FASB issued ASU 2017-04, Intangible - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the goodwill impairment test by eliminating the second step of the current two-step impairment test.  ASU 2017-04 is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and is applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  ASU 2017-04 may affect our financial statements to the extent that a goodwill impairment test results in impairment charges.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope of ASC Subtopic 610-20 and provides guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for reporting periods beginning after December 15, 2017 and permits the use of either retrospective or modified retrospective methods of adoption. In addition, an entity is required to apply the amendments in this update at the same time that it applies the amendments in ASU 2014-09. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

3.	Acquisition and Divestiture

Step-acquisition of J-Devices

On December 30, 2015, through the exercise of additional options, we increased our ownership interest in J-Devices from 65.7% to 100% for a purchase price of $105.4 million. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. The operating results of J-Devices were consolidated beginning in 2016. The acquisition of the remaining interest expands our presence in Japan and our business worldwide by capitalizing on our leadership position in the automotive market. Since there were no material transactions from December 30, 2015 to December 31, 2015, and for the convenience of reporting the acquisition for accounting purposes, December 31, 2015 was designated as the acquisition date.

During the three months ended June 30, 2016, we updated the purchase price allocation of J-Devices for a previously unrecognized tax provision liability at J-Devices of $11.6 million. We also revised the loss from the release of accumulated foreign currency translation adjustments, the combined net loss and the pro forma information disclosed below. See Note 1 and Note 19 for additional information.

The following table presents the initial purchase price allocation and subsequent adjustments to the consideration transferred to acquire J-Devices and the amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As a result of obtaining control over J-Devices, our previously held equity interest of 65.7% was remeasured to fair value, resulting in a gain of $16.1 million. Additionally, our previously held equity interest in J-Devices' accumulated foreign currency translation adjustments was released upon consolidation of J-Devices, resulting in a loss of $29.6 million (Note 15). The combined net loss of $13.5 million was recognized in other (income) expense, net (Note 5) in our Consolidated Financial Statements.

The fair value of our previously held equity interest in J-Devices was estimated by applying an income approach using the discounted cash flow method. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. Key assumptions include our estimates of J-Devices’ financial projections, a terminal value based on its expected long-term growth rate and a discount rate based on the weighted-average cost of capital of comparable companies.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of J-Devices had occurred on January 1, 2014. The pro forma results include adjustments related to alignment to our accounting policies, the effect of fair value adjustments on property, plant and equipment and the related income tax effect. We also eliminated inter-company activity between the parties in the consolidated results. The pro forma results include the activities that are nonrecurring and not representative of future activities, including the gain of $16.2 million from reversal of a deferred tax asset valuation allowance and the gain of $12.6 million from release of accumulated foreign currency translation adjustments associated with merging our subsidiary into J-Devices in 2014, offset by the loss on acquisition of J-Devices of $13.5 million in 2014.

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

	For the Year Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
	(In thousands, except per share data)
Net sales	$3,696,495	$4,051,076
Net income	88,190	153,049
Net income attributable to Amkor	85,394	149,548
Basic earnings per share	0.36	0.65
Diluted earnings per share	0.36	0.63

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

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the years ended December 31, 2016, 2015 and 2014, we recognized share-based compensation attributable to stock options and restricted shares of $3.3 million, $3.9 million and $3.7 million, respectively, primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

Equity Incentive Plan

Amended and Restated 2007 Equity Incentive Plan.  The Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The 2007 Plan is effective through 2022 and can be terminated at the discretion of the Board of Directors. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan and at December 31, 2016 there were 11.0 million shares available for grant.

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

The following table summarizes our stock option activity for the year ended December 31, 2016:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	3,727	$6.49
Granted	460	6.08
Exercised	(1,470)	5.61
Forfeited or expired	(274)	6.63
Outstanding at December 31, 2016	2,443	$6.93	5.99	$9,174
Fully vested at December 31, 2016 and expected to vest thereafter	2,416	$6.94	5.96	$9,066
Exercisable at December 31, 2016	1,531	$7.53	4.57	$4,963

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Year Ended December 31,
	2016	2015	2014
Expected life (in years)	6.5	5.8	6.1
Risk-free interest rate	1.5%	1.8%	2.0%
Volatility	48%	45%	57%
Dividend yield	—	—	—
Weighted-average grant date fair value per option granted	$2.89	$3.14	$4.46

Total unrecognized compensation expense from stock options was $2.0 million as of December 31, 2016, which is expected to be recognized over a weighted-average period of approximately 1.9 years beginning January 1, 2017.

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

The following table summarizes our restricted share activity for the year ended December 31, 2016:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2015	385	$4.78
Awards granted	50	5.66
Awards vested	(285)	4.82
Awards forfeited	(5)	4.43
Nonvested at December 31, 2016	145	$5.02

Total unrecognized compensation cost from restricted shares was $0.4 million as of December 31, 2016, which is expected to be recognized over a weighted-average period of approximately 0.4 years beginning January 1, 2017.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

5.	Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest income	$(1,326)	$(2,539)	$(3,359)
Foreign currency (gain) loss, net	(3,592)	(7,849)	(9,808)
Loss on debt retirement	—	9,560	757
Loss from acquisition of J-Devices (Note 3)	—	13,501	—
Gain on sale of subsidiary to J-Devices (Note 3)	—	—	(9,155)
Other (income) expense, net	(936)	(2,122)	(2,978)
Total other (income) expense, net	$(5,854)	$10,551	$(24,543)

6.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$(12,385)	$(39,684)	$16,571
Foreign	227,542	107,596	119,507
Total income before income taxes	$215,157	$67,912	$136,078

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current
Federal	$—	$—	$—
State	22	11	(46)
Foreign	49,577	28,721	51,081
	49,599	28,732	51,035
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(1,746)	(697)	(17,190)
	(1,746)	(697)	(17,190)
Total provision	$47,853	$28,035	$33,845

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision is as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S. federal tax at 35%	$75,305	$23,769	$47,627
State taxes, net of federal benefit	836	2,622	1,940
Foreign income taxed at different rates	(17,907)	(11,756)	6,579
Foreign exchange (loss) gain	(1,127)	(5,680)	(17,321)
Change in valuation allowance	(7,362)	18,259	(13,527)
Adjustments related to prior years	(2,648)	(912)	3,643
Income tax credits generated	(40,301)	(1,919)	(2,557)
Repatriation of foreign earnings and profits	25,604	91	3,958
Expiration of net operating losses and credits	15,092	74	2,534
Non-deductible loss on acquisition of J-Devices (Note 3)	—	4,725	—
Other	361	(1,238)	969
Total	$47,853	$28,035	$33,845

The change in valuation allowance for 2016, 2015 and 2014 is primarily the result of changes in net operating loss and tax credit carryforwards for which no tax expense or benefit has been recognized. In 2016, we recognized taxable income and associated foreign income tax credits from the repatriation of current year foreign earnings and profits in connection with the merger of our Japanese subsidiaries. In 2015, we recognized a loss in connection with our increased ownership interest in J-Devices which is not deductible for income tax purposes. The 2014 change in foreign income taxed at different rates was due to a change in the geographic income mix which resulted in a lower tax benefit.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$111,899	$147,056
Income tax credits	41,900	27,212
Property, plant and equipment	21,860	21,921
Accrued liabilities	68,563	62,016
Unrealized foreign exchange loss	531	869
Other	14,583	16,659
Total deferred tax assets	259,336	275,733
Valuation allowance	(165,367)	(168,105)
Total deferred tax assets net of valuation allowance	93,969	107,628
Deferred tax liabilities:
Property, plant and equipment	20,407	31,345
Deferred gain	2,655	3,716
Other	5,826	6,713
Total deferred tax liabilities	28,888	41,774
Net deferred tax assets	$65,081	$65,854
Recognized as:
Other assets	66,831	70,784
Other non-current liabilities	(1,750)	(4,930)
Total	$65,081	$65,854

As a result of certain income tax accounting realization requirements with respect to accounting for share-based compensation, the table of deferred tax assets and liabilities does not include $4.6 million of deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. As a result of the adoption of ASU 2016-09 on July 1, 2016, deferred tax assets now include the impact of tax deductions related to equity compensation greater than compensation recognized for financial reporting.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Malaysia, the Philippines and Taiwan was subject to reduced income tax rates and, in some cases, was exempt from income taxes. The reduced tax rates or tax exemptions expire at various dates through 2025. We recognized $5.6 million, $3.3 million and $0.9 million in tax benefits as a result of the tax holidays in 2016, 2015 and 2014, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.02, $0.01 and $0.00 for 2016, 2015 and 2014, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Our net operating loss carryforwards (“NOL’s”) are as follows:

	December 31,
	2016	2015	Expiration
	(In thousands)
U.S. Federal NOL’s	$292,715	$363,648	2021-2036
U.S. State NOL’s	138,218	182,420	2017-2036
Foreign NOL’s	3,378	64,999	2017-2025

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

The deferred tax assets associated with our U.S. federal and state net operating losses available for carryforward have been fully reserved with valuation allowances at December 31, 2016 and 2015. Also, our ability to utilize our U.S. net operating loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2016, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $31.5 million which expire in 2026. The deferred tax assets associated with the U.S. foreign income tax credits have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2016, 2015 and 2014 have been recognized in our income tax provision.

Income taxes have not been provided on approximately $917.0 million of the undistributed earnings of our foreign subsidiaries at December 31, 2016, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both U.S. federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate withholding taxes and income taxes of approximately $42.1 million.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2010-2016. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. Current examinations include our 2012 and 2013 Philippine income tax returns and 2010-2014 Malaysian income tax returns.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$23,332	$12,670	$27,128
Additions based on tax positions related to the current year	1,822	12,727	6,032
Additions for tax positions of prior years	689	3,341	1,240
Reductions for tax positions of prior years	(2,589)	(4,815)	(15,433)
Reductions related to settlements with tax authorities	—	—	(6,297)
Reductions from lapse of statutes of limitations	(105)	(591)	—
Balance at December 31	$23,149	$23,332	$12,670

The net decrease in our unrecognized tax benefits was $0.2 million from December 31, 2015 to December 31, 2016. Our unrecognized tax benefits decreased by $2.0 million as a result of the positive ruling on the tax treatment of an expense. The decrease was offset by increases primarily related to income attribution and income characterization. At December 31, 2016, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $21.3 million as of December 31, 2016, and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above include positions that have reduced deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities. The balance of accrued and unpaid interest and penalties is $2.5 million as of December 31, 2016 and is included as a component in other non-current liabilities in connection with our unrecognized tax benefits.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

7.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes restricted shares held by retirement eligible recipients and is reduced for treasury stock.

Diluted EPS is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, unvested restricted shares and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income attributable to Amkor	$164,190	$51,098	$129,739
Income allocated to participating securities	—	(59)	(370)
Net income available to Amkor common stockholders — basic	164,190	51,039	129,369
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	—	—	6
Interest on 6.0% convertible notes due 2014, net of tax	—	—	1,039
Net income attributable to Amkor — diluted	$164,190	$51,039	$130,414

Weighted-average shares outstanding — basic	237,416	236,850	230,710
Effect of dilutive securities:
Stock options and restricted share awards	618	320	712
6.0% convertible notes due 2014	—	—	5,309
Weighted-average shares outstanding — diluted	238,034	237,170	236,731
Net income attributable to Amkor per common share:
Basic	$0.69	$0.22	$0.56
Diluted	0.69	0.22	0.55

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Stock options and restricted share awards	1,135	1,858	1,303

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

8.	Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2016 and 2015, we sold accounts receivable totaling $574.1 million and $323.5 million, respectively, for a discount, plus fees, of $2.5 million and $1.5 million, respectively.

9.	Inventories

Inventories consist of the following:

	December 31,
	2016	2015
	(In thousands)
Raw materials and purchased components	$173,035	$163,024
Work-in-process	94,955	75,181
Total inventories	$267,990	$238,205

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2016	2015
	(In thousands)
Land	$240,719	$237,815
Land use rights	26,845	26,845
Buildings and improvements	1,362,007	1,010,201
Machinery and equipment	4,483,523	4,226,401
Software and computer equipment	205,969	197,266
Furniture, fixtures and other equipment	21,313	21,259
Construction in progress	87,037	352,607
Total property, plant and equipment	6,427,413	6,072,394
Less accumulated depreciation and amortization	(3,862,765)	(3,493,377)
Total property, plant and equipment, net	$2,564,648	$2,579,017

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation expense	$552,989	$492,458	$463,540

In December 2016, we completed the initial phase of construction of K5 and transferred $325.8 million from construction in progress to building and improvements and machinery and equipment. We had $44.8 million and $312.1 million of costs for K5 in construction in progress as of December 31, 2016 and 2015, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As part of our plan to consolidate factory operations in Korea, we entered into an agreement in November 2016 to sell the land and buildings comprising our K1 factory for a sale price of ₩162.1 billion (approximately $135 million).  We received 10% of the purchase price at signing and the balance is due at closing. The transaction is expected to close during the second quarter of 2017 at which time we expect to recognize a pre-tax gain of approximately $100 million.

11.	Goodwill

The following table presents the changes in the carrying amount of goodwill:

Goodwill
(In thousands)
Balance as of December 31, 2014	$—
Goodwill acquired	23,409
Balance as of December 31, 2015	$23,409
Translation adjustments	713
Balance as of December 31, 2016	$24,122

Goodwill relates to the increase in our ownership interest in J-Devices to 100% on December 30, 2015 (Note 3). No goodwill impairment has been identified in any of the years presented.

12.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
	(In thousands)
Payroll and benefits	$117,636	$95,011
Deferred revenue and customer advances	65,653	49,243
Income taxes payable	37,961	21,448
Accrued settlement costs	35,304	32,987
Accrued severance plan obligations (Note 14)	14,053	14,306
Accrued interest	13,046	12,920
Other accrued expenses	55,016	38,297
Total accrued expenses	$338,669	$264,212

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2016	2015
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$100,000
Senior notes:
6.625% Senior notes, due June 2021, $75 million related party	400,000	400,000
6.375% Senior notes, due October 2022	524,971	525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$100 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2017 (2)	—	40,000
Term loan, LIBOR plus 2.60%, due May 2018	120,000	120,000
Term loan, LIBOR plus 2.70%, due December 2019	55,000	70,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	150,000	150,000
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020	80,000	80,000
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	86,000	40,000
J-Devices Corporation:
Short-term term loans, variable rate (4)	22,230	15,582
Term loans, fixed rate at 0.53%, due April 2018	19,460	31,465
Short-term term loans, fixed rate at 0.50%	—	5,808
Term loans, TIBOR plus 1.00%	—	2,800
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (5)	20,000	10,000
Term loan, LIBOR plus 1.80%, due December 2019 (China) (6)	—	—
	1,477,661	1,590,655
Less: Unamortized premium and deferred debt costs, net	(2,831)	(3,616)
Less: Short-term borrowings and current portion of long-term debt	(35,192)	(76,770)
Long-term debt (including related party)	$1,439,638	$1,510,269

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit of $25.0 million. Principal is payable at maturity. The availability for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $200.0 million as of December 31, 2016. Additionally, we had $0.5 million of standby letters of credit outstanding, resulting in $199.5 million available to be drawn.

(2)
In June 2012, we entered into a $41.0 million revolving credit facility. In March 2016, we increased the facility to $100.0 million. In June 2016, we amended the maturity date to June 2017. Principal is payable at maturity. As of December 31, 2016, $100.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(3)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. In November 2016, the loan agreement was amended to extend the period for which we may borrow to June 2020. Principal is payable at maturity. At December 31, 2016, $64.0 million was available to be borrowed.

(4)	We entered into various short-term loans which mature semi-annually. Principle is payable in monthly installments. As of December 31, 2016, $4.7 million was available to be drawn.

(5)	In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. As of December 31, 2016, $19.0 million was available to be drawn.

(6)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. In January 2017, we borrowed $50.0 million.

Our foreign debt is generally collateralized by the land, buildings and equipment in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other variable and fixed rate debt. Refer to the table above for the interest rates on our fixed rate debt and to the table below for the interest rates on our variable rate debt.

	Variable Interest Rates at December 31,
	2016	2015
Amkor Technology, Inc.:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019	—%	2.13%
Amkor Technology Korea, Inc.:
$100 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2017	—%	3.32%
Term loan, LIBOR plus 2.60%, due May 2018	3.49%	2.99%
Term loan, LIBOR plus 2.70%, due December 2019	3.54%	3.02%
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	3.58%	3.19%
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020	3.59%	3.19%
Term Loan, fund floating rate plus 1.60%, due June 2020	2.79%	2.32%
J-Devices Corporation:
Short-term credit facilities, variable rate	0.32%	0.46%
Term loans, TIBOR plus 1.00%	—%	1.13%
Amkor Technology Taiwan Ltd.:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020	2.78%	1.66%

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at December 31, 2016 and 2015.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2017	$35,192
2018	126,498
2019	135,000
2020	256,000
2021	400,000
Thereafter	524,971
Total debt	$1,477,661

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

The changes to the balance of our severance accrual are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at the beginning of year	$143,151	$146,880	$145,373
Provision of severance benefits	6,746	21,088	17,593
Severance payments	(9,429)	(15,021)	(10,160)
(Gain) loss on foreign currency	(4,072)	(9,796)	(5,926)
	136,396	143,151	146,880
Payments remaining with the National Pension Fund	(182)	(192)	(219)
Total severance obligation balance at the end of year	136,214	142,959	146,661
Less current portion of accrued severance obligation (Note 12)	14,053	14,306	13,226
Non-current portion of severance obligation	$122,161	$128,653	$133,435

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses.

The following table summarizes the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2016 and 2015.

	For the Year Ended December 31,
	2016	2015
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$109,695	$74,009
Service cost	33,854	12,481
Interest cost	3,641	2,954
Benefits paid	(8,499)	(3,924)
Actuarial (gain) loss	(2,801)	(2,631)
Acquisition (Note 3)	—	31,859
Settlement	(1,165)	—
Foreign exchange (gain) loss	(3,309)	(5,053)
Projected benefit obligation at end of year	131,416	109,695
Change in plan assets:
Fair value of plan assets at beginning of year	76,042	54,771
Actual gain (loss) on plan assets	2,876	1,564
Employer contributions	25,114	12,190
Acquisition (Note 3)	—	13,935
Settlement	(1,165)	—
Benefits paid	(8,499)	(3,924)
Foreign exchange gain (loss)	(2,897)	(2,494)
Fair value of plan assets at end of year	91,471	76,042
Funded status of the Plans at end of year	$(39,945)	$(33,653)

The accrued benefit liability, included in pension and severance obligations in the Consolidated Balance Sheets, as of December 31, 2016 and 2015 was $39.9 million and $33.7 million, respectively. The accumulated benefit obligation as of December 31, 2016 and 2015 was $94.5 million and $77.6 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss) related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2014, net of tax	$540	$(3,065)	$(2,525)
Amortization included in net periodic pension cost	20	68	88
Net gain (loss) arising during period	—	1,012	1,012
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	20	1,080	1,100
Balance at December 31, 2015, net of tax	$560	$(1,985)	$(1,425)
Amortization included in net periodic pension cost	22	73	95
Net gain (loss) arising during period	—	2,468	2,468
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	22	2,541	2,563
Balance at December 31, 2016, net of tax	$582	$556	$1,138

Estimated amortization of cost to be included in 2017 net periodic pension cost	$30	$84	$114

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2016	2015
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$131,416	$101,832
Aggregate fair value of plan assets	91,471	67,622
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	49,285	40,428
Aggregate fair value of plan assets	16,811	13,944

The following table summarizes net periodic pension costs:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$33,854	$12,481	$5,042
Interest cost	3,641	2,954	3,051
Expected return on plan assets	(3,788)	(3,330)	(3,094)
Amortization of prior service cost	35	34	116
Recognized actuarial (gain) loss	94	91	141
Net periodic pension cost	33,836	12,230	5,256
Settlement (gain) loss	128	27	97
Total pension expense	$33,964	$12,257	$5,353

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As a result of the adoption of a defined benefit pension plan in Korea beginning on August 1, 2015, and the acquisition of J-Devices on December 30, 2015, our net periodic pension cost has increased from the prior periods.

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Discount rate for determining net periodic pension cost	3.3%	4.2%	3.9%
Discount rate for determining benefit obligations at year end	3.1%	3.3%	4.2%
Rate of compensation increase for determining net periodic pension cost	3.9%	4.7%	4.1%
Rate of compensation increase for determining benefit obligations at year end	3.8%	3.9%	4.7%
Expected rate of return on plan assets for determining net periodic pension cost	5.0%	6.2%	6.2%

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

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	59%	39%	2%
Korea defined benefit plan	40%	50%	10%
Philippine defined benefit plan	40%	56%	4%

Philippine plan assets included Amkor common stock of $0.6 million at December 31, 2015. The common stock was sold in 2016.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents (Level 1)	$10,419	$14,944
Equity securities
U.S. securities (Level 1)	12,602	19,501
Foreign securities (Level 1)	8,825	10,689
Foreign mutual funds (Level 1)	12,718	—
	34,145	30,190
Fixed income funds (Level 1)	—	3,492
Debt securities
U.S. government bonds (Level 1)	2,859	2,187
U.S. corporate bonds (Level 1)	1,980	—
Foreign government bonds (Level 1)	11,001	880
Foreign government bonds (Level 2)	7,727	8,092
Foreign corporate bonds (Level 2)	1,693	—
Foreign treasury notes (Level 1)	—	6,665
Foreign mutual funds (Level 1)	10,044	—
	35,304	17,824
Foreign guaranteed investment contracts (Level 3)	2,445	842
Taiwan retirement fund (Level 1)	8,972	8,621
Other (Level 2)	186	129
Total	$91,471	$76,042

The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $23 million during 2017. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2017	$6,884
2018	5,748
2019	7,638
2020	9,579
2021	11,540
2022 to 2026	91,261

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $8.8 million, $8.6 million and $6.8 million for 2016, 2015 and 2014, respectively.

15.	Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Equity Interest in J-Devices' Other Comprehensive Income (Loss)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2014	$(2,525)	$(513)	$(29,433)	$(32,471)
Other comprehensive income (loss) before reclassifications	1,012	(146)	(154)	712
Amounts reclassified from accumulated other comprehensive income (loss)	88	—	29,587	29,675
Other comprehensive income (loss)	1,100	(146)	29,433	30,387
Accumulated other comprehensive income (loss) at December 31, 2015	$(1,425)	$(659)	$—	$(2,084)
Other comprehensive income (loss) before reclassifications	2,468	5,783	—	8,251
Amounts reclassified from accumulated other comprehensive income (loss)	95	—	—	95
Other comprehensive income (loss)	2,563	5,783	—	8,346
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$—	$6,262

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14) or other (income) expense, net. In 2014, the amount reclassified out of accumulated other comprehensive income (loss) and included in other (income) expense, net was a result of the release of accumulated foreign currency translation adjustments associated with the sale of our subsidiary in Japan (Note 3). In 2015, the amount reclassified out of accumulated other comprehensive income (loss) and included in other (income) expense, net was due to the release of our previously held equity interest in J-Devices' accumulated foreign currency translation upon consolidation of J-Devices (Note 3).

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

The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable, and certain other current assets and accrued expenses approximate carrying values because of their short-term nature. The carrying value of certain

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

other non-current liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. We also review goodwill for impairment annually during the fourth quarter of each year. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

Our recurring fair value measurements consist of the following:

	December 31,
	2016	2015
	(In thousands)
Cash equivalent money market funds (Level 1)	$39,548	$81,473
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$954,765	$922,140	$902,563	$921,384
Revolving credit facilities and term loans (Level 2)	551,793	552,690	664,085	665,655
Total debt	$1,506,558	$1,474,830	$1,566,648	$1,587,039

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

We have a letter of credit sub-facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of December 31, 2016, we had $0.5 million of standby letters of credit outstanding. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

At December 31, 2016, the remaining amount we owe Tessera under our settlement agreement was $77.5 million. The current portion of this liability is recorded in accrued expenses (Note 12) and the non-current portion is recorded in other non-current liabilities in our Consolidated Financial Statements. We will also charge $4.4 million of the amount owed to interest expense over the remaining two year term of the arrangement.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

Lease Payments
(In thousands)
2017	$20,079
2018	11,893
2019	9,783
2020	5,321
2021	4,054
Thereafter	8,596
Total	$59,726

Rent expense amounted to $43.8 million, $24.5 million and $28.5 million for 2016, 2015 and 2014, respectively.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2017 through 2025 are $14.3 million.

18.	Business Segments, Customer Concentrations and Geographic Information

We operate as a single operating segment as managed by our Chief Executive Officer, who is considered our chief operating decision maker ("CODM"). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of our operating and financial results. We have concluded that we have a single operating segment based on the following:

•	We are managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	We assess performance, including incentive compensation, based on consolidated operating performance and financial results;

•	Our CODM allocates resources and makes other operating decisions based on specific customer business opportunities and

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

•	We have an integrated process for the design, development and manufacturing services we provide to all of our customers. We also have centralized sales and administrative functions.
The following table presents net sales by product group:

	Net Sales for the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Advanced products	$1,679,529	$1,432,493	$1,552,948
Mainstream products	2,214,106	1,452,110	1,576,492
Total net sales	$3,893,635	$2,884,603	$3,129,440

The following table presents net sales by country based on customer headquarters location:

	Net Sales for the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Japan	$1,158,318	$372,810	$472,152
Asia Pacific (excluding Japan)	627,177	609,409	614,909
Europe, Middle East and Africa	487,584	489,842	426,969
Total foreign countries	2,273,079	1,472,061	1,514,030
United States	1,620,556	1,412,542	1,615,410
Total net sales	$3,893,635	$2,884,603	$3,129,440

One customer accounted for 15.8%, 11.0%, and 13.2% and a second customer accounted for 12.7%, 14.4% and 17.5% of net sales in 2016, 2015 and 2014, respectively.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net at December 31,
	2016	2015
	(In thousands)
China	$500,319	$513,175
Japan	245,233	230,436
Korea	1,130,147	1,124,435
Malaysia	36,248	39,037
Philippines	313,885	328,604
Taiwan	326,614	330,604
Other foreign countries	243	261
Total foreign countries	2,552,689	2,566,552
United States	11,959	12,465
Total property, plant and equipment, net	$2,564,648	$2,579,017

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

19.	Revision of Previously Reported Financial Information

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

The following tables present the effect of the aforementioned revisions on our Consolidated Statements of Income for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Other (income) expense, net	$10,928	$(377)	$10,551	$(24,543)	$—	$(24,543)
Equity in earnings of J-Devices	20,107	(6,091)	14,016	31,654	(647)	31,007
Net income	59,607	(5,714)	53,893	133,887	(647)	133,240
Net income attributable to Amkor	56,812	(5,714)	51,098	130,386	(647)	129,739
Net income attributable to Amkor per common share:
Basic	$0.24	$(0.02)	$0.22	$0.56	$—	$0.56
Diluted	0.24	(0.02)	0.22	0.55	—	0.55

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following tables present the effect of the aforementioned revisions on our Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, and the three months ended March 31, 2016:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands)
Net income	$59,607	$(5,714)	$53,893	$133,887	$(647)	$133,240
Equity interest in J-Devices' other comprehensive income (loss), net of tax	29,829	(396)	29,433	(19,136)	292	(18,844)
Total other comprehensive income (loss)	30,783	(396)	30,387	(32,612)	292	(32,320)
Comprehensive income	90,390	(6,110)	84,280	101,275	(355)	100,920
Comprehensive income attributable to Amkor	87,595	(6,110)	81,485	97,774	(355)	97,419

	For the Three Months Ended March 31, 2016
	As Reported	Adjustments	As Revised
	(In thousands)
Foreign currency translation adjustment	$19,864	$(541)	$19,323
Total other comprehensive income (loss)	19,888	(541)	19,347
Comprehensive income	19,483	(541)	18,942
Comprehensive income attributable to Amkor	19,013	(541)	18,472

The following table presents the effect of the aforementioned revisions on our Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(In thousands)
Net income	$59,607	$(5,714)	$53,893	$133,887	$(647)	$133,240
Equity in earnings of unconsolidated affiliate	(20,107)	6,091	(14,016)	(31,654)	647	(31,007)
Loss from acquisition of J-Devices	13,878	(377)	13,501	—	—	—

20.	Subsequent Event

On February 1, 2017, we entered into a definitive agreement to acquire 100% of the shares of NANIUM S.A., a provider of wafer-level fan-out semiconductor packaging solutions.  The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions and regulatory approvals.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2014	$179,183	(10,838)	(2,534)	(15,964)	$149,847
Year ended December 31, 2015	$149,847	18,507	(248)	(1)	$168,105
Year ended December 31, 2016	$168,105	7,729	(15,091)	4,624	$165,367

(a)
Column represents adjustments to the deferred tax asset valuation allowance directly through stockholders’ equity for changes in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans, the sale of a subsidiary in 2014 and the adoption of ASU 2016-09 on July 1, 2016.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We are implementing an enterprise resource planning module in a multi-year program in certain of our factories. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2017 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2017 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2016:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plan approved by stockholders (1)	2,443	$6.93	11,035
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	2,443		11,035

(1)
As of December 31, 2016, a total of 11.0 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2017 Annual Meeting of Stockholders.

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

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 24, 2017
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen D. Kelley and Megan Faust, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 24, 2017
Stephen D. Kelley

/s/ Megan Faust	Corporate Vice President and Chief Financial Officer	February 24, 2017
Megan Faust

/s/ James J. Kim	Executive Chairman	February 24, 2017
James J. Kim

/s/ John T. Kim	Executive Vice Chairman	February 24, 2017
John T. Kim

/s/ Susan Y. Kim	Director	February 24, 2017
Susan Y. Kim

/s/ Roger A. Carolin	Director	February 24, 2017
Roger A. Carolin

/s/ Winston J. Churchill	Director	February 24, 2017
Winston J. Churchill

Name	Title	Date

/s/ Robert R. Morse	Director	February 24, 2017
Robert R. Morse

/s/ John F. Osborne	Director	February 24, 2017
John F. Osborne

/s/ David N. Watson	Director	February 24, 2017
David N. Watson

/s/ James W. Zug	Director	February 24, 2017
James W. Zug

EXHIBIT INDEX

2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(4)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws as amended on November 5, 2013.(19)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.(10)
4.3	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(10)
4.4	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.(14)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(7)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(5)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(7)*
10.8	Amended and Restated 2007 Equity Incentive Plan.(11)*
10.9	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.(21)*
10.10	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan. (13)*
10.11	Executive Incentive Bonus Plan.(11)*
10.12	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(6)
10.13	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(8)
10.14
Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(12)

10.15
First Amendment, dated December 24, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(20)

10.16	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.(9)
10.17	Loan Agreement, dated November 23, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(15)
10.18	Form of Amendment to Factory Mortgage Agreement, dated November 23, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.(15)
10.19	Amendment to Loan Agreement, dated November 22, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.(19)
10.20	Amendment to Kun Mortgage Agreement, dated April 19, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank.(18)

10.21	Employment Offer Letter, dated April 30, 2013, between Amkor Technology, Inc. and Stephen D. Kelley.(16)*
10.22	Retirement Agreement and Release, dated May 8, 2013, between Amkor Technology, Inc. and Kenneth T. Joyce.(17)*
10.23	Separation and Consulting Agreement, dated July 17, 2013, between Amkor Technology, Inc. and Michael J. Lamble.(18)*
10.24	Amendment No. 1 to Amended and Restated 2007 Equity Incentive Plan.(22)*
10.25	Form of Outside Director Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.(23)*
10.26	Separation Agreement and Release, dated February 11, 2015, between Amkor Technology, Inc. and JooHo Kim.(21)*
10.27	Amendment No. 2 to Amended and Restated 2007 Equity Incentive Plan.(24)*
10.28	Agreement and Release, dated September 12, 2016, between Amkor Technology, Inc. and Joanne Solomon.(25)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004 (File No. 000-29472).
(5)	Incorporated by reference to the 1998 Stock Plan as amended and restated and form of agreement thereunder in the Company’s Annual Report on Form 10-K filed on March 16, 2006 (File No. 000-29472).
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007 (File No. 000-29472).
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 7, 2008 (File No. 000-29472).
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009 (File No. 000-29472).
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2010 (File No. 000-29472).
(10)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2011 (File No. 000-29472).
(11)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 5, 2012 (File No. 000-29472).
(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2012 (File No. 000-29472).
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2012 (File No. 000-29472).
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed September 21, 2012 (File No. 000-29472).
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed November 27, 2012 (File No. 000-29472).
(16)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 3, 2013 (File No. 000-29472).
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 10, 2013 (File No. 000-29472).
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 2, 2013 (File No. 000-29472).
(19)	Incorporated by reference to the Company's Annual Report on Form 10-K filed February 28, 2014 (File No. 000-29472).
(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed December 24, 2014 (File No. 000-29472).
(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed April 30, 2015 (File No. 000-29472).
(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed October 30, 2015 (File No. 000-29472).
(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 5, 2016 (File No. 000-29472).
(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 8, 2016 (File No. 000-29472).
(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 000-29472).