Form 10-Q
period 2017-03-31
AMKOR TECHNOLOGY, INC.
filed 2017-05-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 28, 2017 was 239,014,726.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2017 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (15) our efforts to enlarge our customer base in certain geographic areas and markets, (16) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (17) assumptions regarding outstanding stock options and restricted shares, (18) our expected rate of return for pension plan assets, (19) our plan to consolidate our factory operations in Korea and (20) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net sales	$913,600	$868,682
Cost of sales	770,694	745,798
Gross profit	142,906	122,884
Selling, general and administrative	76,695	73,635
Research and development	41,556	27,155
Total operating expenses	118,251	100,790
Operating income	24,655	22,094
Interest expense	21,254	16,192
Interest expense, related party	1,242	1,242
Other (income) expense, net	10,864	3,192
Total other expense, net	33,360	20,626
Income (loss) before taxes	(8,705)	1,468
Income tax expense	439	1,873
Net income (loss)	(9,144)	(405)
Net income attributable to non-controlling interests	(862)	(470)
Net income (loss) attributable to Amkor	$(10,006)	$(875)

Net income (loss) attributable to Amkor per common share:
Basic	$(0.04)	$—
Diluted	$(0.04)	$—

Shares used in computing per common share amounts:
Basic	238,685	237,025
Diluted	238,685	237,025

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss)	$(9,144)	$(405)
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	230	24
Foreign currency translation	13,586	19,323
Total other comprehensive income (loss)	13,816	19,347
Comprehensive income	4,672	18,942
Comprehensive income attributable to non-controlling interests	(862)	(470)
Comprehensive income attributable to Amkor	$3,810	$18,472

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$613,974	$549,518
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	545,794	563,107
Inventories	267,208	267,990
Other current assets	65,689	27,081
Total current assets	1,494,665	1,409,696
Property, plant and equipment, net	2,551,706	2,564,648
Goodwill	25,228	24,122
Restricted cash	4,263	3,977
Other assets	102,459	89,643
Total assets	$4,178,321	$4,092,086
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$36,927	$35,192
Trade accounts payable	453,686	487,430
Capital expenditures payable	209,831	144,370
Accrued expenses	338,663	338,669
Total current liabilities	1,039,107	1,005,661
Long-term debt	1,450,737	1,364,638
Long-term debt, related party	35,000	75,000
Pension and severance obligations	177,374	166,701
Other non-current liabilities	67,174	76,682
Total liabilities	2,769,392	2,688,682
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 284,552 and 284,479 shares issued; and 238,717 and 238,665 shares outstanding, in 2017 and 2016, respectively	285	284
Additional paid-in capital	1,896,286	1,895,089
Accumulated deficit	(313,563)	(303,557)
Accumulated other comprehensive income (loss)	20,078	6,262
Treasury stock, at cost, 45,835 and 45,814 shares, in 2017 and 2016, respectively	(214,700)	(214,490)
Total Amkor stockholders’ equity	1,388,386	1,383,588
Non-controlling interests in subsidiaries	20,543	19,816
Total equity	1,408,929	1,403,404
Total liabilities and equity	$4,178,321	$4,092,086
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(9,144)	$(405)
Depreciation and amortization	141,816	137,136
Other operating activities and non-cash items	(7,890)	(3,944)
Changes in assets and liabilities	(22,105)	5,311
Net cash provided by operating activities	102,677	138,098
Cash flows from investing activities:
Payments for property, plant and equipment	(88,285)	(198,788)
Proceeds from sale of property, plant and equipment	1,835	121
Other investing activities	(2,492)	(426)
Net cash used in investing activities	(88,942)	(199,093)
Cash flows from financing activities:
Payments under revolving credit facilities	—	(40,000)
Borrowings under short-term debt	13,275	—
Payments of short-term debt	(14,073)	(11,901)
Proceeds from issuance of long-term debt	50,000	—
Payments of long-term debt	(3,295)	(4,204)
Payments for debt issuance costs	(156)	(156)
Payment of deferred consideration for purchase of facility	(3,890)	—
Payments for capital lease obligations	(913)	(401)
Proceeds from the issuance of stock through share-based compensation plans	145	—
Payments of tax withholding for restricted shares	(210)	(119)
Payments of subsidiary dividends to non-controlling interests	(135)	(135)
Net cash provided by (used in) financing activities	40,748	(56,916)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	10,259	8,250
Net increase (decrease) in cash, cash equivalents and restricted cash	64,742	(109,661)
Cash, cash equivalents and restricted cash, beginning of period	555,495	527,348
Cash, cash equivalents and restricted cash, end of period	$620,237	$417,687
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$211,410	$199,944

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2016, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2016, filed on Form 10-K with the SEC on February 24, 2017. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

2.    New Accounting Standards

Recently Adopted Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. We adopted ASU 2015-11 at January 1, 2017. The adoption of ASU 2015-11 did not have a significant impact on our financial statements or disclosure.

In January 2017, the FASB issued ASU 2017-04, Intangible - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the goodwill impairment test by eliminating the second step of the current two-step impairment test.  ASU 2017-04 is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and is applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted ASU 2017-04 at January 1, 2017. The adoption of ASU 2017-04 did not have a significant impact on our financial statements or disclosure.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09. Early adoption is permitted, but we do not plan to adopt this standard early. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure and have not yet selected a transition method.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component of net periodic pension costs be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the statement of income as nonoperating expenses. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted and should be applied retrospectively. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure.

3.    Acquisition

In February 2017, we entered into a definitive agreement to acquire 100% of the shares of NANIUM, S.A., a provider of wafer-level fan-out semiconductor packaging solutions. The transaction is expected to close in the second quarter of 2017, subject to customary closing conditions and regulatory approvals.

4.    Share-Based Compensation Plans

The following table summarizes our share-based compensation expense attributable to stock options and restricted shares:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Share-based compensation expense	$1,053	$805

We recognized our share-based compensation costs primarily in selling, general and administrative expenses. There were no corresponding deferred income tax benefits for stock options or restricted shares.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2017:

	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	2,443	$6.93
Granted	2,735	9.86
Exercised	(27)	5.49
Forfeited or expired	—	—
Outstanding at March 31, 2017	5,151	$8.49	7.96	$15,973
Fully vested at March 31, 2017 and expected to vest thereafter	4,962	$8.45	7.89	$15,580
Exercisable at March 31, 2017	1,671	$7.30	4.61	$7,190

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Three Months Ended March 31,
	2017	2016
Expected life (in years)	5.6	6.0
Risk-free interest rate	1.9%	1.5%
Volatility	43%	44%
Dividend yield	—	—
Weighted-average grant date fair value per option granted	$4.16	$2.02

Total unrecognized compensation expense from stock options was $12.1 million as of March 31, 2017, which is expected to be recognized over a weighted-average period of 3.5 years beginning April 1, 2017.

Restricted Shares

The following table summarizes our restricted share activity for the three months ended March 31, 2017:

	Number of Shares (In thousands)	Weighted- Average Grant Date Fair Value (Per share)
Non-vested at December 31, 2016	145	$5.02
Awards granted	200	9.86
Awards vested	(47)	4.50
Awards forfeited	—	—
Non-vested at March 31, 2017	298	$8.35

Total unrecognized compensation cost from restricted shares was $1.9 million as of March 31, 2017, which is expected to be recognized over a weighted-average period of 2.7 years beginning April 1, 2017.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest income	$(511)	$(404)
Foreign currency (gain) loss, net	11,384	3,623
Other	(9)	(27)
Other (income) expense, net	$10,864	$3,192

6.    Income Taxes

Our income tax expense of $0.4 million for the three months ended March 31, 2017 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

We maintain a valuation allowance on all our U.S. net deferred tax assets, including our net operating loss carryforwards. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits increased from $23.1 million at December 31, 2016, to $24.7 million as of March 31, 2017. Most of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

7.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding is reduced for treasury stock.

Diluted EPS is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and unvested restricted shares.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income (loss) available to Amkor common stockholders	$(10,006)	$(875)
Weighted-average number of common shares outstanding — basic	238,685	237,025
Weighted-average number of common shares outstanding — diluted	238,685	237,025
Net income (loss) attributable to Amkor per common share:
Basic	$(0.04)	$—
Diluted	(0.04)	—

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Stock options and restricted share awards	5,449	4,033

8.    Equity and Accumulated Other Comprehensive Income (Loss)

Changes in equity consist of the following:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2016	$1,383,588	$19,816	$1,403,404
Net income (loss)	(10,006)	862	(9,144)
Other comprehensive income (loss)	13,816	—	13,816
Issuance of stock through employee share-based compensation plans	145	—	145
Treasury stock acquired through surrender of shares for tax withholding	(210)	—	(210)
Share-based compensation	1,053	—	1,053
Subsidiary dividends paid to non-controlling interests	—	(135)	(135)
Equity at March 31, 2017	$1,388,386	$20,543	$1,408,929

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2015	$1,200,286	$17,250	$1,217,536
Net income (loss)	(875)	470	(405)
Other comprehensive income (loss)	19,347	—	19,347
Treasury stock acquired through surrender of shares for tax withholding	(119)	—	(119)
Share-based compensation	805	—	805
Subsidiary dividends paid to non-controlling interests	—	(135)	(135)
Equity at March 31, 2016	$1,219,444	$17,585	$1,237,029

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	—	13,586	13,586
Amounts reclassified from accumulated other comprehensive income (loss)	230	—	230
Other comprehensive income (loss)	230	13,586	13,816
Accumulated other comprehensive income (loss) at March 31, 2017	$1,368	$18,710	$20,078

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income (loss) before reclassifications	—	19,323	19,323
Amounts reclassified from accumulated other comprehensive income (loss)	24	—	24
Other comprehensive income (loss)	24	19,323	19,347
Accumulated other comprehensive income (loss) at March 31, 2016	$(1,401)	$18,664	$17,263

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

9.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2017 and 2016, we sold accounts receivable totaling $132.2 million and $139.1 million for a discount, plus fees, of $0.8 million and $0.4 million, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Raw materials and purchased components	$179,932	$173,035
Work-in-process	87,276	94,955
Total inventories	$267,208	$267,990

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Land	$215,566	$240,719
Land use rights	26,845	26,845
Buildings and improvements	1,339,370	1,362,007
Machinery and equipment	4,580,400	4,483,523
Software and computer equipment	208,655	205,969
Furniture, fixtures and other equipment	22,133	21,313
Construction in progress	89,799	87,037
Total property, plant and equipment	6,482,768	6,427,413
Accumulated depreciation and amortization	(3,931,062)	(3,862,765)
Total property, plant and equipment, net	$2,551,706	$2,564,648

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Depreciation expense	$141,456	$136,508

We had $46.8 million and $44.8 million of costs for our factory and research and development facility in Korea ("K5") in construction in progress as of March 31, 2017 and December 31, 2016, respectively.

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for ₩162.1 billion ($142.4 million).  We received 10% of the sale price at signing in November 2016 and the balance at closing in May 2017. In May 2017, we recognized a pre-tax gain of $108.1 million. As of March 31, 2017, $34.3 million was classified as assets held for sale and recorded in other current assets in our Consolidated Balance Sheet.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Payroll and benefits	$116,526	$117,636
Deferred revenue and customer advances	58,873	65,653
Accrued settlement costs	35,908	35,304
Accrued interest	28,083	13,046
Income taxes payable	25,453	37,961
Accrued severance plan obligations	15,266	14,053
Other accrued expenses	58,554	55,016
Total accrued expenses	$338,663	$338,669

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2017	December 31, 2016
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
6.625% Senior notes, due June 2021	400,000	400,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$100 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2017 (2)	—	—
Term loan, LIBOR plus 2.60%, due May 2018	120,000	120,000
Term loan, LIBOR plus 2.70%, due December 2019	55,000	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	150,000	150,000
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020 (2)	80,000	80,000
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	86,000	86,000
J-Devices Corporation:
Short-term term loans, variable rate (4)	22,370	22,230
Term loans, fixed rate at 0.53%, due April 2018	16,964	19,460
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (5)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China) (6)	50,000	—
	1,525,305	1,477,661
Less: Unamortized premium and deferred debt costs, net	(2,641)	(2,831)
Less: Short-term borrowings and current portion of long-term debt	(36,927)	(35,192)
Long-term debt (including related party)	$1,485,737	$1,439,638

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit facility of $25.0 million. Principal is payable at maturity. The availability for the revolving credit facility is based on the amount of our eligible accounts receivable, which was $166.0 million as of March 31, 2017. Additionally, we had $0.5 million of standby letters of credit outstanding, resulting in $165.5 million available to be drawn as of March 31, 2017.

(2)
In June 2012, we entered into a $41.0 million revolving credit facility. In March 2016, we increased the facility to $100.0 million. Principal is payable at maturity. Interest is payable monthly in arrears, at a foreign currency funding-linked base rate plus 1.60% (3.62% as of March 31, 2017). As of March 31, 2017, $100.0 million was available to be drawn. In April 2017, we borrowed $75.0 million on this facility and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

(3)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (2.93% as of March 31, 2017). As of March 31, 2017, $64.0 million was available to be borrowed.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)
We entered into various short-term term loans which mature semiannually. Principal is payable in monthly installments. Interest is payable monthly, at TIBOR plus 0.24% to 0.38% (weighted-average of 0.32% as of March 31, 2017). As of March 31, 2017, $3.1 million was available to be drawn.

(5)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus a bank determined spread (2.54% as of March 31, 2017). As of March 31, 2017, $19.0 million was available to be drawn.

(6)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly, at LIBOR plus 1.80% (2.81% as of March 31, 2017). In January 2017, we borrowed $50.0 million.

Our foreign debt is generally collateralized by the land, buildings and equipment in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at March 31, 2017.

14.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Service cost	$8,340	$8,170
Interest cost	1,007	904
Expected return on plan assets	(1,128)	(947)
Amortization of prior service cost	31	9
Recognized actuarial loss	22	24
Net periodic pension cost	$8,272	$8,160

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Defined contribution expense	$3,198	$2,935

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

Recurring fair value measurements consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Cash equivalent money market funds (Level 1)	$78,596	$39,548
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$949,700	$922,330	$954,765	$922,140
Revolving credit facilities and term loans (Level 2)	599,731	600,334	551,793	552,690
Total debt	$1,549,431	$1,522,664	$1,506,558	$1,474,830

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans is calculated using a discounted cash flow analysis, which utilizes market based assumptions including forward interest rates adjusted for credit risk.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.    Commitments and Contingencies

We have a letter of credit sub-limit facility of $25.0 million under our $200.0 million senior secured revolving credit facility that matures in December 2019. As of March 31, 2017, we had $0.5 million of standby letters of credit outstanding, which we use in the ordinary course of our business.

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

Financial Highlights

Our net sales increased $44.9 million or 5.2% to $913.6 million for the three months ended March 31, 2017 from $868.7 million for the three months ended March 31, 2016. The increase was due primarily to higher net sales in most of our end markets.

Gross margin for the three months ended March 31, 2017 increased to 15.6% from 14.1% for the three months ended March 31, 2016. The improvement in gross margin was primarily attributable to the increase in net sales and related operating leverage on our fixed assets.

Our capital expenditures are primarily for investments in advanced packaging and test equipment and totaled $88.3 million for the three months ended March 31, 2017, compared to $198.8 million for the three months ended March 31, 2016. First quarter 2016 capital expenditures included $105.5 million for construction of our K5 facility in Korea.

Net cash provided by operating activities was $102.7 million for the three months ended March 31, 2017, compared to $138.1 million for the three months ended March 31, 2016. This decrease was primarily due to changes in working capital, partially offset by higher sales and gross profit.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Materials	35.4%	37.5%
Labor	16.5%	16.2%
Other manufacturing costs	32.5%	32.2%
Gross margin	15.6%	14.1%
Operating income	2.7%	2.5%
Net income (loss) attributable to Amkor	(1.1)%	(0.1)%

Net Sales

	For the Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Net sales	$913,600	$868,682	$44,918	5.2%

The increase in net sales for the three months ended March 31, 2017, compared with the three months ended March 31, 2016, was primarily attributable to higher net sales in most of our end markets.

Gross Margin

	For the Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Gross profit	$142,906	$122,884	$20,022
Gross margin	15.6%	14.1%	1.5%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the increase in net sales and related operating leverage on our fixed costs.

Selling, General and Administrative

	For the Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Selling, general and administrative	$76,695	$73,635	$3,060	4.2%

Selling, general and administrative expenses for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 was primarily attributable to higher employee compensation costs and professional fees.

Research and Development

	For the Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Research and development	$41,556	$27,155	$14,401	53.0%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses increased in the three months ended March 31, 2017 compared with the three months ended March 31, 2016, primarily due to costs associated with our new K5 facility in Korea. The increase was partially offset by the reduction in costs for projects that moved into production.

Other Income and Expense

	For the Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except percentages)
Interest expense, including related party	$22,496	$17,434	$5,062	29.0%
Foreign currency (gain) loss, net	11,384	3,623	7,761	>100%
Other (income) expense, net	(520)	(431)	(89)	20.6%
Total other expense, net	$33,360	$20,626	$12,734	61.7%

Interest expense increased for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. In the three months ended March 31, 2016 we capitalized $4.4 million of interest on our outstanding debt in connection with the construction of K5. We ceased capitalizing interest in March 2016 which resulted in an increase in interest expense in the three months ended March 31, 2017 compared with the same period in 2016.

We recorded net foreign currency losses of $11.4 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively, primarily due to unfavorable foreign currency exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended March 31,
	2017	2016	Change
	(In thousands)
Income tax expense	$439	$1,873	$(1,434)

Generally, our annual effective tax rate is below the U.S. federal tax rate of 35% because most of our income is taxed in foreign jurisdictions in the Asia Pacific region, where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense includes foreign withholding taxes and minimum taxes.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative mix of earnings in each location. During 2017 and 2016, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2025. We expect our effective tax rate to increase as the tax holidays expire because income earned in these jurisdictions will be subject to higher statutory income tax rates.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of March 31, 2017, we had cash and cash equivalents of $614.0 million. Included in our cash balance as of March 31, 2017, is $352.3 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt facilities. Consequently, we would not expect to incur a significant amount of income tax if we were to remit cash currently held offshore to the U.S. through these facilities. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, in some cases we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes due to the availability of tax loss carryovers and foreign tax credits.

As of March 31, 2017, we had availability of $165.5 million under our $200.0 million first lien senior secured revolving credit facility. The borrowing base for the revolving credit facility is limited to the amount of our eligible accounts receivable which was $166.0 million as of March 31, 2017. The borrowing base is reduced by $0.5 million of outstanding standby letters of credit. Our foreign subsidiaries had $119.0 million available to be drawn under secured revolving credit facilities and $67.1 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures. In April 2017, we borrowed $75.0 million on our revolving credit facility in Korea and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

As of March 31, 2017, we had $1,522.7 million of debt. Our scheduled principal repayments on debt include $33.5 million due in 2017, $127.8 million due in 2018, $183.0 million due in 2019, $256.0 million due in 2020, $400.0 million due in 2021 and $525.0 million due thereafter. We were in compliance with all debt covenants at March 31, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the three months ended March 31, 2017 and 2016, we sold accounts receivable totaling $132.2 million and $139.1 million, for a discount, plus fees, of $0.8 million and $0.4 million, respectively. At March 31, 2017 and December 31, 2016, there were outstanding receivables of $153.6 million and $184.6 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of March 31, 2017, the severance liability was $142.6 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

Under the terms of a January 2015 patent license litigation settlement, Amkor agreed to pay a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of March 31, 2017, we owe $67.8 million under the settlement.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At March 31, 2017, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect our 2017 capital expenditures will be approximately $500 million. During the three months ended March 31, 2017, our capital expenditures totaled $88.3 million. Ultimately, the amount of our 2017 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016, was as follows:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating activities	$102,677	$138,098
Investing activities	(88,942)	(199,093)
Financing activities	40,748	(56,916)

Operating activities:   Our cash flows provided by operating activities for the three months ended March 31, 2017, decreased by $35.4 million compared to the three months ended March 31, 2016, primarily due to changes in working capital, partially offset by higher sales and gross profit.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which decreased compared to the three months ended March 31, 2016, primarily due to the completion of the initial phase of K5 construction in December 2016.

Financing activities:   The net cash provided by financing activities for the three months ended March 31, 2017, was primarily driven by the borrowing in China. The net cash used in financing activities for the three months ended March 31, 2016 was driven by repayments in Korea and Japan.

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

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$102,677	$138,098
Payments for property, plant and equipment	(88,285)	(198,788)
Proceeds from sale of property, plant and equipment	1,835	121
Free cash flow	$16,227	$(60,569)

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2017 - Remaining	2018	2019	2020	2021	Thereafter
	(In thousands)
Total debt	$1,525,305	$33,538	$127,796	$183,000	$256,000	$400,000	$524,971
Scheduled interest payment obligations (1)	367,705	74,668	76,271	73,346	63,232	46,719	33,469
Purchase obligations (2)	157,477	140,415	5,656	2,210	1,806	1,539	5,851
Operating lease obligations	67,057	16,857	15,328	12,398	7,469	6,147	8,858
Severance obligations (3)	142,628	11,449	13,686	12,274	11,027	9,891	84,301
Settlement payments (4)	67,813	29,063	38,750	—	—	—	—
Total contractual obligations	$2,327,985	$305,990	$277,487	$283,228	$339,534	$464,296	$657,450

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2017, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at March 31, 2017.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At March 31, 2017, the total obligation is $67.8 million of which $35.9 million is a current liability, $28.6 million is a non-current liability and $3.3 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheets at March 31, 2017, include:

•	$46.0 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$23.1 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there have been no significant changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar as of March 31, 2017, our income before taxes would have been approximately $12 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2017, approximately 71% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the three months ended March 31, 2017, approximately 48% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2017 would have been approximately $22 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities for the three months ended March 31, 2017 and 2016, was a net foreign translation gain of $13.6 million and $19.3 million, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2017:

	2017 - Remaining	2018	2019	2020	2021	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$10,167	$6,796	$—	$—	$400,000	$524,971	$941,934	$966,634
Average interest rate	0.5%	0.5%	—%	—%	6.6%	6.4%	6.4%
Variable rate debt	$23,371	$121,000	$183,000	$256,000	$—	$—	$583,371	$582,797
Average interest rate	0.4%	3.6%	3.4%	3.3%	—%	—%	3.3%
Total debt	$33,538	$127,796	$183,000	$256,000	$400,000	$524,971	$1,525,305	$1,549,431

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

We are implementing an enterprise resource planning module in a multi-year program in certain of our factories. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•	changes in our capacity and capacity utilization rates;

•	changes in average selling prices which can occur quickly due to the absence of long-term agreements on price;

•	changes in the mix of the semiconductor packaging and test services that we sell;

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

In a downturn in the semiconductor industry, IDMs and foundries could respond by shifting some or all outsourced packaging and test services to internally serviced capacity on a short-term basis. Also, the IDMs and foundries could curtail or reverse the trend of outsourcing packaging and test services. If we experience a significant loss of IDM or foundry business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows, especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2017, our total debt balance was $1,522.7 million, of which $36.9 million was classified as a current liability and $572.2 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $88.3 million during the three months ended March 31, 2017. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2017 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $142.6 million as of March 31, 2017. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

The demand for our services from each customer is directly dependent upon that customer's financial health, level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from year to year resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2017 capital expenditures will be approximately $500.0 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. In the past, we have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on Form 10-Q on our results of operations, financial condition and cash flows could change in the future.

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

The semiconductor packaging process generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Environmental, health and safety laws and regulations in places we do business, impose various controls on the use, storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. We may become liable under these environmental, health and safety laws and regulations for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties. In such an event, we could be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and could also be subject to revocation of permits negatively affecting our operations.

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

As of March 31, 2017, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	21,754	9.66	—	91,586,032
March 1 - March 31	—	—	—	91,586,032
Total	21,754	$9.66	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, $150 million in August 2011 and $150 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended March 31, 2017, we made no common stock purchases, and at March 31, 2017, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Megan Faust
Corporate Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: May 5, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Employment Letter Agreement, dated February 27, 2017, between Amkor Technology, Inc. and Stephen D. Kelley. (1)*
10.2	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*
10.3	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*
10.4	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*
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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2017 (File No. 000-29472).
*	Indicates management compensatory plan, contract or arrangement.