Form 10-Q
period 2017-06-30
AMKOR TECHNOLOGY, INC.
filed 2017-08-04
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 28, 2017 was 239,275,354.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2017 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (15) our efforts to enlarge our customer base in certain geographic areas and markets, (16) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (17) assumptions regarding outstanding stock options and restricted shares, (18) our expected rate of return for pension plan assets, and (19) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net sales	$989,447	$917,326	$1,903,047	$1,786,008
Cost of sales	817,212	785,720	1,587,906	1,531,518
Gross profit	172,235	131,606	315,141	254,490
Selling, general and administrative	67,783	70,896	144,478	144,531
Research and development	44,268	30,168	85,824	57,323
Gain on sale of real estate	(108,109)	—	(108,109)	—
Total operating expenses	3,942	101,064	122,193	201,854
Operating income	168,293	30,542	192,948	52,636
Interest expense	22,158	20,816	43,412	37,008
Interest expense, related party	293	1,242	1,535	2,484
Other (income) expense, net	(3,190)	(242)	7,674	2,950
Total other expense, net	19,261	21,816	52,621	42,442
Income before taxes	149,032	8,726	140,327	10,194
Income tax expense	32,573	3,360	33,012	5,233
Net income	116,459	5,366	107,315	4,961
Net income attributable to non-controlling interests	(952)	(653)	(1,814)	(1,123)
Net income attributable to Amkor	$115,507	$4,713	$105,501	$3,838

Net income attributable to Amkor per common share:
Basic	$0.48	$0.02	$0.44	$0.02
Diluted	$0.48	$0.02	$0.44	$0.02

Shares used in computing per common share amounts:
Basic	238,863	237,090	238,774	237,058
Diluted	239,679	237,434	239,601	237,297

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$116,459	$5,366	$107,315	$4,961
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	18	23	248	47
Foreign currency translation	(833)	26,955	12,753	46,278
Total other comprehensive income (loss)	(815)	26,978	13,001	46,325
Comprehensive income	115,644	32,344	120,316	51,286
Comprehensive income attributable to non-controlling interests	(952)	(653)	(1,814)	(1,123)
Comprehensive income attributable to Amkor	$114,692	$31,691	$118,502	$50,163

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$657,627	$549,518
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	604,366	563,107
Inventories	295,750	267,990
Other current assets	36,889	27,081
Total current assets	1,596,632	1,409,696
Property, plant and equipment, net	2,645,810	2,564,648
Goodwill	25,161	24,122
Restricted cash	4,225	3,977
Other assets	112,303	89,643
Total assets	$4,384,131	$4,092,086
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$313,004	$35,192
Current portion of long-term debt, related party	17,546	—
Trade accounts payable	477,191	487,430
Capital expenditures payable	231,481	144,370
Accrued expenses	348,869	338,669
Total current liabilities	1,388,091	1,005,661
Long-term debt	1,220,236	1,364,638
Long-term debt, related party	17,454	75,000
Pension and severance obligations	170,554	166,701
Other non-current liabilities	60,842	76,682
Total liabilities	2,857,177	2,688,682
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 284,996 and 284,479 shares issued; and 239,063 and 238,665 shares outstanding, in 2017 and 2016, respectively	285	284
Additional paid-in capital	1,899,970	1,895,089
Accumulated deficit	(198,056)	(303,557)
Accumulated other comprehensive income (loss)	19,263	6,262
Treasury stock, at cost, 45,933 and 45,814 shares, in 2017 and 2016, respectively	(215,868)	(214,490)
Total Amkor stockholders’ equity	1,505,594	1,383,588
Non-controlling interests in subsidiaries	21,360	19,816
Total equity	1,526,954	1,403,404
Total liabilities and equity	$4,384,131	$4,092,086
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$107,315	$4,961
Depreciation and amortization	287,068	275,241
Gain on sale of real estate	(108,109)	—
Other operating activities and non-cash items	(3,787)	(6,177)
Changes in assets and liabilities	(82,528)	(826)
Net cash provided by operating activities	199,959	273,199
Cash flows from investing activities:
Payments for property, plant and equipment	(271,651)	(355,974)
Proceeds from sale of property, plant and equipment	130,962	593
Acquisition of business, net of cash acquired	(43,771)	—
Other investing activities	(2,117)	(830)
Net cash used in investing activities	(186,577)	(356,211)
Cash flows from financing activities:
Proceeds from revolving credit facilities	75,000	115,000
Payments of revolving credit facilities	—	(100,000)
Proceeds from short-term debt	41,228	24,630
Payments of short-term debt	(32,110)	(23,035)
Proceeds from issuance of long-term debt	215,086	34,000
Payments of long-term debt	(207,653)	(8,582)
Payment of deferred consideration for purchase of facility	(3,890)	—
Payments of capital lease obligations	(2,665)	(887)
Other financing activities	561	(604)
Net cash provided by financing activities	85,557	40,522
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	9,418	18,782
Net increase (decrease) in cash, cash equivalents and restricted cash	108,357	(23,708)
Cash, cash equivalents and restricted cash, beginning of period	555,495	527,348
Cash, cash equivalents and restricted cash, end of period	$663,852	$503,640
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$233,084	$174,758

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2016, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2016, filed on Form 10-K with the SEC on February 24, 2017. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

On May 22, 2017, we completed the purchase of Nanium, S.A. ("Nanium"). Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition (Note 3).

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09. The new standard will result in a change to the timing of revenue recognition, whereby revenue will be recognized "over time" as services are performed rather than at a "point in time", generally upon shipment. We are continuing to evaluate the impact that this new standard will have on our financial statements and disclosure, and have not yet selected a transition method.

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

3.    Acquisition

On May 22, 2017, we completed the purchase of 100% of the shares of Nanium, a provider of wafer-level fan-out semiconductor packaging solutions. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record goodwill as a result of the acquisition.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest income	$(955)	$(295)	$(1,466)	$(699)
Foreign currency (gain) loss, net	(2,252)	759	9,132	4,382
Other	17	(706)	8	(733)
Other (income) expense, net	$(3,190)	$(242)	$7,674	$2,950

5.    Income Taxes

Our income tax expense of $33.0 million for the six months ended June 30, 2017 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits increased from $23.1 million at December 31, 2016, to $24.8 million as of June 30, 2017. Most of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income available to Amkor common stockholders	$115,507	$4,713	$105,501	$3,838

Weighted-average number of common shares outstanding — basic	238,863	237,090	238,774	237,058
Effect of dilutive securities:
Stock options and restricted share awards	816	344	827	239
Weighted-average number of common shares outstanding — diluted	239,679	237,434	239,601	237,297
Net income attributable to Amkor per common share:
Basic	$0.48	$0.02	$0.44	$0.02
Diluted	0.48	0.02	0.44	0.02

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Stock options and restricted share awards	3,193	2,005	3,473	2,025

7.    Equity and Accumulated Other Comprehensive Income (Loss)

Changes in equity consist of the following:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2016	$1,383,588	$19,816	$1,403,404
Net income	105,501	1,814	107,315
Other comprehensive income (loss)	13,001	—	13,001
Issuance of stock through employee share-based compensation plans	2,365	—	2,365
Treasury stock acquired through surrender of shares for tax withholding	(1,378)	—	(1,378)
Share-based compensation	2,516	—	2,516
Subsidiary dividends paid to non-controlling interests	—	(270)	(270)
Equity at June 30, 2017	$1,505,594	$21,360	$1,526,954

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2015	$1,200,286	$17,250	$1,217,536
Net income	3,838	1,123	4,961
Other comprehensive income (loss)	46,325	—	46,325
Issuance of stock through employee share-based compensation plans	60	—	60
Treasury stock acquired through surrender of shares for tax withholding	(238)	—	(238)
Share-based compensation	1,626	—	1,626
Subsidiary dividends paid to non-controlling interests	—	(270)	(270)
Equity at June 30, 2016	$1,251,897	$18,103	$1,270,000

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	—	12,753	12,753
Amounts reclassified from accumulated other comprehensive income (loss)	248	—	248
Other comprehensive income (loss)	248	12,753	13,001
Accumulated other comprehensive income (loss) at June 30, 2017	$1,386	$17,877	$19,263

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income (loss) before reclassifications	—	46,278	46,278
Amounts reclassified from accumulated other comprehensive income (loss)	47	—	47
Other comprehensive income (loss)	47	46,278	46,325
Accumulated other comprehensive income (loss) at June 30, 2016	$(1,378)	$45,619	$44,241

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 13).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2017, we sold accounts receivable totaling $133.1 million and $265.2 million, net of discounts and fees of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2016, we sold accounts receivable totaling $131.1 million and 270.1 million, net of discounts and fees of $0.5 million and $0.9 million, respectively.

9.    Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Raw materials and purchased components	$193,103	$173,035
Work-in-process	102,647	94,955
Total inventories	$295,750	$267,990

10.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Land	$225,048	$240,719
Land use rights	26,845	26,845
Buildings and improvements	1,375,059	1,362,007
Machinery and equipment	4,732,833	4,483,523
Software and computer equipment	197,255	205,969
Furniture, fixtures and other equipment	15,432	21,313
Construction in progress	85,082	87,037
Total property, plant and equipment	6,657,554	6,427,413
Accumulated depreciation and amortization	(4,011,744)	(3,862,765)
Total property, plant and equipment, net	$2,645,810	$2,564,648

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Depreciation expense	$144,839	$137,451	$286,295	$273,959

We had $42.4 million and $44.8 million of costs for our factory and research and development facility in Korea ("K5") in construction in progress as of June 30, 2017 and December 31, 2016, respectively.

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

11.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Payroll and benefits	$128,869	$117,636
Deferred revenue and customer advances	65,103	65,653
Income taxes payable	39,164	37,961
Accrued settlement costs	36,522	35,304
Accrued severance plan obligations	15,571	14,053
Accrued interest	12,883	13,046
Other accrued expenses	50,757	55,016
Total accrued expenses	$348,869	$338,669

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2017	December 31, 2016
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
6.625% Senior notes, due June 2021 (2)	400,000	400,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2018 (3)	75,000	—
Term loan, LIBOR plus 2.70%, due December 2019	55,000	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	150,000	150,000
Term loan, fixed rate at 3.70%, due May 2020 (4)	120,000	—
Term loan, fund floating rate plus 1.60%, due June 2020 (5)	86,000	86,000
Term loan, LIBOR plus 2.60%, due May 2018 (4)	—	120,000
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020 (3)	—	80,000
J-Devices Corporation:
Short-term term loans, variable rate (6)	32,094	22,230
Term loans, fixed rate at 0.53%, due April 2018	13,538	19,460
Term loan, fixed rate at 0.86%, due June 2022 (7)	44,591	—
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (8)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China) (9)	49,500	—
	1,570,694	1,477,661
Less: Unamortized premium and deferred debt costs, net	(2,454)	(2,831)
Less: Short-term borrowings and current portion of long-term debt (including related party)	(330,550)	(35,192)
Long-term debt (including related party)	$1,237,690	$1,439,638

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit facility of $25.0 million. Principal is payable at maturity. The availability for the revolving credit facility is based on the amount of our eligible accounts receivable. As of June 30, 2017, we had availability of $182.9 million under this facility, after reduction of $0.5 million of outstanding standby letters of credit.

(2)
In June 2017, we issued a redemption notice for $200.0 million of the outstanding $400.0 million of our 6.625% Senior Notes due 2021 ("Notes"). The note redemption was completed in July 2017 and included $17.5 million held by a related party. In accordance with the terms of the indenture governing the Notes, the redemption price was 101.656% of the principal amount of the Notes plus accrued and unpaid interest. We expect to record a one-

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

time charge in the third quarter of 2017 of approximately $4 million for early extinguishment of debt. The redemption of the Notes was funded with cash on hand.

(3)
In April 2017, we decreased the revolving credit facility from $100.0 million to $75.0 million. Principal is payable at maturity, which was extended in June 2017 for one year to June 2018. Interest is payable monthly in arrears, at a foreign currency funding-linked base rate plus 1.60% (3.71% as of June 30, 2017). In April 2017, we borrowed $75.0 million on this facility and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

(4)
In May 2017, we entered into a $120.0 million term loan agreement to repay the $120.0 million term loan due in 2018. The new term loan agreement extended the maturity date to 2020 and changed the interest rate to a fixed rate. Principal is payable at maturity. Interest is payable quarterly in arrears at a fixed rate of 3.7%.

(5)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (3.08% as of June 30, 2017). As of June 30, 2017, $64.0 million was available to be borrowed.

(6)
We entered into various short-term term loans which mature semiannually. Principal is payable in monthly installments. Interest is payable monthly, at TIBOR plus 0.22% to 0.38% (weighted-average of 0.30% as of June 30, 2017). As of June 30, 2017, $3.6 million was available to be drawn.

(7)
In June 2017, we entered into a ¥5.0 billion term loan agreement for capital expenditures. Principal is payable in quarterly installments of ¥250.0 million. Interest is payable quarterly in arrears, at a fixed rate of 0.86%. In June 2017, we borrowed ¥5.0 billion.

(8)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus a bank determined spread (2.51% as of June 30, 2017). As of June 30, 2017, $19.0 million was available to be drawn.

(9)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly, at LIBOR plus 1.80% (2.96% as of June 30, 2017). In January 2017, we borrowed $50.0 million.

Our foreign debt is generally collateralized by the land, buildings and equipment in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at June 30, 2017.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$8,430	$8,490	$16,770	$16,660
Interest cost	1,013	924	2,020	1,828
Expected return on plan assets	(1,133)	(956)	(2,261)	(1,903)
Amortization of prior service cost	—	8	31	17
Recognized actuarial loss	22	23	44	47
Net periodic pension cost	$8,332	$8,489	$16,604	$16,649

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Defined contribution expense	$2,581	$2,231	$5,779	$5,166

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

The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable, and certain other current assets and accrued expenses approximate carrying values because of their short-term nature. The carrying value of certain other non-current assets and liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds and restricted cash money market funds. We also review goodwill for impairment annually during the fourth quarter of each year. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring fair value measurements consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Cash equivalent money market funds (Level 1)	$245,933	$39,548
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$947,393	$922,517	$954,765	$922,140
Revolving credit facilities and term loans (Level 2)	646,171	645,723	551,793	552,690
Total debt	$1,593,564	$1,568,240	$1,506,558	$1,474,830

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans is calculated using a discounted cash flow analysis, which utilizes market based assumptions including forward interest rates adjusted for credit risk.

15.    Commitments and Contingencies

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, this quarter we acquired Nanium which will strengthen our position in the market for wafer-level packaging. In 2009 we invested in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

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

Financial Highlights

Our net sales increased $72.1 million or 7.9% to $989.4 million for the three months ended June 30, 2017 from $917.3 million for the three months ended June 30, 2016. The increase was primarily attributable to increased demand in most of our end markets. Sales in the second quarter of 2016 were also adversely impacted by the temporary disruption in operations due to the earthquakes in Japan.

Gross margin for the three months ended June 30, 2017 increased to 17.4% from 14.3% for the three months ended June 30, 2016. The improvement in gross margin was primarily attributable to the increase in net sales and related operating leverage on our fixed assets. Our gross margin in the second quarter of 2016 was also negatively impacted by incremental costs due to the earthquake damage in Japan.

On May 22, 2017, we completed the acquisition of Nanium, a provider of wafer-level fan-out semiconductor packaging solutions. Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition.

In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million.

Our capital expenditures are primarily for investments in advanced packaging and test equipment and totaled $271.7 million for the six months ended June 30, 2017, compared to $356.0 million for the six months ended June 30, 2016. Our capital expenditures in the first six months of 2016 included $152.7 million for construction of our K5 facility in Korea.

Net cash provided by operating activities was $200.0 million for the six months ended June 30, 2017, compared to $273.2 million for the six months ended June 30, 2016. This decrease was primarily due to changes in working capital, partially offset by higher sales and gross profit.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	35.3%	37.7%	35.4%	37.6%
Labor	16.4%	16.0%	16.4%	16.1%
Other manufacturing costs	30.9%	32.0%	31.6%	32.1%
Gross margin	17.4%	14.3%	16.6%	14.2%
Operating income	17.0%	3.3%	10.1%	2.9%
Net income attributable to Amkor	11.7%	0.5%	5.5%	0.2%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Net sales	$989,447	$917,326	$72,121	7.9%	$1,903,047	$1,786,008	$117,039	6.6%

The increase in net sales for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributable to increased demand in most of our end markets. Additionally, net sales for the three and six months ended June 30, 2016 were reduced by approximately $15 million due to the April 2016 earthquakes in Japan that temporarily disrupted production.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Gross profit	$172,235	$131,606	$40,629	$315,141	$254,490	$60,651
Gross margin	17.4%	14.3%	3.1%	16.6%	14.2%	2.4%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, primarily due to higher net sales and related operating leverage on our fixed costs, partially offset by costs associated with factory consolidation activities in Japan. Gross margin for the three and six months ended June 30, 2016 was negatively impacted by 1.5% and 0.8% for the three and six months ended June 30, 2016, respectively, due to incremental costs for earthquake damage in Japan.

Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Selling, general and administrative	$67,783	$70,896	$(3,113)	(4.4)%	$144,478	$144,531	$(53)	—%

Selling, general and administrative expenses for the three and six months ended June 30, 2017 decreased compared to the three and six months ended June 30, 2016 primarily due to net proceeds received from a one-time legal settlement, partially offset by an increase in employee compensation costs.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Research and development	$44,268	$30,168	$14,100	46.7%	$85,824	$57,323	$28,501	49.7%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and six months ended June 30, 2017 increased compared to the three and six months ended June 30, 2016, primarily due to costs associated with our new K5 facility in Korea. The increase was partially offset by reductions in costs for projects that moved into production.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Interest expense, including related party	$22,451	$22,058	$393	1.8%	$44,947	$39,492	$5,455	13.8%
Foreign currency (gain) loss, net	(2,252)	759	(3,011)	>(100)%	9,132	4,382	4,750	>100%
Other (income) expense, net	(938)	(1,001)	63	(6.3)%	(1,458)	(1,432)	(26)	1.8%
Total other expense, net	$19,261	$21,816	$(2,555)	(11.7)%	$52,621	$42,442	$10,179	24.0%

Interest expense increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. For the first quarter of 2016, we capitalized $4.4 million of interest on our outstanding debt in connection with the construction of K5. The capitalization of interest resulted in lower interest expense in the six months ended June 30, 2016.

We recorded a net foreign currency gain for the three months ended June 30, 2017 and a loss for the six months ended June 30, 2017 as compared with a foreign currency loss, net in the prior year periods. These changes year over year were due to foreign currency exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(In thousands)
Income tax expense	$32,573	$3,360	$29,213	$33,012	$5,233	$27,779

Generally, our annual effective tax rate is below the U.S. federal tax rate of 35% because most of our income is taxed in foreign jurisdictions in the Asia Pacific region, where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense includes foreign withholding taxes and minimum taxes. The increase in our income tax expense for the three and six months ended June 30, 2017 is primarily attributable to an increase in profit before tax which includes the pre-tax gain on the sale of the land and buildings comprising our K1 factory in May 2017. We refer you to Note 10 of our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative mix of earnings in each location. During the six months ended June 30, 2017 and 2016, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2025. We expect our effective tax rate to increase as the tax holidays expire because income earned in these jurisdictions will become subject to higher statutory income tax rates.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of June 30, 2017, we had cash and cash equivalents of $657.6 million. Included in our cash balance as of June 30, 2017, is $394.7 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Consequently, we would not expect to incur a significant amount of income tax if we were to remit cash currently held offshore to the U.S. through these facilities. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, in some cases we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes due to the availability of tax loss carryovers and foreign tax credits.

The borrowing base under our $200.0 million first lien senior secured revolving credit facility is limited to the amount of our eligible accounts receivable. As of June 30, 2017, we had availability of $182.9 million under this facility, after reduction of $0.5 million of outstanding standby letters of credit. Our foreign subsidiaries had $19.0 million available to be drawn under secured revolving credit facilities and $67.6 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures. In April 2017, we borrowed $75.0 million on our revolving credit facility in Korea and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

As of June 30, 2017, we had $1,568.2 million of debt. Our scheduled principal repayments on debt include $243.8 million due in 2017, $91.7 million due in 2018, $171.9 million due in 2019, $324.9 million due in 2020, $208.9 million due in 2021 and $529.4 million due thereafter. We were in compliance with all debt covenants at June 30, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

In June 2017, we issued a redemption notice for $200.0 million of the outstanding $400.0 million of our 6.625% Senior Notes due 2021. The note redemption was completed in July 2017 and funded with cash on hand. We refer you to Note 12 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the six months ended June 30, 2017 and 2016, we sold accounts receivable totaling $265.2 million and $270.1 million, net of discounts and fees of $1.5 million and $0.9 million, respectively. At June 30, 2017 and December 31, 2016, there were outstanding receivables of $168.2 million and $184.6 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of June 30, 2017, the severance liability was $138.6 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

Under the terms of a January 2015 patent license litigation settlement, Amkor agreed to pay a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of June 30, 2017, we owe $58.1 million under the settlement.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2017, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2017 capital expenditures to be approximately $525 million. During the six months ended June 30, 2017, our capital expenditures totaled $271.7 million. Ultimately, the amount of our 2017 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016, was as follows:

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Operating activities	$199,959	$273,199
Investing activities	(186,577)	(356,211)
Financing activities	85,557	40,522

Operating activities:   Our cash flows provided by operating activities for the six months ended June 30, 2017, decreased by $73.2 million compared to the six months ended June 30, 2016, primarily due to changes in working capital, partially offset by higher sales and gross profit.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which decreased compared to the six months ended June 30, 2016, primarily due to the completion of the initial phase of K5 construction in December 2016. The net cash used in investing activities for the six months ended June 30, 2017, also included a payment for the acquisition of Nanium and receipt of the remaining proceeds for the sale of the K1 factory in Korea.

Financing activities:   The net cash provided by financing activities for the six months ended June 30, 2017, was primarily driven by the net borrowings in China and Japan. The net cash provided by financing activities for the six months ended June 30, 2016 was driven by net borrowings in Korea, Taiwan and Japan.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment, plus proceeds from the sale of and insurance recovery for property, plant and equipment, if applicable. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt and our ability to fund capital expenditures. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies.

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$199,959	$273,199
Payments for property, plant and equipment	(271,651)	(355,974)
Proceeds from sale of property, plant and equipment	130,962	593
Free cash flow	$59,270	$(82,182)

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2017 - Remaining	2018	2019	2020	2021	Thereafter
	(In thousands)
Total debt	$1,570,694	$243,813	$91,696	$171,918	$324,918	$208,919	$529,430
Scheduled interest payment obligations (1)	288,379	35,210	65,434	62,670	51,402	40,180	33,483
Purchase obligations (2)	176,731	159,786	5,630	2,149	1,787	1,529	5,850
Operating lease obligations	68,758	12,302	18,545	14,757	8,184	6,105	8,865
Severance obligations (3)	138,628	7,785	13,826	12,399	11,140	9,992	83,486
Settlement payments (4)	58,125	19,375	38,750	—	—	—	—
Total contractual obligations	$2,301,315	$478,271	$233,881	$263,893	$397,431	$266,725	$661,114

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2017, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at June 30, 2017.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At June 30, 2017, the total obligation is $58.1 million of which $36.5 million is a current liability, $19.2 million is a non-current liability and $2.4 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2017, include:

•	$43.3 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$25.2 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended June 30, 2017, there have been no significant changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our income before taxes for the six months ended June 30, 2017 would have been approximately $10 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2017, approximately 72% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the six months ended June 30, 2017, approximately 51% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2017 would have been approximately $34 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $12.8 million and $46.3 million for the six months ended June 30, 2017 and 2016, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2017:

	2017 - Remaining	2018	2019	2020	2021	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$211,219	$15,696	$8,918	$128,918	$208,919	$529,430	$1,103,100	$1,125,527
Average interest rate	6.3%	0.7%	0.9%	3.5%	6.4%	6.3%	5.9%
Variable rate debt	$32,594	$76,000	$163,000	$196,000	$—	$—	$467,594	$468,037
Average interest rate	0.3%	3.7%	3.6%	3.4%	—%	—%	3.3%
Total debt	$243,813	$91,696	$171,918	$324,918	$208,919	$529,430	$1,570,694	$1,593,564

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 15 and Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, respectively.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the revenue growth in our business. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2017, our total debt balance was $1,568.2 million, of which $330.6 million was classified as a current liability and $564.4 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $271.7 million during the six months ended June 30, 2017. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2017 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $138.6 million as of June 30, 2017. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

In addition, in May 2017, we completed our acquisition of Nanium, S.A. ("Nanium"). We are continuing to integrate the acquired operations into our overall internal control over financial reporting. Although we have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

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

Risks Associated with International Operations - We Depend on Our Factories and Operations in China, Japan, Korea, Malaysia, the Philippines, Portugal and Taiwan. Many of Our Customers' and Vendors' Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. From time to time we make additions or changes to our management information systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices' management information systems with our existing systems and processes. In addition, in May 2017, we acquired a factory in Portugal, and have begun to integrate its management information systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new management information systems or upgrade our existing systems. These risks include:

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, in July 2013 and May 2017, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. and Nanium, respectively. Additionally, we increased our investment in J-Devices to 100% in 2015 through the exercise of additional options. We are now integrating these acquired entities with our existing operations. As a result of the risks discussed above, the anticipated benefits of these or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2017 capital expenditures will be approximately $525 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

Environmental, Health & Safety Laws and Industry and Customer Initiatives - Future Environmental, Health & Safety Laws and Industry and Customer Initiatives Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Environmental, health and safety laws and regulations in places we do business, impose various controls on the use, storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. For example, the European Union's Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions impose strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. We may become liable under these or other environmental, health and safety laws and regulations for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties or in the products we manufacture. In such an event, we could be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits negatively affecting our ability to maintain or expand our operations, and we could suffer reputational harm.

There has also been an increase in public attention and focus on the materials contained in semiconductor products, the environmental impact of semiconductor operations and the risk of chemical releases from such operations, climate change and related environmental concerns. This increased focus on the environmental impact of semiconductor operations and products has caused industry groups and our customers to impose additional requirements on us and our suppliers, sometimes exceeding regulatory standards. These requirements include increased tracking and reporting of greenhouse gas emissions, reductions in waste and wastewater from operations, additional reporting on the materials and components used in the products we manufacture, and the use of renewable energy sources in our factory operations. To comply with these additional requirements, we may need to procure additional equipment or make factory or process changes and our manufacturing costs may increase.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities.

We have significant packaging and test and other operations in locations which are subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARs or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of June 30, 2017, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	98,175	11.90	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	98,175	$11.90	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2017, we made no common stock purchases, and at June 30, 2017, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Megan Faust
Corporate Vice President and
Chief Financial Officer, Chief
Accounting Officer and Duly
Authorized Officer
Date: August 4, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Second Amended and Restated 2007 Equity Incentive Plan (1)
10.2	Amended and Restated Executive Incentive Bonus Plan (1)
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

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2017 (File No. 000-29472).