Form 10-Q
period 2017-09-30
AMKOR TECHNOLOGY, INC.
filed 2017-11-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 27, 2017 was 239,279,604.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2017 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (6) the creation or release of valuation allowances related to taxes in the future, (7) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to foreign pension plans, (11) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) the volatility of the trading price of our common stock, (14) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (15) our efforts to enlarge our customer base in certain geographic areas and markets, (16) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (17) our expected rate of return for pension plan assets, and (18) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net sales	$1,135,027	$1,086,014	$3,038,074	$2,872,022
Cost of sales	918,389	872,214	2,506,295	2,403,732
Gross profit	216,638	213,800	531,779	468,290
Selling, general and administrative	75,567	72,363	220,045	216,894
Research and development	42,834	26,822	128,658	84,145
Gain on sale of real estate	—	—	(108,109)	—
Total operating expenses	118,401	99,185	240,594	301,039
Operating income	98,237	114,615	291,185	167,251
Interest expense	20,321	21,488	63,733	58,496
Interest expense, related party	180	1,243	1,715	3,727
Other (income) expense, net	3,354	6,657	11,028	9,607
Total other expense, net	23,855	29,388	76,476	71,830
Income before taxes	74,382	85,227	214,709	95,421
Income tax expense	18,752	24,086	51,764	29,319
Net income	55,630	61,141	162,945	66,102
Net income attributable to non-controlling interests	(1,195)	(1,052)	(3,009)	(2,175)
Net income attributable to Amkor	$54,435	$60,089	$159,936	$63,927

Net income attributable to Amkor per common share:
Basic	$0.23	$0.25	$0.67	$0.27
Diluted	$0.23	$0.25	$0.67	$0.27

Shares used in computing per common share amounts:
Basic	239,068	237,353	238,873	237,157
Diluted	239,640	238,192	239,610	237,586

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$55,630	$61,141	$162,945	$66,102
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	15	24	263	71
Foreign currency translation	(969)	5,883	11,784	52,161
Total other comprehensive income (loss)	(954)	5,907	12,047	52,232
Comprehensive income	54,676	67,048	174,992	118,334
Comprehensive income attributable to non-controlling interests	(1,195)	(1,052)	(3,009)	(2,175)
Comprehensive income attributable to Amkor	$53,481	$65,996	$171,983	$116,159

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$519,449	$549,518
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	691,700	563,107
Inventories	314,207	267,990
Other current assets	39,116	27,081
Total current assets	1,566,472	1,409,696
Property, plant and equipment, net	2,706,715	2,564,648
Goodwill	25,076	24,122
Restricted cash	4,224	3,977
Other assets	109,782	89,643
Total assets	$4,412,269	$4,092,086
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$117,970	$35,192
Trade accounts payable	562,330	487,430
Capital expenditures payable	289,780	144,370
Accrued expenses	385,659	338,669
Total current liabilities	1,355,739	1,005,661
Long-term debt	1,243,697	1,364,638
Long-term debt, related party	—	75,000
Pension and severance obligations	179,112	166,701
Other non-current liabilities	50,871	76,682
Total liabilities	2,829,419	2,688,682
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,019 and 284,479 shares issued; and 239,079 and 238,665 shares outstanding, in 2017 and 2016, respectively	285	284
Additional paid-in capital	1,901,381	1,895,089
Accumulated deficit	(143,621)	(303,557)
Accumulated other comprehensive income (loss)	18,309	6,262
Treasury stock, at cost, 45,940 and 45,814 shares, in 2017 and 2016, respectively	(215,917)	(214,490)
Total Amkor stockholders’ equity	1,560,437	1,383,588
Non-controlling interests in subsidiaries	22,413	19,816
Total equity	1,582,850	1,403,404
Total liabilities and equity	$4,412,269	$4,092,086

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$162,945	$66,102
Depreciation and amortization	435,667	416,517
Gain on sale of real estate	(108,109)	—
Other operating activities and non-cash items	(9,763)	(4,382)
Changes in assets and liabilities	(66,829)	13,379
Net cash provided by operating activities	413,911	491,616
Cash flows from investing activities:
Payments for property, plant and equipment	(413,974)	(481,670)
Proceeds from sale of property, plant and equipment	133,320	13,687
Acquisition of business, net of cash acquired	(43,771)	—
Other investing activities	(1,600)	(143)
Net cash used in investing activities	(326,025)	(468,126)
Cash flows from financing activities:
Proceeds from revolving credit facilities	75,000	115,000
Payments of revolving credit facilities	—	(155,000)
Proceeds from short-term debt	50,333	27,594
Payments of short-term debt	(52,068)	(36,211)
Proceeds from issuance of long-term debt	223,976	45,000
Payments of long-term debt	(398,755)	(12,955)
Payments of long-term debt, related party	(17,837)	—
Payment of deferred consideration for purchase of facility	(3,890)	—
Payments of capital lease obligations	(4,123)	(1,691)
Other financing activities	425	1,585
Net cash used in financing activities	(126,939)	(16,678)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	9,231	21,885
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,822)	28,697
Cash, cash equivalents and restricted cash, beginning of period	555,495	527,348
Cash, cash equivalents and restricted cash, end of period	$525,673	$556,045
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$290,738	$179,768
Equipment acquired through capital lease	$929	$4,908

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2016, Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2016, filed on Form 10-K with the SEC on February 24, 2017. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09. In September 2017, the FASB issued ASU 2017-13, which provides supplemental guidance and clarification to ASU 2014-09. The new standard will result in a change to the timing of revenue recognition, whereby revenue will be recognized "over time" as services are performed rather than at a "point in time", generally upon shipment. We are continuing to evaluate the impact that this new standard will have on our financial statements and disclosure, and expect to use the full retrospective transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. In September 2017, the FASB issued ASU 2017-13, which provides supplemental guidance and clarification to ASU 2016-02. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest income	$(843)	$(334)	$(2,309)	$(1,033)
Foreign currency (gain) loss, net	(454)	7,124	8,678	11,506
Loss on debt retirement	4,424	—	4,835	—
Other	227	(133)	(176)	(866)
Other (income) expense, net	$3,354	$6,657	$11,028	$9,607

5.    Income Taxes

Our income tax expense of $51.8 million for the nine months ended September 30, 2017 primarily reflects income taxes at certain of our foreign operations and foreign withholding taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits increased from $23.1 million at December 31, 2016, to $25.2 million as of September 30, 2017. Most of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income available to Amkor common stockholders	$54,435	$60,089	$159,936	$63,927

Weighted-average number of common shares outstanding — basic	239,068	237,353	238,873	237,157
Effect of dilutive securities:
Stock options and restricted share awards	572	839	737	429
Weighted-average number of common shares outstanding — diluted	239,640	238,192	239,610	237,586
Net income attributable to Amkor per common share:
Basic	$0.23	$0.25	$0.67	$0.27
Diluted	0.23	0.25	0.67	0.27

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock options and restricted share awards	3,483	1,284	3,463	2,020

7.    Equity and Accumulated Other Comprehensive Income (Loss)

Changes in equity consist of the following:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2016	$1,383,588	$19,816	$1,403,404
Net income	159,936	3,009	162,945
Other comprehensive income (loss)	12,047	—	12,047
Issuance of stock through employee share-based compensation plans	2,421	—	2,421
Treasury stock acquired through surrender of shares for tax withholding	(1,427)	—	(1,427)
Share-based compensation	3,872	—	3,872
Subsidiary dividends paid to non-controlling interests	—	(412)	(412)
Equity at September 30, 2017	$1,560,437	$22,413	$1,582,850

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2015	$1,200,286	$17,250	$1,217,536
Net income	63,927	2,175	66,102
Other comprehensive income (loss)	52,232	—	52,232
Issuance of stock through employee share-based compensation plans	2,600	—	2,600
Treasury stock acquired through surrender of shares for tax withholding	(446)	—	(446)
Share-based compensation	2,449	—	2,449
Subsidiary dividends paid to non-controlling interests	—	(413)	(413)
Equity at September 30, 2016	$1,321,048	$19,012	$1,340,060

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	—	11,784	11,784
Amounts reclassified from accumulated other comprehensive income (loss)	263	—	263
Other comprehensive income (loss)	263	11,784	12,047
Accumulated other comprehensive income (loss) at September 30, 2017	$1,401	$16,908	$18,309

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income (loss) before reclassifications	—	52,161	52,161
Amounts reclassified from accumulated other comprehensive income (loss)	71	—	71
Other comprehensive income (loss)	71	52,161	52,232
Accumulated other comprehensive income (loss) at September 30, 2016	$(1,354)	$51,502	$50,148

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 13).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2017, we sold accounts receivable totaling $135.1 million and $400.4 million, net of discounts and fees of $1.3 million and $2.9 million, respectively. For the three and nine months ended September 30, 2016, we sold accounts receivable totaling $161.6 million and $431.8 million, net of discounts and fees of $0.8 million and $1.7 million, respectively.

9.    Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Raw materials and purchased components	$204,613	$173,035
Work-in-process	109,594	94,955
Total inventories	$314,207	$267,990

10.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Land	$224,932	$240,719
Land use rights	26,845	26,845
Buildings and improvements	1,379,559	1,362,007
Machinery and equipment	4,875,904	4,483,523
Software and computer equipment	198,723	205,969
Furniture, fixtures and other equipment	15,654	21,313
Construction in progress	90,972	87,037
Total property, plant and equipment	6,812,589	6,427,413
Accumulated depreciation and amortization	(4,105,874)	(3,862,765)
Total property, plant and equipment, net	$2,706,715	$2,564,648

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Depreciation expense	$148,099	$140,728	$434,394	$414,687

We had $42.4 million and $44.8 million of costs for our factory and research and development facility in Korea ("K5") in construction in progress as of September 30, 2017 and December 31, 2016, respectively.

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

11.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Payroll and benefits	$144,922	$117,636
Deferred revenue and customer advances	70,665	65,653
Income taxes payable	44,171	37,961
Accrued settlement costs	37,147	35,304
Accrued interest	23,495	13,046
Accrued severance plan obligations	16,220	14,053
Other accrued expenses	49,039	55,016
Total accrued expenses	$385,659	$338,669

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2017	December 31, 2016
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
6.625% Senior notes, due June 2021 (2)	200,000	400,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2018 (3)	75,000	—
Term loan, LIBOR plus 2.70%, due December 2019	55,000	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	150,000	150,000
Term loan, fixed rate at 3.70%, due May 2020 (4)	120,000	—
Term loan, fund floating rate plus 1.60%, due June 2020 (5)	86,000	86,000
Term loan, LIBOR plus 2.60%, due May 2018 (4)	—	120,000
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020 (3)	—	80,000
J-Devices Corporation:
Short-term term loans, variable rate (6)	21,180	22,230
Term loans, fixed rate at 0.53%, due April 2018	10,124	19,460
Term loan, fixed rate at 0.86%, due June 2022 (7)	42,218	—
Term loan, fixed rate at 0.60%, due July 2022 (8)	8,888	—
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (9)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China) (10)	49,500	—
	1,362,881	1,477,661
Less: Unamortized premium and deferred debt costs, net	(1,214)	(2,831)
Less: Short-term borrowings and current portion of long-term debt	(117,970)	(35,192)
Long-term debt (including related party)	$1,243,697	$1,439,638

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit facility of $25.0 million. Principal is payable at maturity. The availability for the revolving credit facility is based on the amount of our eligible accounts receivable. As of September 30, 2017, we had availability of $199.5 million under this facility, after reduction of $0.5 million of outstanding standby letters of credit.

(2)
In July 2017, we redeemed $200.0 million aggregate principal amount of the outstanding $400.0 million of our 6.625% Senior Notes due 2021 ("Notes"), which included $17.5 million held by a related party. In accordance with the terms of the indenture governing the Notes, the redemption price was 101.656% of the principal amount

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of the Notes, plus accrued and unpaid interest. We recorded a $3.3 million loss on extinguishment related to the premium paid on the call of the Notes and a $1.1 million charge for the write-off of the associated unamortized debt issuance costs.  The redemption of the Notes was funded with cash on hand. In addition, during the nine months ended September 30, 2017, our related party sold all of its remaining Notes in the open market reducing the long-term debt, related party balance to zero.

(3)
In April 2017, we decreased the revolving credit facility from $100.0 million to $75.0 million. Principal is payable at maturity, which was extended in June 2017 for one year to June 2018. Interest is payable monthly in arrears, at a foreign currency funding-linked base rate plus 1.60% (3.75% as of September 30, 2017). In April 2017, we borrowed $75.0 million on this facility and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

(4)
In May 2017, we entered into a $120.0 million term loan agreement to repay the $120.0 million term loan due in 2018. The new term loan agreement extended the maturity date to 2020 and changed the interest rate to a fixed rate. Principal is payable at maturity. Interest is payable quarterly in arrears at a fixed rate of 3.7%.

(5)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (3.20% as of September 30, 2017). As of September 30, 2017, $64.0 million was available to be borrowed.

(6)
We entered into various short-term term loans which mature semiannually. Principal is payable in monthly installments. Interest is payable monthly, at TIBOR plus 0.15% to 0.38% (weighted-average of 0.24% as of September 30, 2017). As of September 30, 2017, $11.6 million was available to be drawn.

(7)
In June 2017, we entered into a ¥5.0 billion term loan agreement for capital expenditures. Principal is payable in quarterly installments of ¥250.0 million. Interest is payable quarterly in arrears, at a fixed rate of 0.86%. In June 2017, we borrowed ¥5.0 billion.

(8)
In July 2017, we entered into a ¥1.0 billion term loan agreement for capital expenditures. Principal is payable in quarterly installments of ¥50.0 million. Interest is payable in arrears, at a fixed rate of 0.60%. In July 2017, we borrowed ¥1.0 billion.

(9)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus a bank determined spread (2.64% as of September 30, 2017). As of September 30, 2017, $19.0 million was available to be drawn.

(10)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly, at LIBOR plus 1.80% (3.11% as of September 30, 2017). In January 2017, we borrowed $50.0 million.

Our foreign debt is generally collateralized by the land, buildings and equipment in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at September 30, 2017.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$8,445	$9,024	$25,215	$25,684
Interest cost	1,009	925	3,029	2,753
Expected return on plan assets	(1,124)	(961)	(3,385)	(2,864)
Amortization of prior service cost	—	9	31	26
Recognized actuarial loss	18	24	62	71
Net periodic pension cost	$8,348	$9,021	$24,952	$25,670

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Defined contribution expense	$2,230	$1,939	$8,009	$7,106

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring fair value measurements consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Cash equivalent money market funds (Level 1)	$56,335	$39,548
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$745,922	$723,757	$954,765	$922,140
Revolving credit facilities and term loans (Level 2)	638,677	637,910	551,793	552,690
Total debt	$1,384,599	$1,361,667	$1,506,558	$1,474,830

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in May 2017 we acquired Nanium which will strengthen our position in the market for wafer-level packaging. In 2009 we invested in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

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

Financial Highlights

Our net sales increased $49.0 million or 4.5% to $1,135.0 million for the three months ended September 30, 2017 from $1,086.0 million for the three months ended September 30, 2016. The increase was attributable to increased demand in nearly all of our end markets.

Gross margin for the three months ended September 30, 2017 decreased to 19.1% from 19.7% for the three months ended September 30, 2016. The decline in gross margin was primarily attributable to an increase in employee compensation costs at our factories and factory consolidation activities in Japan.

On May 22, 2017, we completed the acquisition of Nanium, a provider of wafer-level fan-out semiconductor packaging solutions. Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition.

In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million.

Our capital expenditures are primarily for investments in advanced packaging and test equipment and totaled $414.0 million for the nine months ended September 30, 2017, compared to $481.7 million for the nine months ended September 30, 2016. Our capital expenditures in the first nine months of 2016 included $161.0 million for construction of our K5 facility in Korea.

Net cash provided by operating activities was $413.9 million for the nine months ended September 30, 2017, compared to $491.6 million for the nine months ended September 30, 2016. This decrease was primarily due to changes in working capital, partially offset by higher sales and gross profit.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	37.1%	37.2%	36.0%	37.5%
Labor	15.2%	14.6%	16.0%	15.5%
Other manufacturing costs	28.6%	28.5%	30.5%	30.7%
Gross margin	19.1%	19.7%	17.5%	16.3%
Operating income	8.7%	10.6%	9.6%	5.8%
Net income attributable to Amkor	4.8%	5.5%	5.3%	2.2%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Net sales	$1,135,027	$1,086,014	$49,013	4.5%	$3,038,074	$2,872,022	$166,052	5.8%

The increase in net sales for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, was primarily attributable to increased demand in nearly all of our end markets. The increase in demand was partially offset by movements in foreign currency exchange rates which unfavorably impacted net sales.

Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except percentages)
Gross profit	$216,638	$213,800	$2,838	$531,779	$468,290	$63,489
Gross margin	19.1%	19.7%	(0.6)%	17.5%	16.3%	1.2%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increased employee compensation costs and factory consolidation activities in Japan. Gross margin increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to higher net sales, product mix and related operating leverage on our fixed costs, partially offset by costs associated with factory consolidation activities in Japan.

Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Selling, general and administrative	$75,567	$72,363	$3,204	4.4%	$220,045	$216,894	$3,151	1.5%

Selling, general and administrative expenses for the three and nine months ended September 30, 2017 increased compared to the three and nine months ended September 30, 2016 primarily due to an increase in employee compensation costs. The increase for the nine months ended September 30, 2017 was partially offset by net proceeds received from a one-time legal settlement in April 2017.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Research and development	$42,834	$26,822	$16,012	59.7%	$128,658	$84,145	$44,513	52.9%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and nine months ended September 30, 2017 increased compared to the three and nine months ended September 30, 2016, primarily due to development and other costs associated with our new K5 factory and research and development facility in Korea. The increase was partially offset by reductions in costs for projects that moved into production.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(In thousands, except percentages)
Interest expense, including related party	$20,501	$22,731	$(2,230)	(9.8)%	$65,448	$62,223	$3,225	5.2%
Foreign currency (gain) loss, net	(454)	7,124	(7,578)	>(100)%	8,678	11,506	(2,828)	(24.6)%
Other (income) expense, net	3,808	(467)	4,275	>(100)%	2,350	(1,899)	4,249	>(100)%
Total other expense, net	$23,855	$29,388	$(5,533)	(18.8)%	$76,476	$71,830	$4,646	6.5%

Interest expense decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the redemption of our 6.625% Senior Notes due 2021 in July 2017. The early repayment of the Notes resulted in a loss on debt retirement of $4.4 million included in other (income) expense, net for the three and nine months ended September 30, 2017. Interest expense increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the first quarter of 2016, we capitalized $4.4 million of interest on our outstanding debt in connection with the construction of K5. The capitalization of interest resulted in lower interest expense in the nine months ended September 30, 2016.

We recorded a net foreign currency gain for the three months ended September 30, 2017 and a loss for the nine months ended September 30, 2017 as compared with a foreign currency loss, net in the prior year periods. These changes year over year were due to foreign currency exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands)
Income tax expense	$18,752	$24,086	$(5,334)	$51,764	$29,319	$22,445

Generally, our annual effective tax rate is below the U.S. federal tax rate of 35% because most of our income is taxed in foreign jurisdictions in the Asia Pacific region, where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense includes foreign withholding taxes and minimum taxes. The increase in our income tax expense for the nine months ended September 30, 2017 is primarily attributable to an increase in profit before tax which includes the pre-tax gain on the sale of the land and buildings comprising our K1 factory in May 2017. We refer you to Note 10 of our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative mix of earnings in each location. During the nine months ended September 30, 2017 and 2016, our subsidiaries in Korea, Malaysia, the Philippines and Taiwan operated under tax holidays which will continue to expire in whole or in part at various dates through 2025. We expect our effective tax rate to increase as the tax holidays expire because income earned in these jurisdictions will become subject to higher statutory income tax rates.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of September 30, 2017, we had cash and cash equivalents of $519.4 million. Included in our cash balance as of September 30, 2017, is $423.6 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Consequently, we would not expect to incur a significant amount of income tax if we were to remit cash currently held offshore to the U.S. through these facilities. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, in some cases we would incur foreign withholding taxes; however, we would not incur a significant amount of U.S. federal income taxes due to the availability of tax loss carryovers and foreign tax credits.

The borrowing base under our $200.0 million first lien senior secured revolving credit facility is limited to the amount of our eligible accounts receivable. As of September 30, 2017, we had availability of $199.5 million under this facility, after reduction of $0.5 million of outstanding standby letters of credit. Our foreign subsidiaries had $19.0 million available to be drawn under secured revolving credit facilities and $75.6 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures. In April 2017, we borrowed $75.0 million on our revolving credit facility in Korea and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

As of September 30, 2017, we had $1,361.7 million of debt. Our scheduled principal repayments on debt include $24.8 million due over the remainder of 2017, $96.4 million due in 2018, $173.7 million due in 2019, $326.7 million due in 2020, $210.7 million due in 2021 and $530.7 million due thereafter. We were in compliance with all debt covenants at September 30, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

In July 2017, we redeemed $200.0 million of the outstanding $400.0 million of our 6.625% Senior Notes due 2021. The note redemption was funded with cash on hand. We refer you to Note 12 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the nine months ended September 30, 2017 and 2016, we sold accounts receivable totaling $400.4 million and $431.8 million, net of discounts and fees of $2.9 million and $1.7 million, respectively. At September 30, 2017 and December 31, 2016, there were outstanding receivables of $170.9 million and $184.6 million, respectively, which had been sold to financial institutions under these arrangements.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of September 30, 2017, the severance liability was $142.4 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

Under the terms of a January 2015 patent license litigation settlement, Amkor agreed to pay a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of September 30, 2017, we owe $48.4 million under the settlement.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At September 30, 2017, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2017 capital expenditures to be approximately $550 million. During the nine months ended September 30, 2017, our capital expenditures totaled $414.0 million. Ultimately, the amount of our 2017 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016, was as follows:

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Operating activities	$413,911	$491,616
Investing activities	(326,025)	(468,126)
Financing activities	(126,939)	(16,678)

Operating activities:   Our cash flows provided by operating activities for the nine months ended September 30, 2017, decreased by $77.7 million compared to the nine months ended September 30, 2016, primarily due to changes in working capital, partially offset by higher sales and gross profit.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which decreased compared to the nine months ended September 30, 2016, primarily due to the completion of the initial phase of K5 construction in December 2016. The net cash used in investing activities for the nine months ended September 30, 2017, also included a payment for the acquisition of Nanium and receipt of the remaining proceeds for the sale of the K1 factory in Korea.

Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2017, was primarily driven by the redemption of our Senior Notes due 2021, partially offset by the net borrowings in China and Japan. The net cash used in financing activities for the nine months ended September 30, 2016 was driven by net repayments in Japan, Korea and Taiwan.

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

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$413,911	$491,616
Payments for property, plant and equipment	(413,974)	(481,670)
Proceeds from sale of property, plant and equipment	133,320	13,687
Free cash flow	$133,257	$23,633

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2017 - Remaining	2018	2019	2020	2021	Thereafter
	(In thousands)
Total debt	$1,362,881	$24,764	$96,371	$173,666	$326,666	$210,666	$530,748
Scheduled interest payment obligations (1)	282,873	28,888	65,803	62,996	51,503	40,197	33,486
Purchase obligations (2)	137,056	99,170	26,376	2,194	1,818	1,549	5,949
Operating lease obligations	114,714	7,466	25,498	20,901	13,195	10,329	37,325
Severance obligations (3)	142,377	4,055	14,530	13,030	11,706	10,501	88,555
Settlement payments (4)	48,438	9,688	38,750	—	—	—	—
Total contractual obligations	$2,088,339	$174,031	$267,328	$272,787	$404,888	$273,242	$696,063

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2017, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at September 30, 2017.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At September 30, 2017, the total obligation is $48.4 million of which $37.1 million is a current liability, $9.7 million is a non-current liability and $1.6 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2017, include:

•	$48.7 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$25.9 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended September 30, 2017, there have been no significant changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our income before taxes for the nine months ended September 30, 2017 would have been approximately $18 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2017, approximately 73% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the nine months ended September 30, 2017, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2017 would have been approximately $60 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $11.8 million and $52.2 million for the nine months ended September 30, 2017 and 2016, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2017:

	2017 - Remaining	2018	2019	2020	2021	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$6,035	$17,420	$10,666	$130,666	$210,666	$530,748	$906,201	$926,604
Average interest rate	0.7%	0.7%	0.8%	3.5%	6.3%	6.3%	5.7%
Variable rate debt	$18,729	$78,951	$163,000	$196,000	$—	$—	$456,680	$457,995
Average interest rate	0.4%	3.6%	3.7%	3.4%	—%	—%	3.4%
Total debt	$24,764	$96,371	$173,666	$326,666	$210,666	$530,748	$1,362,881	$1,384,599

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2017, our total debt balance was $1,361.7 million, of which $118.0 million was classified as a current liability and $562.2 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $414.0 million during the nine months ended September 30, 2017. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2017 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $142.4 million as of September 30, 2017. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2017 capital expenditures will be approximately $550 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

As of September 30, 2017, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim's immediate family and affiliates owned approximately 137.6 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.0 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	5,750	8.54	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	5,750	$8.54	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2017, we made no common stock purchases, and at September 30, 2017, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Date: November 3, 2017

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