Form 10-K
period 2017-12-31
AMKOR TECHNOLOGY, INC.
filed 2018-02-23
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $988.4 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2018, was as follows: 239,373,301 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to "J-Devices", "Toshiba" and "Qualcomm" are to J-Devices Corporation, our wholly owned subsidiary in Japan, Toshiba Corporation and Qualcomm Incorporated, respectively. We also refer to our new factory and research and development facility in Incheon, Korea as "K5". Amounts preceded by ¥ are in Japanese yen, and amounts preceded by ₩ are in Korean won. Amkor®, Amkor Technology®, ChipArray®, FusionQuad®, J-DevicesTM, MicroLeadFrame®, TMV®, SWIFT®, and SLIMTM, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbol (®and TM) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2018 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Act on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (18) our expected forfeiture rate for outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, and (20) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

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

•
Providing a geographically diverse operating base, with research and development, engineering support and production capabilities at various facilities in China, Japan, Korea, Malaysia, the Philippines, Portugal and Taiwan.

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

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited, Qualcomm Incorporated and Socionext Inc. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

AVAILABLE INFORMATION

Amkor files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Amkor) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Amkor’s website is https://www.amkor.com. Amkor makes available, free of charge, through its website, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our website, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct, our Code of Ethics for Directors and other information and materials. The information on Amkor’s website is not incorporated by reference into this report.

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

•
The growth of advanced System-in-Package ("SiP") modules where multiple semiconductor and other electronic components with different functionalities are combined into a single package. The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products. Advanced SiPs are the primary vehicle for package-level integration, which allow customers to combine ICs from different silicon nodes and different foundries.

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

STRATEGY AND COMPETITIVE STRENGTHS

Strategy

Our financial goals are sales growth and improved profitability, and we are focusing on the following strategies to achieve these goals:

Leverage Our Investment in Services for Advanced Technologies

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers. An important factor for success in the advanced packaging and test area is to generate reasonably quick returns on investments made in support of customers seeking leading-edge technologies.

In recent years we have made significant investments in state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With approximately 600 employees engaged in research and development of new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip and wafer-level processing. During 2017, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as chips fabricated at 10, 14 and 16 nanometer geometries; advanced SiP products including radio frequency ("RF"), front end modules and micro-electro-mechanical systems ("MEMS") devices; and wafer-level Chip Scale Packaging ("CSP") and wafer-level fan-out packages.

We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices, and we are making substantial progress in a number of areas. These include integrated technologies such as advanced SiP, wafer-level fan-out, and Silicon Wafer Integrated Fan-out Technology ("SWIFT") solutions which enable very thin, very small products combining application processors, memory, baseband and other peripheral integrated circuits ("ICs"). They also include packages utilizing Through Silicon Via ("TSV") interconnects and silicon interposers which enable the integration of high performance chips such as high bandwidth memory and graphics processors into a single package.

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

We completed our factory consolidation efforts in Japan in 2017. We closed multiple factories and transferred the business to other Japanese facilities. We believe that this consolidation will better align our manufacturing footprint with the demand environment and reduce our fixed costs.

Balanced Growth

Revenue growth is a significant objective for Amkor. We strive to grow in a balanced way and avoid over-reliance on any single market or customer. Our goal is to achieve more consistent financial performance through all phases of the business cycle. Our balanced growth strategy has four components, as follows:

•
First, we are increasing our revenue in markets other than smartphones and tablets, such as automotive, which now drives approximately 26% of Amkor's total revenue. Revenue from these markets tends to be more stable, with less pronounced highs and lows from year to year. Sales in these other markets now account for 57% of our overall revenue, up from 47% in 2015, prior to the acquisition of J-Devices.

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

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets through strategic investments. For example, in 2017 we completed the acquisition of Nanium, S.A. ("Nanium"), a provider of wafer-level fan-out semiconductor packaging solutions. We believe that this acquisition strengthens our position in the market for wafer-level packaging. In 2015 we completed the acquisition of 100% of J-Devices, our outsourced semiconductor assembly and test ("OSAT") joint venture in Japan. We believe that with this acquisition we are the largest OSAT by revenue for the automotive market, with over $1 billion in automotive-based revenues in 2017. In addition, Renesas agreed to transfer most of its Singapore-based automotive microcontroller production to J-Devices’ factories. That transfer began in 2015 and was completed in 2016.

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

Leading Technology Innovator

We are a leader in developing and deploying advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, molded embedded packages, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require wafer-level chip scale packaging, wafer-level fan-out, SWIFT and flip chip interconnect solutions and advanced SiP products. We have been investing in our technology leadership in these packaging technologies. We have also been a leader in developing environmentally friendly IC packaging, which involves the elimination of lead and certain other materials.

The semiconductor industry is now in a period of packaging development where integrated wafer-level fan-out and TSV interconnect technologies will be used to create the next generation of advanced packages. We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver advanced integrated and modular solutions to market. We are a leader in wafer thinning, micro-bumping, die stacking, hybrid packaging and TSV-based flip chip innovation.

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

Geographically Diversified Operating Base

We have a broad and geographically diversified operating footprint strategically located in seven countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide cost effective solutions to our customers by:

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

Competitive Cost Structure and Disciplined Capital Investment

There is a continuous push throughout the entire semiconductor supply chain for lower cost solutions. We work to maintain a competitive cost structure and make disciplined capital investment decisions so that we can provide cost-competitive solutions to our customers and achieve sustainable profitability and cash flow. Some of our cost control efforts have included: (1) improving the utilization of our existing assets; (2) developing new manufacturing methods to reduce processing costs; (3) utilizing flexible manufacturing lines that can accommodate a variety of products and customers; (4) increasing strip densities to drive higher throughput; (5) implementing more cost-effective materials; (6) utilizing our scale to drive world-wide purchasing leverage and (7) increasing labor productivity.

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

The packaging and test services we provide occur subsequent to wafer fabrication. The wafers that we receive from our customers are generally consigned to us; we do not own the consigned wafers or record their value in our financial statements. During wafer probe, each individual die is electrically tested, or probed, for defects. Packaging is the processing of bare die to facilitate electrical connections and heat dissipation and protect the die. The wafer is separated into individual die. Each good die is then assembled into a package that typically encapsulates the die for protection and creates the electrical connections used to connect the package to a printed circuit board, module or other part of the electronic device. In some packages, chips are attached to a substrate or leadframe carrier through wirebonding or flip chip interconnects and then encased in a protective material. Or, for a wafer-level package, the electrical interconnections are created directly on the surface of the die so that the chip may be attached directly to other parts of an electronic device without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

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

	For the Year Ended December 31,
	2017		2016		2015
	(In millions, except percentage of net sales)
Advanced Products	$1,950	46.6%	$1,680	43.1%	$1,433	49.7%
Mainstream Products	2,236	53.4%	2,214	56.9%	1,452	50.3%
Total net sales	$4,186	100.0%	$3,894	100.0%	$2,885	100.0%

We began consolidating J-Devices in 2016 and approximately 90% of J-Devices' $913.7 million of net sales in 2016 were generated from Mainstream Products.

Advanced Products

Our Advanced Products include flip chip chip scale packages, wafer-level packages and flip chip ball grid array packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.

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

We developed fine pitch copper pillar flip chip interconnect technology, which creates interconnections at finer pitches using a plating process to reduce the number of substrate layers to facilitate very thin packages. This innovative solution is also an enabling technology for package stacking with TSVs.

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

Wafer-level Package Products: We offer three types of wafer-level packages: Wafer-level CSP, wafer-level fan-out and SWIFT.

•
Wafer-level CSP packages (also known as fan-in wafer-level packages) do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. Wafer-level CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable, semiconductor package platforms on the market today. We have seen significant growth in our wafer-level CSP business, driven largely by mobile communications. Applications for wafer-level CSP include power management, transceivers, sensors, wireless charging, codecs, and specialty silicon for new or unique functionality.

•
Wafer-level fan-out packages (also known as low-density fan-out packages) are utilized for ICs where the die surface area is too small to accommodate all of the bond pads. The fan-out package enlarges the bondable surface area by building a border around the die using low-cost molding compound. Wafer-level CSP and wafer-level fan-out are complementary technologies. Customers can choose between the two package types as their die sizes shrink or grow. With our recent acquisition of Nanium, we are now a leader in low-density fan-out technology.

•
Silicon Wafer Integrated Fan-out Technology ("SWIFT", also known as high-density fan-out) replaces a laminate substrate with a thinner structure. SWIFT solutions enable very thin, very small products combining application processors, memory, baseband and other peripheral ICs.

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

Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked CSP, wirebond ball grid array packages and plastic ball grid array ("PBGA") packages.

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

The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products. Advanced SiP modules are used for many applications such as RF and front end modules, basebands, connectivity, fingerprint sensors, display and touch screen drivers, sensors and MEMS, NAND memory and solid state drives. Advanced SiP modules are found in many products including smartphones and tablets, automobiles, wearable electronics, high-performance gaming systems, computers and network systems.

In 2017 and 2016, we had net sales of approximately $825 million and $775 million, respectively, from our advanced SiP modules which are included in either Advanced Products or Mainstream Products depending upon the interconnect technology used in the module.

End Markets

The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market. Based on our periodic evaluation of end markets, we aggregated our networking end market into our computing end market.  All prior periods have been retrospectively recast to conform with current year presentation.

	2017	2016	2015
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smart phones, tablets, handheld devices)	43%	42%	53%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	26%	26%	13%
Computing (data center, PC/laptops, infrastructure, storage)	18%	18%	22%
Consumer (televisions, set-top boxes, personal electronics)	13%	14%	12%
Total net sales	100%	100%	100%

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

One of our top priorities is developing low-cost packaging solutions for the next generation of mobile devices, which minimize material and processing costs, while maximizing yields and reliability. This development effort is particularly important for customers seeking cost-effective alternatives to further silicon-level integration. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages and wafer-level fan-out (low density) packages are increasingly the preferred package type for many chips used in mobile devices. They provide a very low-profile product at a competitive cost. We are also developing integrated (high density) wafer-level fan-out solutions called SWIFT which enable very thin, very small products by combining application processors, memory, baseband and other peripheral IC’s into one packaged module. Through the use of die partitioning and heterogeneous die integration, these sub-system and system modules provide higher functionality at lower cost versus multi-package options.

Our research and development employees are located throughout Asia and in the United States. In 2017, we had approximately 600 employees engaged in research and development activities. In 2017, 2016 and 2015, we incurred $166.6 million, $117.2 million and $82.0 million, respectively, of research and development expense. The 2017 increase was primarily due to development and other costs associated with our new K5 factory and research and development facility in Korea. In addition, the consolidation of J-Devices added $18.3 million in research and development expenses for the year ended December 31, 2016.

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

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December which generally results in a decrease in packaging and test services during the first quarter. General economic conditions, changes in our supply chain or overall demand in any of our end-markets can impact our seasonality.

CUSTOMERS

In 2017, we had approximately 275 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 67% of our net sales in 2017. Toshiba accounted for more than 10% of our net sales in 2017.

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

We are committed to sound and responsible environmental practices in conducting our business. We are an active member of the Responsible Business Alliance (formerly known as the Electronics Industry Citizenship Coalition, or "EICC"), the largest industry organization dedicated to supply chain responsibility. We also continuously engage with our customers and suppliers to improve the sustainability of our operations around the world.

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

EMPLOYEES

In 2017, Amkor had approximately 29,300 full-time employees. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in the Philippines, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia and Portugal are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions.

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

•	the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;

•	fluctuations in currency exchange rates, particularly with the recent acquisition of J-Devices;

•	political and social conditions, and the potential for civil unrest, terrorism or other hostilities;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from tax laws in the U.S. and in foreign jurisdictions in which we operate and

•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

In particular, we have significant facilities and other investments in South Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and a recent rise in tensions within and among other countries in the region.

Competition - We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities and May Face Competition from New Competitors, Including Foundries.

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in the People’s Republic of China, or the PRC, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. For example, STATS ChipPAC was acquired in 2015 by Jiangsu Electronics Technology Co., Ltd., a local PRC company. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd. have announced that they are scheduled to become sister companies under a new joint holding company in April 2018.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2017, our total debt balance was

$1,364.4 million, of which $123.8 million was classified as a current liability and $559.4 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $550.9 million in 2017. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2018 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan under which we have an accrued liability of $153.7 million as of December 31, 2017. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In addition, in May 2017, we completed our acquisition of Nanium. We are continuing to integrate the acquired operations into our overall internal control over financial reporting. Although we have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 67% of our net sales for the year ended December 31, 2017, and one customer accounted for more than 10% of our consolidated net sales during the period. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $550.9 million in 2017, $650.0 million in 2016 and $538.0 million in 2015. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

We Could Suffer Adverse Tax and Other Financial Consequences if There Are Changes in Tax Laws or Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws, Including Whether We Continue to Qualify for Tax Holidays, or if We Are Required to Establish or Adjust Valuation Allowances on Deferred Tax Assets.

We earn a substantial portion of our income in foreign countries and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. In addition, organizations such as the Organisation for Economic Co-operation and Development may, from time to time, propose guidelines regarding transfer pricing and other international tax matters relating to multinational companies like Amkor. Changes in U.S. or foreign tax laws arising out of such proposals or otherwise could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.

Our tax liabilities are based, in part, on our corporate structure, interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, taxing authorities may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for tax holidays. If they do not agree, we may seek to enter into settlements with the taxing authorities. We may also appeal a taxing authority's determination to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail or if we enter into settlements with taxing authorities, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, we expect that our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets, in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we believe that we will have sufficient taxable income to allow us to realize these deferred tax assets. In the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets that, if required, could materially affect our results of operations.

The Enactment of Recent Tax Reform Could Materially Impact Our Financial Position and Results of Operations for the Period Ending December 31, 2017 and for Subsequent Periods.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made significant changes to the U.S. Tax Code. Changes include a reduced corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limited tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we now expect to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal tax rate of 21%. Our provisional estimates and preliminary view of the impact of the Tax Act are uncertain and may be adjusted in future periods as a result of the ongoing analysis of our tax positions and any new guidance from regulators and other interpretations of the law.

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

The semiconductor packaging process generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Environmental, health and safety laws and regulations in places we do business, impose various controls on the use, storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. For example, the European Union's Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties or hazardous substances in the products we manufacture. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits negatively affecting our ability to maintain or expand our operations, and we could suffer reputational harm.

There has also been an increase in public attention and focus on the materials contained in semiconductor products, the environmental impact of semiconductor operations and the risk of chemical releases from such operations, climate change and related environmental concerns. This increased focus on the environmental impact of semiconductor operations and products has caused industry groups and customers to impose additional requirements on us and our suppliers, sometimes exceeding regulatory standards. These requirements include increased tracking and reporting of greenhouse gas emissions, reductions in waste and wastewater from operations, additional reporting on the materials and components used in the products we manufacture, and the use of renewable energy sources in our factory operations. To comply with these additional requirements, we may need to procure additional equipment or make factory or process changes and our manufacturing costs may increase.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities, Political Instability, Hostilities, or Other Disruptions.

We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, and Taiwan, which are or could be subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARs or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea or in other regions where we have facilities; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2017, Mr. James J. Kim, the Executive Chairman of our Board of Directors, members of Mr. Kim’s immediate family and affiliates owned approximately 137.6 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 138.1 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Our principal executive offices, which are leased, are located in Tempe, Arizona. The location and size of our manufacturing and research and development facilities are set forth in the table below. All facilities are owned unless otherwise specified. Generally, our facilities are collateral for indebtedness incurred by our subsidiary for the jurisdiction in which the facilities are located.

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,317,000	—	1,317,000
Japan	1,687,000	525,000	2,212,000
Korea	2,979,000	—	2,979,000
Malaysia (1)	385,000	—	385,000
Philippines (2)	661,000	658,000	1,319,000
Portugal	498,000	—	498,000
Taiwan	864,000	—	864,000

Total all facilities	8,391,000	1,183,000	9,574,000

(1)	Land is leased.

(2)	As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.

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

	High	Low
2017
First Quarter	$11.59	$9.41
Second Quarter	12.33	9.77
Third Quarter	11.06	8.38
Fourth Quarter	11.57	10.05
2016
First Quarter	$6.14	$4.13
Second Quarter	6.44	5.37
Third Quarter	9.72	5.60
Fourth Quarter	12.32	9.19

There were approximately 127 holders of record of our common stock as of February 16, 2018.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, our U.S. revolving credit agreement and the indentures governing our senior notes limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1-October 31	—	$—	—	$91,586,032
November 1-November 30	5,750	11.39	—	91,586,032
December 1-December 31	—	—	—	91,586,032
Total	5,750	$11.39	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2016 and 2017, we made no common stock purchases, and at December 31, 2017, approximately $91.6 million was available pursuant to the stock repurchase program.

PERFORMANCE GRAPH (1)

(1)
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2012 through 2017.

	For the Year Ended December 31
	2012	2013	2014	2015	2016	2017
Amkor Technology, Inc.	$100.00	$144.55	$167.42	$143.37	$248.77	$236.98
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
PHLX Semiconductor	100.00	130.15	167.68	156.67	208.23	292.66

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31
	2017 (f)	2016 (g)	2015 (g)	2014 (e)	2013 (h)
	(In thousands, except per share data)
Income Statement Data:
Net sales	$4,186,497	$3,893,635	$2,884,603	$3,129,440	$2,956,450
Gross profit (a)	757,273	695,477	479,265	552,822	544,513
Gain on sale of real estate (b)	(108,109)	—	—	—	—
Operating income	401,313	293,940	164,839	221,460	232,109
Loss on debt retirement (c)	4,835	—	9,560	757	12,330
Income tax expense (d)	38,982	47,853	28,035	33,845	22,646
Equity in earnings of J-Devices (e)	—	—	14,016	31,007	9,452
Net income (a) (e)	264,888	167,304	53,893	133,240	110,793
Net income attributable to Amkor	260,706	164,190	51,098	129,739	108,432
Net income attributable to Amkor per common share:
Basic	$1.09	$0.69	$0.22	$0.56	$0.58
Diluted	$1.09	$0.69	$0.22	$0.55	$0.50

Other Financial Data:
Depreciation and amortization	$581,940	$555,186	$494,200	$464,706	$410,346
Payments for property, plant and equipment	550,943	650,038	537,975	681,120	566,256

Balance Sheet Data:
Cash and cash equivalents	$596,364	$549,518	$523,172	$449,946	$610,442
Working capital	289,081	404,035	299,296	497,358	541,480
Total assets	4,521,509	4,092,086	4,026,428	3,633,918	3,426,166
Non-current liabilities, including debt	1,468,941	1,683,021	1,790,708	1,803,879	1,771,422
Total Amkor stockholders’ equity	1,667,328	1,383,588	1,200,286	1,114,748	952,608

(a)
In January 2015, we reached a resolution to a patent license dispute and entered into a settlement agreement. During 2014 and 2013 we recorded charges of $75.3 million and $10.0 million, respectively, to cost of sales and $13.7 million and $1.8 million, respectively, to interest expense relating to this patent license dispute.

(b)	In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million

(c)
In July 2017, we recorded a loss on debt retirement of $4.4 million relating to the partial early repayment of our 6.625% Senior Notes due 2021. During 2015, we recorded a loss on debt retirement of $8.9 million relating to the early repayment of our 7.375% Senior Notes due May 2018. During 2013, we exchanged debt for shares of our common stock and a cash payment and recorded a charge of $11.6 million.

(d)
In 2017, income tax expense includes an estimated net tax benefit of $41.6 million primarily due to the reversal of a valuation allowance on certain U.S. deferred tax assets as a result of the enactment of the Tax Act.

(e)
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

(f)	On May 22, 2017, we completed the purchase of Nanium. Their financial results have been included in our Consolidated Financial Statements from the date of acquisition.

(g)
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

(h)	On July 31, 2013, we completed the purchase of Amkor Technology Malaysia Sdn. Bhd. Their financial results have been included in our Consolidated Financial Statements from the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers. This is particularly true in the mobile communications market, where growth has outpaced the semiconductor industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. We believe that our technology leadership and this technology transition create significant growth opportunities for us.

We typically look for opportunities in the advanced packaging and test area where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. For example, we are currently working to expand our sales to Chinese and Taiwanese fabless chip companies that make up a significant portion of the mid-tier and entry-level segments of the mobile device market where much of the growth is occurring. In addition, we are seeking new customers and deepening our engagement with existing customers. This includes an expanded emphasis on the automotive market where semiconductor content continues to grow and in the analog area for our mainstream wirebond technologies.

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in May 2017, we acquired Nanium, which we expect will strengthen our position in the market for wafer-level fan-out packaging. In 2009, we invested in J-Devices, a joint venture to provide semiconductor packaging and test services in Japan. We increased our investment in J-Devices to 60% in 2013 and to 100% in 2015 through the exercise of additional options. J-Devices is the largest provider of outsourced semiconductor assembly and test services in Japan and is primarily focused in the automotive, industrial and consumer end markets. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited, Qualcomm

Incorporated and Socionext Inc. Our contract foundry customers include: GlobalFoundries Inc. and Taiwan Semiconductor Manufacturing Company Limited.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

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

2017 Financial Highlights

Our net sales increased $292.9 million or 7.5% to $4,186.5 million in 2017 from $3,893.6 million in 2016. The increase was attributable to strong demand in all of our end markets, particularly mobile communications.

Gross profit increased $61.8 million in 2017 compared to 2016, attributable to the increase in net sales.

In May 2017, we completed the acquisition of Nanium, a provider of wafer-level fan-out semiconductor packaging solutions. Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition.

In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million.

In December 2017, we recognized an estimated one-time net tax benefit of $41.6 million, due to the enactment of the Tax Act. The tax benefit is driven by the reversal of a valuation allowance against certain deferred tax assets.

In 2017, our capital expenditures totaled $550.9 million, or 13.2% of net sales compared to $650.0 million, or 16.7% of net sales in 2016. The decrease is primarily related to the completion of construction of our K5 facility in Korea which started operations in 2017.

Net cash provided by operating activities was $618.3 million for the year ended December 31, 2017, compared to $729.4 million for the year ended December 31, 2016. This decrease was primarily due to changes in working capital.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Materials	36.4%	37.2%	36.6%
Labor	15.6%	15.3%	15.1%
Other manufacturing costs	29.9%	29.6%	31.7%
Gross margin	18.1%	17.9%	16.6%
Operating income	9.6%	7.5%	5.7%
Income before income taxes and equity in earnings of unconsolidated affiliate	7.3%	5.5%	2.4%
Net income attributable to Amkor	6.2%	4.2%	1.8%

Net Sales

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015
	(In thousands, except percentages)
Net sales	$4,186,497	$3,893,635	$2,884,603	$292,862	7.5%	$1,009,032	35.0%

The increase in net sales in 2017 compared to 2016 was due to strong demand across all end markets. The mobile communications market was particularly strong due to an increase in our content in flagship smartphones and improved sales with Greater China fabless customers. We also experienced growth in the automotive and computing end markets.

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

Gross Profit and Gross Margin

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015
	(In thousands, except percentages)
Gross profit	$757,273	$695,477	$479,265	$61,796	$216,212
Gross margin	18.1%	17.9%	16.6%	0.2%	1.3%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross profit and gross margin for 2017 increased compared to 2016, primarily due to the increase in net sales. Manufacturing costs increased due to higher unit volumes, increased employee compensation costs, and our factory consolidation efforts in Japan.

Gross profit for 2016 increased compared to 2015, primarily due to the increase in net sales and favorable foreign currency movements. J-Devices contributed $137.9 million in gross profit for the year ended December 31, 2016. Gross margin increased for 2016 compared to 2015, primarily due to higher net sales and favorable foreign currency movements. The increase was partially offset by higher net sales generated from mainstream packages, which have lower gross margin, as a result of the consolidation of J-Devices.

Selling, General and Administrative Expenses

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015
	(In thousands, except percentages)
Selling, general and administrative	$297,455	$284,331	$232,409	$13,124	4.6%	$51,922	22.3%

Selling, general and administrative expenses increased in 2017 compared to 2016 primarily due to higher employee compensation costs, partially offset by net proceeds received from a one-time legal settlement in April 2017.

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

Research and Development

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015
	(In thousands, except percentages)
Research and development	$166,614	$117,206	$82,017	$49,408	42.2%	$35,189	42.9%

Research and development activities are focused on developing new packaging solutions and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of goods sold, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses increased in 2017 over 2016, and 2016 over 2015, primarily due to increases in development activities and the related employee compensation costs and depreciation resulting from continued investments in equipment, in each of those periods. The increase in 2017 over 2016 was primarily due to development and other costs associated with our new K5 factory and research and development facility in Korea. The increase in each period was partially offset by the reduction in costs for projects that moved into production. In addition, the consolidation of J-Devices added $18.3 million in research and development expenses for the year ended December 31, 2016.

Other Income and Expense

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015
	(In thousands, except percentages)
Interest expense, including related party	$85,554	$84,637	$86,376	$917	1.1%	$(1,739)	(2.0)%
Foreign currency (gain) loss, net	11,823	(3,592)	(7,849)	15,415	>(100)%	4,257	(54.2)%
Other (income) expense, net	66	(2,262)	18,400	2,328	>100%	(20,662)	>(100)%
Total other expense, net	$97,443	$78,783	$96,927	$18,660	23.7%	$(18,144)	(18.7)%

We ceased capitalizing interest in connection with the construction of our K5 factory and research and development facility in Korea in the first quarter of 2016, which resulted in an increase in interest expense in 2017. This increase was partially offset by the early redemption of our 6.625% Senior Notes due 2021 in July 2017. The decrease in interest expense in 2016 compared to 2015 was primarily due to the June 2015 repayment of our 7.375% Senior Notes due May 2018 which was funded by lower cost debt, offset by the ceasing of interest capitalization discussed above.

We recorded a foreign currency loss, net in 2017, primarily due to the unfavorable exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries. In 2016 and 2015, we recognized net foreign currency gains as a result of favorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

The early repayment of our 6.625% Senior Notes due 2021 in July 2017 resulted in a loss on debt retirement of $4.4 million, which was included in other (income) expense, net, offset by an increase in interest income in 2017. In 2015, other (income) expense, net included a net loss of $13.9 million on the acquisition of the remaining interest of J-Devices and a loss on debt retirement of $8.9 million relating to the repayment in full of our 7.375% Senior Notes due May 2018 with proceeds from lower cost debt in June 2015.

Income Tax Expense

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015
	(In thousands, except percentages)
Income tax expense	$38,982	$47,853	$28,035	$(8,871)	$19,818
Effective tax rate	12.8%	22.2%	41.3%

Generally, our effective tax rate is below the U.S. federal tax rate of 35% because the majority of our income is taxed in foreign jurisdictions in the Asia Pacific region where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. Our income tax expense includes foreign withholding taxes and minimum taxes. The effective income tax rate for 2015 was higher than 2017 and 2016 due primarily to losses in jurisdictions where there was no associated tax benefit.

The effective tax rate in 2017 includes an estimated one-time net tax benefit of $41.6 million based on our analysis of the impact of the Tax Act. The components of the one-time benefit include the release of a valuation allowance against U.S. deferred tax assets that we now expect to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to remeasure our deferred tax assets based on the new U.S. federal tax rate of 21%.

Our income tax expense reflects the applicable tax rates in effect in the various countries in which our income is earned and is subject to volatility depending on the relative mix of earnings in each location. During 2017, 2016 and 2015, our subsidiaries in Korea, Malaysia, the Philippines, Singapore and Taiwan operated under various tax holidays. The tax holiday granted to certain operations in Taiwan expired as of December 31, 2017. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expire during 2018. As these tax holidays expire, income earned in those jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our income tax expense.

Equity in Earnings of J-Devices

On December 30, 2015, we increased our ownership in J-Devices from 65.7% to 100% through the exercise of existing options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective at the time of acquisition on December 31, 2015. There is no equity in earnings of J-Devices subsequent to this date.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of December 31, 2017, we had cash and cash equivalents of $596.4 million. Included in our cash balance as of December 31, 2017, is $444.6 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries through the repayment of intercompany debt obligations. Due to the changes in U.S. tax law, distributions of cash to the U.S. as dividends in the future will not be subject to U.S. income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes of approximately $18.9 million.

The borrowing base under our $200.0 million first lien senior secured revolving credit facility is limited to the amount of our eligible accounts receivable. As of December 31, 2017, we had availability of $199.4 million under this facility, after reduction of $0.6 million of outstanding standby letters of credit. Our foreign subsidiaries had $19.0 million available to be drawn under secured revolving credit facilities and $70.2 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures. In April 2017, we borrowed $75.0 million on our revolving credit facility in Korea and repaid the outstanding balance of $80.0 million on our term loan due May 2020.

As of December 31, 2017, we had $1,364.4 million of debt. Our scheduled principal repayments on debt include $123.8 million due in 2018, $173.6 million due in 2019, $326.6 million due in 2020, $210.6 million due in 2021 and $530.7 million due in 2022. We were in compliance with all debt covenants at December 31, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

In July 2017, we redeemed $200.0 million of the outstanding $400.0 million of our 6.625% Senior Notes due 2021. The note redemption was funded with cash on hand. We refer you to Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the year ended December 31, 2017 and 2016, we sold accounts receivable totaling $611.2 million and $574.1 million, net of discounts and fees of $4.6 million and $2.5 million, respectively.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of December 31, 2017, the severance liability was $153.7 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

Under the terms of a January 2015 patent license litigation settlement, Amkor agreed to pay a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of December 31, 2017, we owe $38.8 million under the settlement agreement.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At December 31, 2017, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. In 2017, our capital expenditures totaled $550.9 million or approximately 13.2% of net sales.

We expect that our 2018 capital expenditures will be approximately $600 million. Ultimately, the amount of our 2018 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2017 was as follows:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Operating activities	$618,267	$729,402	$584,975
Investing activities	(454,832)	(589,427)	(514,990)
Financing activities	(124,886)	(112,179)	2,613

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2017, decreased by $111.1 million compared to the year ended December 31, 2016, primarily due to changes in working capital, partially offset by higher sales and gross profit. Our cash flow provided by operating activities for the year ended December 31, 2016, increased by $144.4 million compared to the year ended December 31, 2015. J-Devices contributed $120.0 million of operating cash flow for the year ended December 31, 2016. Excluding J-Devices, our operating cash flow increased in 2016 primarily due to higher sales and gross profit.

Investing activities:  Our cash flow used in investing activities are principally for payments for property, plant and equipment, which decreased compared to the prior year primarily due to the completion of the initial phase of K5 construction in December 2016. The net cash used in investing activities for the year ended December 31, 2017, also included a payment for the acquisition of Nanium and receipt of the remaining proceeds for the sale of the K1 factory in Korea.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2017 was primarily driven by the partial redemption of our Senior Notes due 2021, partially offset by the net borrowings in China and Japan. The net cash used in financing activities during 2016 primarily resulted from repayments of our debt and revolving credit facility, offset by borrowings in Japan and Korea.

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

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$618,267	$729,402	$584,975
Payments for property, plant and equipment	(550,943)	(650,038)	(537,975)
Proceeds from sale of and insurance recovery for property, plant and equipment	141,530	60,801	6,945
Free cash flow	$208,854	$140,165	$53,945

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Total debt	$1,365,533	$123,848	$173,649	$326,649	$210,649	$530,738	$—
Scheduled interest payment obligations (1)	255,162	66,274	63,516	51,689	40,197	33,486	—
Purchase obligations (2)	143,902	131,860	2,244	1,863	1,592	1,591	4,752
Operating lease obligations	109,826	26,439	21,740	13,694	10,530	8,468	28,955
Severance obligations (3)	153,735	15,190	13,594	12,248	11,061	9,971	91,671
Settlement payments (4)	38,750	38,750	—	—	—	—	—
Total contractual obligations	$2,066,908	$402,361	$274,743	$406,143	$274,029	$584,254	$125,378

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2017, for variable-rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at December 31, 2017.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At December 31, 2017, the total obligation is $38.8 million of which $37.8 million is a current liability and $1.0 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2017, include:

•	$43.4 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$29.0 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Additionally, we monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets. We have valuation allowances on select deferred tax assets in certain foreign jurisdictions, including Portugal. In prior years, we maintained a valuation allowance on all of our U.S. net deferred tax assets, including our U.S. net operating loss carryforwards. During the fourth quarter of 2017, we determined it was more likely than not that we will have sufficient taxable income to allow us to realize a substantial portion of our U.S. deferred tax assets. Our evaluation considered, among other factors, limitations on the deductibility of interest expense in connection with the Tax Act.

ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. There were no specific impacts of the Tax Act that could not be reasonably estimated. Our estimate of the impact of the Tax Act may be adjusted throughout the allowable measurement period as we collect additional information, prepare and analyze the information and evaluate any regulatory guidance or clarifications. Our review is expected to include:

•
One-time transition tax: Further information is required to substantiate the underlying data supporting foreign earnings and profits, foreign tax credits, and amounts held in liquid and illiquid assets at various measurement dates. Changes to our provisional estimates and further analysis could impact our judgments, elections and assertions.

•
Remeasurement of deferred tax assets and liabilities: Further analysis is required to calculate the impact on the related account balances including the impact of complex new provisions which include the Base Erosion Anti-abuse Tax and Global Intangible Low-Taxed Income (“GILTI”), designed to subject certain foreign earnings to U.S. tax.

•
Valuation allowances: We have assessed whether valuation allowance analyses for deferred tax assets are affected by various aspects of the Tax Act (for example one-time transition tax, GILTI, new categories of foreign tax credits). Since we have recorded provisional amounts related to the provisions of the Tax Act, any corresponding determination of the need for a change in a valuation allowance is also provisional.

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

Inventories are stated at the lower of cost and net realizable value. Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. For inventory valued using the standard cost method, we review and set our standard costs as needed, but at a minimum on an annual basis.

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

We review goodwill for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate that an impairment may exist. Impairment losses are recorded when the carrying amount of the reporting unit exceeds its fair value.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar as of December 31, 2017, our income before taxes would have been approximately $17 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally driven by our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2017, approximately 74% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the year ended December 31, 2017, approximately 51% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2017, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2017 would have been approximately $88 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $11.1 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2017:

	2018	2019	2020	2021	2022	Total	Fair Value
	($ in thousands)
Fixed rate debt	$17,393	$10,649	$130,649	$210,649	$530,738	$900,078	$919,405
Average interest rate	0.7%	0.8%	3.5%	6.3%	6.3%	5.7%
Variable rate debt	$106,455	$163,000	$196,000	$—	$—	$465,455	$466,227
Average interest rate	2.9%	3.8%	3.6%	—%	—%	3.5%
Total debt maturities	$123,848	$173,649	$326,649	$210,649	$530,738	$1,365,533	$1,385,632

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

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 23, 2018

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$4,186,497	$3,893,635	$2,884,603
Cost of sales	3,429,224	3,198,158	2,405,338
Gross profit	757,273	695,477	479,265
Selling, general and administrative	297,455	284,331	232,409
Research and development	166,614	117,206	82,017
Gain on sale of real estate	(108,109)	—	—
Total operating expenses	355,960	401,537	314,426
Operating income	401,313	293,940	164,839
Interest expense	83,839	79,668	81,407
Interest expense, related party	1,715	4,969	4,969
Other (income) expense, net	11,889	(5,854)	10,551
Total other expense, net	97,443	78,783	96,927
Income before taxes and equity in earnings of unconsolidated affiliate	303,870	215,157	67,912
Income tax expense	38,982	47,853	28,035
Income before equity in earnings of unconsolidated affiliate	264,888	167,304	39,877
Equity in earnings of J-Devices	—	—	14,016
Net income	264,888	167,304	53,893
Net income attributable to noncontrolling interests	(4,182)	(3,114)	(2,795)
Net income attributable to Amkor	$260,706	$164,190	$51,098
Net income attributable to Amkor per common share:
Basic	$1.09	$0.69	$0.22
Diluted	$1.09	$0.69	$0.22
Shares used in computing per common share amounts:
Basic	238,937	237,416	236,850
Diluted	239,651	238,034	237,170

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$264,888	$167,304	$53,893
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	5,165	2,563	1,100
Foreign currency translation	11,092	5,783	(146)
Equity interest in J-Devices' other comprehensive income (loss)	—	—	29,433
Total other comprehensive income (loss)	16,257	8,346	30,387
Comprehensive income	281,145	175,650	84,280
Comprehensive income attributable to noncontrolling interests	(4,182)	(3,114)	(2,795)
Comprehensive income attributable to Amkor	$276,963	$172,536	$81,485

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$596,364	$549,518
Restricted cash	2,000	2,000
Accounts receivable, net of allowances of $6,946 and $9,902, respectively	692,287	563,107
Inventories	326,492	267,990
Other current assets	33,727	27,081
Total current assets	1,650,870	1,409,696
Property, plant and equipment, net	2,695,065	2,564,648
Goodwill	25,036	24,122
Restricted cash	4,487	3,977
Other assets	146,051	89,643
Total assets	$4,521,509	$4,092,086

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$123,848	$35,192
Trade accounts payable	569,085	487,430
Capital expenditures payable	294,258	144,370
Accrued expenses	374,598	338,669
Total current liabilities	1,361,789	1,005,661
Long-term debt	1,240,581	1,364,638
Long-term debt, related party	—	75,000
Pension and severance obligations	182,216	166,701
Other non-current liabilities	46,144	76,682
Total liabilities	2,830,730	2,688,682
Commitments and contingencies (Note 17)
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 285,129 and 284,479 shares issued, and 239,184 and 238,665 shares outstanding, respectively	285	284
Additional paid-in capital	1,903,357	1,895,089
Accumulated deficit	(42,851)	(303,557)
Accumulated other comprehensive income (loss)	22,519	6,262
Treasury stock, at cost, 45,945 and 45,814 shares, respectively	(215,982)	(214,490)
Total Amkor stockholders’ equity	1,667,328	1,383,588
Noncontrolling interests in subsidiaries	23,451	19,816
Total equity	1,690,779	1,403,404
Total liabilities and equity	$4,521,509	$4,092,086
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2014	282,231	$282	$1,878,810	$(518,845)	$(32,471)	(45,604)	$(213,028)	$1,114,748	$14,701	$1,129,449
Net income	—	—	—	51,098	—	—	—	51,098	2,795	53,893
Other comprehensive income (loss)	—	—	—	—	30,387	—	—	30,387	—	30,387
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(115)	(730)	(730)	—	(730)
Issuance of stock through share-based compensation plans	493	1	930	—	—	—	—	931	—	931
Share-based compensation	—	—	3,852	—	—	—	—	3,852	—	3,852
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(246)	(246)
Balance at December 31, 2015	282,724	$283	$1,883,592	$(467,747)	$(2,084)	(45,719)	$(213,758)	$1,200,286	$17,250	$1,217,536
Net income	—	—	—	164,190	—	—	—	164,190	3,114	167,304
Other comprehensive income (loss)	—	—	—	—	8,346	—	—	8,346	—	8,346
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(95)	(732)	(732)	—	(732)
Issuance of stock through share-based compensation plans	1,755	1	8,246	—	—	—	—	8,247	—	8,247
Share-based compensation	—	—	3,251	—	—	—	—	3,251	—	3,251
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(548)	(548)
Balance at December 31, 2016	284,479	$284	$1,895,089	$(303,557)	$6,262	(45,814)	$(214,490)	$1,383,588	$19,816	$1,403,404
Net income	—	—	—	260,706	—	—	—	260,706	4,182	264,888
Other comprehensive income (loss)	—	—	—	—	16,257	—	—	16,257	—	16,257
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(131)	(1,492)	(1,492)	—	(1,492)
Issuance of stock through share-based compensation plans	650	1	3,123	—	—	—	—	3,124	—	3,124
Share-based compensation	—	—	5,145	—	—	—	—	5,145	—	5,145
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(547)	(547)
Balance at December 31, 2017	285,129	$285	$1,903,357	$(42,851)	$22,519	(45,945)	$(215,982)	$1,667,328	$23,451	$1,690,779

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$264,888	$167,304	$53,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	581,940	555,186	494,200
Gain on sale of real estate	(108,109)	—	—
Amortization of deferred debt issuance costs and premiums	1,235	1,403	1,665
Deferred income taxes	(42,998)	(1,746)	(697)
Equity in earnings of unconsolidated affiliate	—	—	(14,016)
Loss on debt retirement	4,835	—	9,560
Loss (gain) on disposal of fixed assets, net	(2,648)	1,390	1,190
Share-based compensation	5,145	3,251	3,852
Loss from acquisition of J-Devices	—	—	13,501
Proceeds from insurance recovery for property, plant and equipment	—	(15,166)	—
Other, net	(8,143)	2,858	4,014
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(118,353)	(29,126)	122,840
Inventories	(54,195)	(28,397)	27,677
Other current assets	(2,473)	1,124	(3,309)
Other assets	(458)	1,037	333
Trade accounts payable	67,574	48,581	(48,368)
Accrued expenses	35,525	56,465	(42,042)
Pension and severance obligations	23,881	1,625	(7,321)
Other non-current liabilities	(29,379)	(36,387)	(31,997)
Net cash provided by operating activities	618,267	729,402	584,975
Cash flows from investing activities:
Payments for property, plant and equipment	(550,943)	(650,038)	(537,975)
Proceeds from sale of property, plant and equipment	141,530	45,635	6,945
Proceeds from insurance recovery for property, plant and equipment	—	15,166	—
Acquisition of business, net of cash acquired	(43,771)	—	22,577
Investment in J-Devices	—	—	(12,908)
Disposition of business to J-Devices, net of cash transferred	—	—	8,355
Other investing activities	(1,648)	(190)	(1,984)
Net cash used in investing activities	(454,832)	(589,427)	(514,990)
Cash flows from financing activities:
Proceeds from revolving credit facilities	75,000	125,000	290,000
Payments of revolving credit facilities	—	(255,000)	(150,000)
Proceeds from short-term debt	77,781	49,131	—
Payments of short-term debt	(70,236)	(49,500)	—
Proceeds from issuance of long-term debt	223,976	46,000	400,000
Payments of long-term debt	(405,269)	(32,078)	(537,030)
Payments of long-term debt, related party	(17,837)	—	—
Payments of capital lease obligations	(5,340)	(2,543)	—
Payment of deferred consideration for purchase of facility	(3,890)	—	—
Proceeds from issuance of stock through share-based compensation plans	3,124	8,247	931
Other financing activities	(2,195)	(1,436)	(1,288)
Net cash (used in) provided by financing activities	(124,886)	(112,179)	2,613
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	8,807	351	—
Net increase in cash, cash equivalents and restricted cash	47,356	28,147	72,598
Cash, cash equivalents and restricted cash, beginning of period	555,495	527,348	454,750
Cash, cash equivalents and restricted cash, end of period	$602,851	$555,495	$527,348
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$83,808	$86,777	$96,227
Income taxes	61,878	32,174	35,084
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	294,912	146,080	242,980
Equipment acquired through capital lease	929	6,358	—

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

•
Providing a geographically diverse operating base, with research and development, engineering support and production capabilities at various facilities throughout China, Japan, Korea, Malaysia, the Philippines, Portugal and Taiwan.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to acquisitions, revenue recognition, income taxes, inventory, long lived assets and contingencies. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions. Certain prior year amounts have been reclassified to conform to current year presentation.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2017, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.9 million and $0.4 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2017, 2016 or 2015. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2017, our cash and cash equivalents were maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. We review and set our standard costs as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

disposition of the asset group. If such asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Goodwill

Goodwill is recorded when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. We review goodwill for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate that an impairment may exist. Impairment losses are recorded when the carrying amount of the reporting unit exceeds its fair value.

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

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our U.S. and foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets.

ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. There were no specific impacts of the Tax Act that could not be reasonably estimated. Our estimate of the impact of the Tax Act may be adjusted throughout the allowable measurement period as we collect additional information, prepare and analyze the information and evaluate any regulatory guidance or clarifications. Our review is expected to include:

•
One-time transition tax: Further information is required to substantiate the underlying data supporting foreign earnings and profits, foreign tax credits, and amounts held in liquid and illiquid assets at various measurement dates. Changes to our provisional estimates and further analysis could impact our judgments, elections and assertions.

•
Remeasurement of deferred tax assets and liabilities: Further analysis is required to calculate the impact on the related account balances including the impact of complex new provisions which include the Base Erosion Anti-abuse Tax and Global Intangible Low-Taxed Income (“GILTI”), designed to subject certain foreign earnings to U.S. tax.

•
Valuation allowances: We have assessed whether valuation allowance analyses for deferred tax assets are affected by various aspects of the Tax Act (for example one-time transition tax, GILTI, new categories of foreign tax credits).

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Since we have recorded provisional amounts related to the provisions of the Tax Act, any corresponding determination of the need for a change in a valuation allowance is also provisional.

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

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09. In September 2017, the FASB issued ASU 2017-13, which provides supplemental guidance and clarification to ASU 2014-09. The new standard will result in a change to the timing of revenue recognition, whereby revenue will be recognized "over time" as services are performed rather than at a "point in time", generally upon shipment.  The new standard will also result in an increase in accounts receivables, net and a related decrease in inventories, deferred revenues and accumulated deficit. We will adopt the standard using the full retrospective method to adjust each prior reporting period presented. We are in the process of finalizing the impact that this new standard will have on our consolidated financial statements and disclosure; however, we expect the following impacts to our reported results:

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2017
	As Reported	New Revenue Standard Adjustment (Estimate)	As Adjusted (Estimate)
	(In thousands, except per share data)
Income Statement:
Net sales	$4,186,497	$24,000	$4,210,497
Cost of sales	3,429,224	17,000	3,446,224
Net income	264,888	5,000	269,888
Net income attributable to Amkor per common share:
Basic	1.09	0.02	1.11
Diluted	1.09	0.02	1.11

	For the Year Ended December 31, 2016
	As Previously Reported	New Revenue Standard Adjustment (Estimate)	As Adjusted (Estimate)
	(In thousands, except per share data)
Income Statement:
Net sales	$3,893,635	$36,000	$3,929,635
Cost of sales	3,198,158	21,000	3,219,158
Net income	167,304	11,000	178,304
Net income attributable to Amkor per common share:
Basic	0.69	0.05	0.74
Diluted	0.69	0.04	0.73

	December 31, 2017
	As Reported	New Revenue Standard Adjustment (Estimate)	As Adjusted (Estimate)
	(In thousands)
Balance Sheet:
Accounts receivable, net	$692,287	$106,000	$798,287
Inventories	326,492	(113,000)	213,492
Accrued expenses	374,598	(48,000)	326,598
Accumulated deficit	(42,851)	31,000	(11,851)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. In September 2017 and January 2018, the FASB issued ASU 2017-13 and ASU 2018-01, respectively, which provide supplemental guidance and clarification

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

to ASU 2016-02. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component of net periodic pension costs be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the statement of income as nonoperating expenses. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We will use the amounts previously disclosed within the prior year financial statements as a practical expedient for retrospective presentation within the consolidated statements of income. ASU 2017-07 will not have a material impact to our financial statements upon adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Adoption of this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure.

3.	Acquisitions

Acquisition of Nanium

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the consideration transferred to acquire J-Devices and the amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Fair value of consideration transferred:
Cash	$105,391
Fair value of our previously held equity interest in J-Devices	160,087
Total	$265,478

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$127,968
Accounts receivable	180,177
Inventory	42,502
Other current assets	2,363
Property, plant and equipment	230,319
Other assets	9,268
Short-term borrowings and current portion of long-term debt	(36,770)
Other current liabilities	(251,405)
Long-term debt	(18,885)
Pension obligations	(22,250)
Other non-current liabilities	(21,218)
Total identifiable net assets	242,069
Goodwill	23,409
Total	$265,478

The goodwill is attributable to the workforce of J-Devices, as well as cost savings and synergies expected from combining the operations of J-Devices. It is not deductible for tax purposes.

As a result of obtaining control over J-Devices, our previously held equity interest of 65.7% was remeasured to fair value, resulting in a gain of $16.1 million. Additionally, our previously held equity interest in J-Devices' accumulated foreign currency translation adjustments was released upon consolidation of J-Devices, resulting in a loss of $29.6 million. The combined net loss of $13.5 million was recognized in other (income) expense, net (Note 5) in our Consolidated Financial Statements.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

	For the Year Ended December 31
	2015	2014
	(unaudited)	(unaudited)
	(In thousands, except per share data)
Net sales	$3,696,495	$4,051,076
Net income	88,190	153,049
Net income attributable to Amkor	85,394	149,548
Basic earnings per share	0.36	0.65
Diluted earnings per share	0.36	0.63

4.	Share-Based Compensation Plans

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the years ended December 31, 2017, 2016 and 2015, we recognized share-based compensation attributable to stock options and restricted shares of $5.1 million, $3.3 million and $3.9 million, respectively, primarily in selling, general and administrative expenses. The corresponding deferred income tax benefits for stock options or restricted shares is $2.4 million for 2017 and zero for 2016 and 2015.

Equity Incentive Plan

Amended and Restated 2007 Equity Incentive Plan.  The Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The 2007 Plan is effective through 2027 and can be terminated at the discretion of the Board of Directors. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan and at December 31, 2017 there were 8.0 million shares available for grant.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our stock option activity for the year ended December 31, 2017:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	2,443	$6.93
Granted	2,900	9.97
Exercised	(469)	6.66
Forfeited or expired	(122)	5.12
Outstanding at December 31, 2017	4,752	$8.86	7.51	$6,403
Fully vested at December 31, 2017 and expected to vest thereafter	4,632	$8.83	7.46	$6,369
Exercisable at December 31, 2017	1,733	$7.17	4.75	$5,455

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Year Ended December 31,
	2017	2016	2015
Expected life (in years)	5.7	6.5	5.8
Risk-free interest rate	1.9%	1.5%	1.8%
Volatility	43%	48%	45%
Dividend yield	—	—	—
Weighted-average grant date fair value per option granted	$4.24	$2.89	$3.14

Total unrecognized compensation expense from stock options was $9.6 million as of December 31, 2017, which is expected to be recognized over a weighted-average period of approximately 3.0 years beginning January 1, 2017.

Restricted Shares

We grant restricted shares to directors and employees under the 2007 Plan. Restricted shares granted to directors vest on the earlier of the one year anniversary of the grant date or the date of the next annual meeting of stockholders. All other restricted shares vest ratably over four years, with 6.25% of the shares vesting in equal quarterly installments such that 100% of the shares will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the restricted shares have not been forfeited earlier, for certain grants, the restricted shares will vest upon the recipient’s death or disability, or upon a change in control of Amkor. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period. Upon vesting of restricted stock awards, we may issue new shares of common or treasury stock.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our restricted share activity for the year ended December 31, 2017:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Nonvested at December 31, 2016	145	$5.02
Awards granted	224	10.06
Awards vested	(181)	5.93
Awards forfeited	—	—
Nonvested at December 31, 2017	188	10.15

Total unrecognized compensation cost from restricted shares was $1.5 million as of December 31, 2017, which is expected to be recognized over a weighted-average period of approximately 2.8 years beginning January 1, 2017.

5.	Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest income	$(3,215)	$(1,326)	$(2,539)
Foreign currency (gain) loss, net	11,823	(3,592)	(7,849)
Loss on debt retirement	4,835	—	9,560
Loss from acquisition of J-Devices (Note 3)	—	—	13,501
Other (income) expense, net	(1,554)	(936)	(2,122)
Total other (income) expense, net	$11,889	$(5,854)	$10,551

6.	Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the corporate tax rate from 35% to 21%, included a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017 and limited tax deductions for interest expense for periods beginning January 1, 2018 which caused a release of valuation allowance. In 2017, we recognized a net benefit for the impact of the Tax Act with components as follows:

(In thousands)
One-time transition tax before credits	$162,750
Tax credits	(128,395)
Remeasure deferred tax assets	36,794
Release valuation allowance	(112,703)
Net impact of the Tax Act	$(41,554)
In accordance with SEC staff issued Staff Accounting Bulletin No. 118, we have not finalized our accounting and have made a provisional estimate of the impacts of the Tax Act. (See Note 1).

Geographic sources of income (loss) before taxes and equity in earnings of unconsolidated affiliate are as follows:

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$14,935	$(12,385)	$(39,684)
Foreign	288,935	227,542	107,596
Income before taxes and equity in earnings of unconsolidated affiliate	$303,870	$215,157	$67,912

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Current:
Federal	$—	$—	$—
State	11	22	11
Foreign	81,969	49,577	28,721
	81,980	49,599	28,732
Deferred:
Federal	(36,943)	—	—
State	(4,611)	—	—
Foreign	(1,444)	(1,746)	(697)
	(42,998)	(1,746)	(697)
Income tax expense	$38,982	$47,853	$28,035

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax expense is as follows:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
U.S. federal tax at 35%	$106,354	$75,305	$23,769
State taxes, net of federal benefit	2,193	836	2,622
Foreign income taxed at different rates	(51,412)	(17,907)	(11,756)
Foreign exchange (loss) gain	29,756	(1,127)	(5,680)
Change in valuation allowance	(4,703)	(7,362)	18,259
Adjustments related to prior years	3,329	(2,648)	(912)
U.S. tax reform (the Tax Act)	(41,554)	—	—
Income tax credits generated	(7,296)	(40,301)	(1,919)
Repatriation of foreign earnings and profits	719	25,604	91
Expiration of net operating losses and credits	166	15,092	74
Non-deductible loss on acquisition of J-Devices (Note 3)	—	—	4,725
Other	1,430	361	(1,238)
Income tax expense	$38,982	$47,853	$28,035

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The change in valuation allowance, excluding the impact of the Tax Act, for 2017, 2016 and 2015 is primarily the result of changes in net operating loss and tax credit carryforwards for which no tax expense or benefit has been recognized. The benefit of foreign income taxed at different rates has increased as foreign income before tax has increased. In 2016, we recognized taxable income and associated foreign income tax credits from the repatriation of foreign earnings and profits in connection with the merger of our Japanese subsidiaries. In 2015, we recognized a loss in connection with our increased ownership interest in J-Devices which is not deductible for income tax purposes.

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,130	$111,899
Income tax credits	23,998	41,900
Property, plant and equipment	35,479	21,860
Accrued liabilities	68,091	68,563
Receivable	32,719	—
Unrealized foreign exchange loss	1,924	531
Other	12,682	14,583
Total deferred tax assets	228,023	259,336
Valuation allowance	(83,338)	(165,367)
Total deferred tax assets net of valuation allowance	144,685	93,969
Deferred tax liabilities:
Property, plant and equipment	15,754	20,407
Deferred gain	939	2,655
Unrealized foreign exchange gain	8,383	990
Other	4,566	4,836
Total deferred tax liabilities	29,642	28,888
Net deferred tax assets	$115,043	$65,081
Recognized as:
Other assets	117,608	66,831
Other non-current liabilities	(2,565)	(1,750)
Total	$115,043	$65,081

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2017	2016
	(In thousands)
Valuation allowance:
U.S.	$43,719	$164,479
Portugal	39,009	—
Other	610	888
Total valuation allowance	$83,338	$165,367

U.S. deferred tax assets and liabilities were remeasured down to the new U.S. federal tax rate of 21% as a result of the Tax Act. In connection with our acquisition of Nanium, we acquired a receivable which resulted in the creation of a deferred tax asset. The decrease in our valuation allowance included the reversal of the valuation allowance against most of our U.S. deferred tax assets in connection with the Tax Act offset by the valuation allowance against the deferred tax assets of our Portuguese deferred tax assets, acquired in 2017.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Malaysia, the Philippines, Singapore and Taiwan was subject to reduced income tax rates and, in some cases, was exempt from income taxes. We recognized $6.2 million, $5.6 million and $3.3 million in tax benefits as a result of the tax holidays in 2017, 2016 and 2015, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.03, $0.02 and $0.01 for 2017, 2016 and 2015, respectively.

Our net operating loss carryforwards (“NOL’s”) are as follows:

	December 31,
	2017	2016	Expiration
	(In thousands)
U.S. Federal NOL’s	$220,445	$292,715	2021-2037
U.S. State NOL’s	121,095	138,218	2018-2036
Foreign NOL’s	2,967	3,378	2018-2025

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our U.S. and foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets.

In prior years, the deferred tax assets along with the U.S. federal and state net operating losses available for carryforward have been fully reserved with valuation allowances. During the fourth quarter of 2017, we determined it was more likely than not that we will have sufficient taxable income to allow us to realize most of our U.S. deferred tax assets, including a substantial portion of our U.S. net operating loss carryforward. Our evaluation considered, among other factors, limitations on the deductibility of interest expense in connection with the Tax Act. At December 31, 2017, a portion of our U.S. federal net operating loss carryforward continues to be reserved with a valuation allowance due to an estimate of the net operating loss carryforward not expected to be realized due to GILTI, due to ownership change limitations from a prior year acquisition as well as certain state net operating loss carryforwards expected to expire unused. Our ability to utilize our U.S. net operating loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2017, we have various tax credits available to be carried forward including U.S. foreign income tax credits totaling $12.6 million which expire in 2026. The deferred tax assets associated with the U.S. foreign income tax credits expected to expire unused have been fully reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2017, 2016 and 2015 have been recognized in our income tax provision.

As a result of the deemed repatriation provision of the Tax Act, U.S. income taxes have been provided on approximately $1.1 billion of the undistributed earnings of our foreign subsidiaries at December 31, 2017.  However, we have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. We estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $80.5 million.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2010-2017. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. Current examinations include our 2012 and 2013 Philippine income tax returns, 2013-2015 Portuguese income tax returns, and 2010-2014 Malaysian income tax returns.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Balance at January 1	$23,149	$23,332	$12,670
Additions based on tax positions related to the current year	1,419	1,822	12,727
Additions for tax positions of prior years	2,661	689	3,341
Reductions for tax positions of prior years	(1)	(2,589)	(4,815)
Reductions from lapse of statutes of limitations	(17)	(105)	(591)
Balance at December 31	$27,211	$23,149	$23,332

The net increase in our unrecognized tax benefits was $4.1 million from December 31, 2016 to December 31, 2017. The increases were primarily related to income attribution and income characterization. At December 31, 2017, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $24.8 million as of December 31, 2017, and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets. The balance of accrued and unpaid interest and penalties is $4.2 million as of December 31, 2017 and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

7.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes restricted shares held by retirement eligible recipients and is reduced for treasury stock.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Diluted EPS is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and unvested restricted shares.

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands, except per share data)
Net income attributable to Amkor	$260,706	$164,190	$51,098
Income allocated to participating securities	—	—	(59)
Net income available to Amkor common stockholders	$260,706	$164,190	$51,039

Weighted-average shares outstanding — basic	238,937	237,416	236,850
Effect of dilutive securities:
Stock options and restricted share awards	714	618	320
Weighted-average shares outstanding — diluted	239,651	238,034	237,170
Net income attributable to Amkor per common share:
Basic	$1.09	$0.69	$0.22
Diluted	1.09	0.69	0.22

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Stock options and restricted share awards	3,445	1,135	1,858

8.	Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2017 and 2016, we sold accounts receivable totaling $611.2 million and $574.1 million, respectively, net of discounts and fees of $4.6 million and $2.5 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9.	Inventories

Inventories consist of the following:

	December 31,
	2017	2016
	(In thousands)
Raw materials and purchased components	$213,649	$173,035
Work-in-process	112,843	94,955
Total inventories	$326,492	$267,990

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2017	2016
	(In thousands)
Land	$224,894	$240,719
Land use rights	26,845	26,845
Buildings and improvements	1,384,846	1,362,007
Machinery and equipment	4,938,291	4,483,523
Software and computer equipment	200,500	205,969
Furniture, fixtures and other equipment	15,722	21,313
Construction in progress	104,910	87,037
Total property, plant and equipment	6,896,008	6,427,413
Less accumulated depreciation and amortization	(4,200,943)	(3,862,765)
Total property, plant and equipment, net	$2,695,065	$2,564,648

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation expense	$580,172	$552,989	$492,458

We had $46.9 million and $44.8 million of costs for our factory and research and development facility in Korea ("K5") in construction in progress as of December 31, 2017 and 2016, respectively.

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11.	Goodwill

Changes in the carrying amount of goodwill are as follows:

Goodwill
(In thousands)
Balance at December 31, 2015	$23,409
Translation adjustment	713
Balance at December 31, 2016	$24,122
Translation adjustment	914
Balance at December 31, 2017	$25,036

Goodwill relates to the increase in our ownership interest in J-Devices to 100% on December 30, 2015 (Note 3). No goodwill impairment has been identified in any of the years presented.

12.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
	(In thousands)
Payroll and benefits	$134,785	$117,636
Deferred revenue and customer advances	63,196	65,653
Income taxes payable	56,664	37,961
Accrued settlement costs	37,783	35,304
Accrued severance plan obligations (Note 14)	15,190	14,053
Accrued interest	11,873	13,046
Other accrued expenses	55,107	55,016
Total accrued expenses	$374,598	$338,669

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13.	Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2017	2016
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
6.625% Senior notes, due June 2021 (2)	200,000	400,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2018 (3)	75,000	—
Term loan, LIBOR plus 2.70%, due December 2019	55,000	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	150,000	150,000
Term loan, fixed rate at 3.70%, due May 2020 (4)	120,000	—
Term loan, fund floating rate plus 1.60%, due June 2020 (5)	86,000	86,000
Term loan, LIBOR plus 2.60%, due May 2018 (4)	—	120,000
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020 (3)	—	80,000
J-Devices Corporation:
Short-term term loans, variable rates (6)	30,455	22,230
Term loans, fixed rate at 0.53%, due April 2018	6,744	19,460
Term loan, fixed rate at 0.86%, due June 2022 (7)	39,933	—
Term loan, fixed rate at 0.60%, due July 2022 (8)	8,430	—
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (9)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China) (10)	49,000	—
	1,365,533	1,477,661
Less: Unamortized premium and deferred debt costs, net	(1,104)	(2,831)
Less: Short-term borrowings and current portion of long-term debt	(123,848)	(35,192)
Long-term debt (including related party)	$1,240,581	$1,439,638

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit facility of $25.0 million. Principal is payable at maturity. The availability for the revolving credit facility is based on the amount of our eligible accounts receivable. As of December 31, 2017, we had availability of $199.4 million under this facility, after reduction of $0.6 million of outstanding standby letters of credit.

(2)
In July 2017, we redeemed $200.0 million aggregate principal amount of the outstanding $400.0 million of our 6.625% Senior Notes due 2021 ("Notes"), which included $17.5 million held by a related party. In accordance with the terms of the indenture governing the Notes, the redemption price was 101.656% of the principal amount

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

of the Notes, plus accrued and unpaid interest. We recorded a $3.3 million loss on extinguishment related to the premium paid on the call of the Notes and a $1.1 million charge for the write-off of the associated unamortized debt issuance costs.  The redemption of the Notes was funded with cash on hand. In 2017, our related party sold all of its remaining Notes in the open market reducing the long-term debt, related party balance to zero.

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

(5)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. As of December 31, 2017, $64.0 million was available to be borrowed.

(6)	We entered into various short-term loans which mature semiannually. Principle is payable in monthly installments. As of December 31, 2017, $6.2 million was available to be drawn.

(7)	In June 2017, we entered into a ¥5.0 billion term loan agreement for capital expenditures. Principal is payable in quarterly installments of ¥250.0 million. In June 2017, we borrowed ¥5.0 billion.

(8)	In July 2017, we entered into a ¥1.0 billion term loan agreement for capital expenditures. Principal is payable in quarterly installments of ¥50.0 million. In July 2017, we borrowed ¥1.0 billion.

(9)	In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. As of December 31, 2017, $19.0 million was available to be drawn.

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
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other fixed- and variable-rate debt. Refer to the table above for the interest rates on our fixed-rate debt and to the table below for the interest rates on our variable-rate debt.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2017	2016
Amkor Technology, Inc.:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019	—%	—%
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2018	4.01%	—%
Term loan, LIBOR plus 2.60%, due May 2018	—%	3.49%
Term loan, LIBOR plus 2.70%, due December 2019	4.02%	3.54%
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	4.06%	3.58%
Term loan, foreign currency funding-linked base rate plus 1.33%, due May 2020	—%	3.59%
Term Loan, fund floating rate plus 1.60%, due June 2020	3.29%	2.79%
J-Devices Corporation:
Short-term credit facilities, variable rates	0.22%	0.32%
Amkor Technology Taiwan Ltd.:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020	3.18%	2.78%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.80%, due December 2019	3.16%	—%

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. The agreements governing our indebtedness contain a number of affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all of our covenants at December 31, 2017 and 2016.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2018	$123,848
2019	173,649
2020	326,649
2021	210,649
2022	530,738
Total debt	$1,365,533

14.Pension and Severance Plans

Korean Severance Plan

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

sum severance payments on behalf of these eligible employees for service provided prior to August 1, 2015. Factors used to determine severance benefits include employees' length of service, seniority and rate of pay. The employees' length of service and seniority are fixed as of July 31, 2015. The employees' rate of pay is adjusted to the rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. On August 1, 2015, our subsidiary in Korea began sponsoring a defined benefit pension plan and a defined contribution plan. Existing employees at that time were given the option of choosing either a defined benefit pension plan or a defined contribution plan for their future benefits and new employees since that date are enrolled in a defined contribution plan.

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Balance at January 1	$136,396	$143,151	$146,880
Provision of severance benefits	11,714	6,746	21,088
Severance payments	(11,787)	(9,429)	(15,021)
Foreign currency (gain) loss	17,597	(4,072)	(9,796)
Balance at December 31	153,920	136,396	143,151
Payments remaining with the National Pension Fund	(185)	(182)	(192)
Total accrued severance plan obligations at December 31	153,735	136,214	142,959
Less current portion of accrued severance plan obligations (Note 12)	15,190	14,053	14,306
Non-current portion of accrued severance plan obligations	$138,545	$122,161	$128,653

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2017 and 2016:

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31
	2017	2016
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$131,416	$109,695
Service cost	33,823	33,854
Interest cost	4,067	3,641
Benefits paid	(15,183)	(8,499)
Actuarial (gain) loss	(1,387)	(2,801)
Effects of curtailment	573	—
Settlement	(2,496)	(1,165)
Foreign exchange (gain) loss	7,653	(3,309)
Projected benefit obligation at December 31	158,466	131,416
Change in plan assets:
Fair value of plan assets at January 1	91,471	76,042
Actual gain (loss) on plan assets	8,559	2,876
Employer contributions	28,073	25,114
Settlement	(2,496)	(1,165)
Benefits paid	(15,183)	(8,499)
Foreign exchange gain (loss)	5,301	(2,897)
Fair value of plan assets at December 31	115,725	91,471
Funded status of the Plans at December 31	$(42,741)	$(39,945)

	December 31,
	2017	2016
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$656	$—
Accrued benefit liability (included in pension and severance obligations)	(43,397)	(39,945)
Net amount recognized at year end	$(42,741)	$(39,945)

The accumulated benefit obligation as of December 31, 2017 and 2016 was $113.6 million and $94.5 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2015	$560	$(1,985)	$(1,425)
Amortization included in net periodic pension cost	22	73	95
Net gain (loss) arising during period	—	2,468	2,468
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	22	2,541	2,563
Balance at December 31, 2016	582	556	1,138
Amortization included in net periodic pension cost	21	69	90
Net gain (loss) arising during period	—	5,075	5,075
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	21	5,144	5,165
Balance at December 31, 2017	$603	$5,700	$6,303
Estimated amortization of cost to be included in 2018 net periodic pension cost	$1	$(147)	$(146)

Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2017	2016
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$119,708	$131,416
Aggregate fair value of plan assets	76,313	91,471
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	53,720	49,285
Aggregate fair value of plan assets	18,970	16,811

The following table summarizes total pension expense:

	For the Year Ended December 31
	2017	2016	2015
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$33,823	$33,854	$12,481
Interest cost	4,067	3,641	2,954
Expected return on plan assets	(4,537)	(3,788)	(3,330)
Amortization of prior service cost	30	35	34
Recognized actuarial (gain) loss	84	94	91
Net periodic pension cost	33,467	33,836	12,230
Curtailment loss	574	—	—
Settlement (gain) loss	383	128	27
Total pension expense	$34,424	$33,964	$12,257

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As a result of the adoption of a defined benefit pension plan in Korea beginning on August 1, 2015, and the acquisition of J-Devices on December 30, 2015, our net periodic pension cost has increased from the prior period.

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31
	2017	2016	2015
Discount rate for determining net periodic pension cost	3.1%	3.3%	4.2%
Discount rate for determining benefit obligations at December 31	3.2%	3.1%	3.3%
Rate of compensation increase for determining net periodic pension cost	3.8%	3.9%	4.7%
Rate of compensation increase for determining benefit obligations at December 31	3.8%	3.8%	3.9%
Expected rate of return on plan assets for determining net periodic pension cost	4.9%	5.0%	6.2%

The measurement date for determining the Plans’ assets and benefit obligations is December 31, each year. Discount rates are generally derived from yield curves constructed from high-quality corporate or foreign government bonds, for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our defined benefit plans in Taiwan as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan. Our defined benefit pension plan in Malaysia is a non-funded plan, and as such, no asset exists related to this plan. Our investment strategies for our defined benefit plans in Japan, Korea and the Philippines, are based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on asset allocation strategies as follows:

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	60%	37%	3%
Korea defined benefit plan	40%	50%	10%
Philippine defined benefit plan	40%	56%	4%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents (Level 1)	$1,098	$10,419
Equity securities
U.S. securities (Level 1)	16,854	12,602
Foreign securities (Level 1)	16,826	8,825
Foreign mutual funds (Level 1)	22,193	12,718
	55,873	34,145
Debt securities
U.S. government bonds (Level 1)	2,188	2,859
U.S. government bonds (Level 2)	830	—
U.S. corporate bonds (Level 1)	2,144	1,980
U.S. corporate bonds (Level 2)	5	—
Foreign government bonds (Level 1)	5,211	11,001
Foreign government bonds (Level 2)	6,270	7,727
Foreign corporate bonds (Level 1)	520	—
Foreign corporate bonds (Level 2)	3,058	1,693
Foreign treasury notes (Level 1)	4,686	—
Foreign mutual funds (Level 1)	8,787	10,044
	33,699	35,304
Foreign guaranteed investment contracts (Level 2)	14,138	2,445
Taiwan retirement fund (Level 1)	10,094	8,972
Other (Level 1)	584	—
Other (Level 2)	239	186
Total fair value of pension plan assets	$115,725	$91,471

The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $23 million during 2018. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2018	$6,288
2019	7,516
2020	9,538
2021	11,602
2022	14,143
2023 to 2027	107,557

Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $10.4 million, $8.8 million and $8.6 million for 2017, 2016 and 2015, respectively.

15.	Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Balance at December 31, 2015	$(1,425)	$(659)	$(2,084)
Other comprehensive income (loss) before reclassifications	2,468	5,783	8,251
Amounts reclassified from accumulated other comprehensive income (loss)	95	—	95
Other comprehensive income (loss)	2,563	5,783	8,346
Balance at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	5,075	11,092	16,167
Amounts reclassified from accumulated other comprehensive income (loss)	90	—	90
Other comprehensive income (loss)	5,165	11,092	16,257
Balance at December 31, 2017	$6,303	$16,216	$22,519

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

Recurring fair value measurements consist of the following:

	December 31,
	2017	2016
	(In thousands)
Cash equivalent money market funds (Level 1)	$121,627	$39,548
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$745,943	$723,867	$954,765	$922,140
Revolving credit facilities and term loans (Level 2)	639,689	640,562	551,793	552,690
Total financial instruments	$1,385,632	$1,364,429	$1,506,558	$1,474,830

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Settlement of Patent License Litigation

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

At December 31, 2017, the remaining amount we owe under our settlement agreement was $38.8 million. The liability is recorded in accrued expenses (Note 12) in our Consolidated Financial Statements. We will also charge $1.0 million of the amount owed to interest expense over the remaining term of the arrangement.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

For the Year Ended December 31
(In thousands)
2018	$26,439
2019	21,740
2020	13,694
2021	10,530
2022	8,468
Thereafter	28,955
Total future minimum lease payments	$109,826

Rent expense was $48.1 million, $43.8 million and $24.5 million for 2017, 2016 and 2015, respectively.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2018 through 2028 are $18.3 million.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Net sales by product group consist of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Advanced Products	$1,950,340	$1,679,529	$1,432,493
Mainstream Products	2,236,157	2,214,106	1,452,110
Total net sales	$4,186,497	$3,893,635	$2,884,603

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Japan	$1,208,822	$1,158,318	$372,810
Asia Pacific (excluding Japan)	827,061	627,177	609,409
Europe, Middle East and Africa	536,552	487,584	489,842
Total foreign countries	2,572,435	2,273,079	1,472,061
United States	1,614,062	1,620,556	1,412,542
Total net sales	$4,186,497	$3,893,635	$2,884,603

One customer accounted for 14.3%, 15.8%, and 11.0% of net sales in 2017, 2016 and 2015, respectively. A second customer accounted for 12.7% and 14.4% of net sales in 2016 and 2015, respectively. Net sales for our second customer were below 10% in 2017.

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2017	2016
	(In thousands)
China	$528,739	$500,319
Japan	246,223	245,233
Korea	1,131,271	1,130,147
Malaysia	47,922	36,248
Philippines	309,425	313,885
Portugal	64,578	—
Taiwan	356,174	326,614
Other foreign countries	216	243
Total foreign countries	2,684,548	2,552,689
United States	10,517	11,959
Total property, plant and equipment, net	$2,695,065	$2,564,648

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

19. Quarterly Results (unaudited)

The following table sets forth our consolidated unaudited financial data for the last eight quarters ended December 31, 2017. We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. The calculation of basic and diluted per share amounts for each quarter is based on the weighted-average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31, 2017 (c)	Sept. 30, 2017	June 30, 2017 (a)	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(In thousands, except per share data)
Net sales	$1,148,423	$1,135,027	$989,447	$913,600	$1,021,613	$1,086,014	$917,326	$868,682
Gross profit	225,494	216,638	172,235	142,906	227,187	213,800	131,606	122,884
Operating income (b)	110,128	98,237	168,293	24,655	126,689	114,615	30,542	22,094
Income tax (benefit) expense	(12,782)	18,752	32,573	439	18,534	24,086	3,360	1,873
Net income (loss)	101,943	55,630	116,459	(9,144)	101,202	61,141	5,366	(405)
Net income (loss) attributable to Amkor	100,770	54,435	115,507	(10,006)	100,263	60,089	4,713	(875)
Net income (loss) attributable to Amkor per common share:
Basic	$0.42	$0.23	$0.48	$(0.04)	$0.42	$0.25	$0.02	$—
Diluted	$0.42	$0.23	$0.48	$(0.04)	$0.42	$0.25	$0.02	$—

(a)	In May 2017, we completed the purchase of Nanium. Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition.

(b)	In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million.

(c)
In the fourth quarter of 2017, net income includes an estimated net tax benefit of $41.6 million primarily due to the reversal of a valuation allowance on certain U.S. deferred tax assets as a result of the enactment of the Tax Act.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2015	$149,847	18,507	(248)	(1)	$168,105
Year ended December 31, 2016	$168,105	7,729	(15,091)	4,624	$165,367
Year ended December 31, 2017	$165,367	(116,917)	(489)	35,377	$83,338

(a)
Column represents adjustments to the deferred tax asset valuation allowance established as part of the purchase accounting related to Amkor's acquisition of Nanium in 2017 and adjustments directly through stockholders’ equity for changes in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans and the adoption of ASU 2016-09 on July 1, 2016.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2018 Annual Meeting of Stockholders.

Additionally, our Code of Business Conduct, Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our website (http://www.amkor.com). We intend to disclose on our website future amendments or waivers of our Code of Business Conduct required to be disclosed pursuant to applicable rules and regulations.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2018 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2017:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plan approved by stockholders (1)	4,752	$8.86	8,024
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	4,752		8,024

(1)
As of December 31, 2017, a total of 8.0 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2018 Annual Meeting of Stockholders.

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
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 23, 2018
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

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 23, 2018
Stephen D. Kelley

/s/ Megan Faust	Corporate Vice President and Chief Financial Officer	February 23, 2018
Megan Faust

/s/ James J. Kim	Executive Chairman	February 23, 2018
James J. Kim

/s/ John T. Kim	Executive Vice Chairman	February 23, 2018
John T. Kim

/s/ Susan Y. Kim	Director	February 23, 2018
Susan Y. Kim

/s/ Douglas Alexander	Director	February 23, 2018
Douglas Alexander

/s/ Roger A. Carolin	Director	February 23, 2018
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 23, 2018
Winston J. Churchill

/s/ MaryFrances McCourt	Director	February 23, 2018
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 23, 2018
Robert R. Morse

/s/ John F. Osborne	Director	February 23, 2018
John F. Osborne

/s/ David N. Watson	Director	February 23, 2018
David N. Watson

/s/ James W. Zug	Director	February 23, 2018
James W. Zug

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	S-1		3.1	4/8/98
3.3	Restated Bylaws as amended on November 5, 2013.	10-K	12/31/13	3.3	2/28/14
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated May 20, 2011, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2021.	8-K		4.1	5/20/11
4.3	Letter Agreement, dated May 17, 2011, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	5/20/11
4.4	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.	8-K		4.1	9/21/12
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	1998 Stock Plan, as amended.*	10-Q	6/30/08	10.1	8/7/08
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.*	10-K	12/31/05	10.2	3/16/06
10.4	2003 Nonstatutory Inducement Grant Stock Plan, as amended.*	10-Q	6/30/08	10.2	8/7/08
10.5	Amended and Restated 2007 Equity Incentive Plan.*	14A			4/5/12
10.6	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/12	10.3	8/2/12
10.7	Form of Restricted Stock Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/12	10.4	8/2/12
10.8	Executive Incentive Bonus Plan.*	14A			4/5/12
10.9	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.	10-Q	3/31/07	10.4	5/4/07
10.10	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.11	Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.	8-K		10.1	7/2/12

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.12	First Amendment, dated December 24, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2012, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.	8-K		10.1	12/24/14
10.13	Amendment to Kun-Mortgage Agreement, dated May 24, 2010, by and between Amkor Technology Korea, Inc. and Woori Bank.	8-K		10.4	5/27/10
10.14	Loan Agreement, dated November 23, 2012, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.	8-K		10.1	11/27/12
10.15	Form of Amendment to Factory Mortgage Agreement, dated November 23, 2012, by and between The Korea Development Bank and Amkor Technology Korea, Inc.	8-K		10.2	11/27/12
10.16	Amendment to Loan Agreement, dated November 22, 2013, by and between Amkor Technology Korea, Inc. and The Korea Development Bank.	10-K	12/31/13	10.28	2/28/14
10.17	Amendment to Kun Mortgage Agreement, dated April 19, 2013, by and between Amkor Technology Korea, Inc. and Woori Bank.	10-Q	6/30/13	10.7	8/2/13
10.18	Employment Offer Letter, dated April 30, 2013, between Amkor Technology, Inc. and Stephen D. Kelley.*	8-K		10.1	5/3/13
10.19	Retirement Agreement and Release, dated May 8, 2013, between Amkor Technology, Inc. and Kenneth T. Joyce.*	8-K		10.1	5/10/13
10.20	Separation and Consulting Agreement, dated July 17, 2013, between Amkor Technology, Inc. and Michael J. Lamble.*	10-Q	6/30/13	10.3	8/2/13
10.21	Amendment No. 1 to Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/15	10.1	10/30/15
10.22	Form of Outside Director Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/16	10.1	5/5/16
10.23	Separation Agreement and Release, dated February 11, 2015, between Amkor Technology, Inc. and JooHo Kim.*	10-Q	3/30/15	10.3	4/30/15
10.24	Amendment No. 2 to Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/16	10.1	8/8/16
10.25	Agreement and Release, dated September 12, 2016, between Amkor Technology, Inc. and Joanne Solomon.*	10-Q	9/30/16	10.1	11/4/16
10.26	Employment Letter Agreement, dated February 27, 2017, between Amkor Technology, Inc. and Stephen D. Kelley.*	8-K		10.1	3/3/17
10.27	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.28	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.29	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.30	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.31	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*  Indicates management compensatory plan, contract or arrangement.