Form 10-Q
period 2018-03-31
AMKOR TECHNOLOGY, INC.
filed 2018-05-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 27, 2018 was 239,510,909.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2018 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the "Tax Act") on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (18) our expected forfeiture rate for our outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, and (20) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net sales	$1,025,319	$899,284
Cost of sales	867,548	763,050
Gross profit	157,771	136,234
Selling, general and administrative	80,723	76,282
Research and development	40,929	41,568
Total operating expenses	121,652	117,850
Operating income	36,119	18,384
Interest expense	20,011	21,254
Interest expense, related party	—	1,242
Other (income) expense, net	3,432	11,181
Total other expense, net	23,443	33,677
Income (loss) before taxes	12,676	(15,293)
Income tax expense (benefit)	2,481	(1,325)
Net income (loss)	10,195	(13,968)
Net income attributable to non-controlling interests	(651)	(818)
Net income (loss) attributable to Amkor	$9,544	$(14,786)

Net income (loss) attributable to Amkor per common share:
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

Shares used in computing per common share amounts:
Basic	239,214	238,685
Diluted	239,816	238,685

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss)	$10,195	$(13,968)
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(39)	230
Foreign currency translation	15,091	13,586
Total other comprehensive income (loss)	15,052	13,816
Comprehensive income (loss)	25,247	(152)
Comprehensive income attributable to non-controlling interests	(651)	(818)
Comprehensive income (loss) attributable to Amkor	$24,596	$(970)

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$495,183	$596,364
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	734,953	798,264
Inventories	228,611	213,649
Other current assets	30,837	33,727
Total current assets	1,491,584	1,644,004
Property, plant and equipment, net	2,727,878	2,695,065
Goodwill	26,546	25,036
Restricted cash	3,661	4,487
Other assets	142,041	139,796
Total assets	$4,391,710	$4,508,388
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$105,451	$123,848
Trade accounts payable	527,910	569,085
Capital expenditures payable	223,312	294,258
Accrued expenses	311,408	330,868
Total current liabilities	1,168,081	1,318,059
Long-term debt	1,240,141	1,240,581
Pension and severance obligations	191,180	182,216
Other non-current liabilities	45,234	47,823
Total liabilities	2,644,636	2,788,679
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,284 and 285,129 shares issued; and 239,334 and 239,184 shares outstanding in 2018 and 2017, respectively	285	285
Additional paid-in capital	1,905,666	1,903,357
Accumulated deficit	(4,359)	(13,903)
Accumulated other comprehensive income (loss)	37,571	22,519
Treasury stock, at cost, 45,950 and 45,945 shares, in 2018 and 2017, respectively	(216,038)	(215,982)
Total Amkor stockholders’ equity	1,723,125	1,696,276
Non-controlling interests in subsidiaries	23,949	23,433
Total equity	1,747,074	1,719,709
Total liabilities and equity	$4,391,710	$4,508,388

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,195	$(13,968)
Depreciation and amortization	142,509	141,816
Other operating activities and non-cash items	(4,734)	(9,653)
Changes in assets and liabilities	(339)	(15,518)
Net cash provided by operating activities	147,631	102,677
Cash flows from investing activities:
Payments for property, plant and equipment	(230,603)	(88,285)
Proceeds from sale of property, plant and equipment	342	1,835
Other investing activities	656	(2,492)
Net cash used in investing activities	(229,605)	(88,942)
Cash flows from financing activities:
Proceeds from short-term debt	—	13,275
Payments of short-term debt	(17,352)	(14,073)
Proceeds from issuance of long-term debt	—	50,000
Payments of long-term debt	(6,220)	(3,295)
Payment of deferred consideration for purchase of facility	—	(3,890)
Payments of capital lease obligations	(808)	(913)
Other financing activities	455	(356)
Net cash provided by (used in) financing activities	(23,925)	40,748
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	3,892	10,259
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,007)	64,742
Cash, cash equivalents and restricted cash, beginning of period	602,851	555,495
Cash, cash equivalents and restricted cash, end of period	$500,844	$620,237
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$224,037	$211,410
Equipment acquired through capital lease	$923	$—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2017, Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2017, filed on Form 10-K with the SEC on February 23, 2018. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

On May 22, 2017, we completed the purchase of Nanium, S.A. ("Nanium"). Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition (Note 4).

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

2.    New Accounting Standards

Recently Adopted Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently amended and clarified. The standard is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. The standard permits the use of either full retrospective or modified retrospective methods of adoption.

Effective January 1, 2018, we adopted the requirements of Topic 606 using the full retrospective transition method. The new standard resulted in a change to the timing of revenue recognition, whereby revenue is recognized "over time" as services are performed rather than at a "point in time", generally upon shipment. The new standard also resulted in an increase in accounts receivables, net and a related decrease in inventories and deferred revenues. In accordance with Topic 606, we applied the following principles in connection with the adoption of the new standard:

•	We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•
We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•	We exclude sales, use, value-added and similar taxes from the transaction price, without performing a jurisdiction-by-jurisdiction assessment.

The adoption of the standard impacted our previously reported results as follows:

	For the Three Months Ended March 31, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$913,600	$(14,316)	$899,284
Cost of sales	770,694	(7,644)	763,050
Gross profit	142,906	(6,672)	136,234
Income tax expense (benefit)	439	(1,764)	(1,325)
Net loss	(9,144)	(4,824)	(13,968)
Net loss attributable to Amkor	(10,006)	(4,780)	(14,786)
Net loss attributable to Amkor per common share - diluted	(0.04)	(0.02)	(0.06)

	December 31, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands)
Balance Sheet:
Accounts receivable, net	$692,287	$105,977	$798,264
Inventories	326,492	(112,843)	213,649
Other assets	146,051	(6,255)	139,796
Accrued expenses	374,598	(43,730)	330,868
Other non-current liabilities	46,144	1,679	47,823
Accumulated deficit (1)	(42,851)	28,948	(13,903)

(1)
The adjustment to accumulated deficit includes the 2017 and 2016 net income impact for the adoption of Topic 606 of $2.8 million and $11.3 million, respectively. The adjustment also includes the cumulative impact to our 2016 beginning accumulated deficit of $14.8 million.

The adoption of the standard had no impact on cash provided by or used in operating, investing, or financing activities on our consolidated cash flow statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component of net periodic pension costs be presented in the same line item as other compensation costs and all other components of net periodic pension costs be presented in the statement of income as nonoperating expenses. ASU 2017-07 is effective for reporting periods beginning after December 15, 2017 and applied retrospectively. We adopted ASU 2017-07 on January 1, 2018 and estimated the impact on the prior comparative period information presented in the consolidated financial statements applying the principles permitted by the standard. The retrospective application resulted in a $0.3

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

million reclassification of pension costs from operating income to other (income) expense, net in the Consolidated Statements of Income for the comparative period. Refer to Note 14 for additional information.

Recently Issued Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended and clarified. ASU 2016-02 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure.

3.    Significant Accounting Policies

Our significant accounting policies are detailed in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition. We recognize revenue, net of sales, use, value-added and other similar taxes, after the following:

–	A contract with a customer has been identified

–	All performance obligations within the customer contract have been identified

–	The transaction price attributable to the contract has been determined and allocated to each performance obligation, and

–	The performance obligations have been determined to be satisfied. Performance obligations are deemed to be satisfied when, or as, control of services has been transferred to the customer.

Our packaging and test services are our performance obligations to our customers. Our packaging services include wafer bump, probe and assembly. We provide packaging and test services to our customers either individually or as part of a combined offering. In a combined offering, we account for the individual services separately if they are determined to be distinct. We determine a service to be distinct if it is separately identifiable from other services in the combined offering and if a customer can benefit from the unique service on its own or with other resources that are readily available to the customer.
The consideration, including variable consideration, is allocated between the distinct services in a combined offering based upon the stand-alone selling prices of the individual services. Our services involve a high degree of specialization which are unique based on the design and purpose of the customer’s wafers. Accordingly, our negotiated pricing reflects the customized nature of our services and represents a customer-specific stand-alone selling price. We recognize revenue as services are rendered, which generally occurs over the course of two to three weeks. Services are generally billed at completion of each individual packaging or test service or in some instances at the completion of all services in a combined offering.
We recognize revenue over time as services are rendered because our services create or enhance the customer’s wafer. We utilize an input method (cost incurred plus estimated margin) to determine the amount of revenue to recognize for in-process, but incomplete customer orders at a reporting date. During the period of providing our services, we generally do not control or take ownership of customers' wafers, nor do we include the cost of the wafer in our cost calculations. We believe that a cost-based input method is the most appropriate manner to measure how we satisfy our performance obligations to customers because the effort and costs incurred to package and/or test customer wafers are not linear over the duration of these services.
Shipping and handling costs are accounted for as a cost to fulfill our performance obligations to customers. Accordingly, we record customer payments of shipping and handling costs as a component of net sales, and the costs incurred for shipping and handling are then charged to cost of sales.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Unbilled Receivables. Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. When we bill our customer, we reclassify the unbilled receivable to accounts receivable. Total unbilled receivables as of March 31, 2018 and December 31, 2017 were $88.7 million and $101.9 million, respectively.

Inventories. Inventories consist of raw materials and purchased components, and are stated at the lower of cost and net realizable value. Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. We review and set our standard costs as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

4.    Acquisition

On May 22, 2017, we completed the purchase of 100% of the shares of Nanium, a provider of wafer-level fan-out semiconductor packaging solutions. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record goodwill as a result of the acquisition.

5.    Net Sales by Product Group and End Market

The following table presents net sales by product group:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Advanced products (1)	$475,752	$375,867
Mainstream products (2)	549,567	523,417
Total net sales	$1,025,319	$899,284

(1)	Advanced products include flip chip and wafer-level processing and related test services

(2)	Mainstream products include wirebond packaging and related test services
The following table presents net sales by end market:

	For the Three Months Ended March 31,
	2018	2017
Communications (smartphones, tablets, handheld devices)	42%	37%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	26%	29%
Computing (datacenter, infrastructure, PC/laptop, storage)	19%	20%
Consumer (set-top boxes, televisions, connected home, personal electronics, visual imaging)	13%	14%
Total net sales	100%	100%

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest income	$(988)	$(511)
Foreign currency (gain) loss, net	4,713	11,384
Other	(293)	308
Other (income) expense, net	$3,432	$11,181

7.    Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Accounting Standards Codification ("ASC") 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate could be determined in our financial statements for the year ended December 31, 2017. There were no specific impacts of the Tax Act that could not be reasonably estimated. Our estimate of the impact of the Tax Act may be adjusted throughout the allowable measurement period. We have not completed the accounting for any of the income tax effects of the Tax Act during the three months ended March 31, 2018 as we continue to collect additional information, prepare and analyze the information and evaluate any regulatory guidance or clarifications. We have not made adjustments to the provisional amounts reported for the year ended December 31, 2017, nor have we concluded on any accounting policy elections. Changes to our provisional estimates and further analysis could impact our judgments, elections and assertions.

Our income tax expense of $2.5 million for the three months ended March 31, 2018 reflects income taxes of our various operations, including foreign withholding taxes and minimum taxes. Our income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. Except for deferred tax assets in Portugal, we consider it more likely than not that we will have sufficient taxable income to allow us to realize most of our foreign deferred tax assets.

We maintain a valuation allowance on a portion of our U.S. net deferred tax assets, for net operating loss carryforwards not expected to be realized due to Global Intangible Low-Taxed Income ("GILTI"), net operating loss carryforwards not expected to be utilized and foreign tax credit carryforwards expected to expire unused. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Our gross unrecognized tax benefits decreased from $27.2 million at December 31,

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2017, to $25.5 million as of March 31, 2018. All of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to Amkor common stockholders	$9,544	$(14,786)

Weighted-average number of common shares outstanding — basic	239,214	238,685
Effect of dilutive securities:
Stock options and restricted share awards	602	—
Weighted-average number of common shares outstanding — diluted	239,816	238,685
Net income (loss) attributable to Amkor per common share:
Basic	$0.04	$(0.06)
Diluted	0.04	(0.06)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options and restricted share awards	3,369	5,449

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Equity and Accumulated Other Comprehensive Income (Loss)

Changes in equity consist of the following:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2017	$1,696,276	$23,433	$1,719,709
Net income (loss)	9,544	651	10,195
Other comprehensive income (loss)	15,052	—	15,052
Issuance of stock through employee share-based compensation plans	1,022	—	1,022
Treasury stock acquired through surrender of shares for tax withholding	(56)	—	(56)
Share-based compensation	1,287	—	1,287
Subsidiary dividends paid to non-controlling interests	—	(135)	(135)
Equity at March 31, 2018	$1,723,125	$23,949	$1,747,074

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2016	$1,409,692	$19,825	$1,429,517
Net income (loss)	(14,786)	818	(13,968)
Other comprehensive income (loss)	13,816	—	13,816
Issuance of stock through employee share-based compensation plans	145	—	145
Treasury stock acquired through surrender of shares for tax withholding	(210)	—	(210)
Share-based compensation	1,053	—	1,053
Subsidiary dividends paid to non-controlling interests	—	(135)	(135)
Equity at March 31, 2017	$1,409,710	$20,508	$1,430,218

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	—	15,091	15,091
Amounts reclassified from accumulated other comprehensive income (loss)	(39)	—	(39)
Other comprehensive income (loss)	(39)	15,091	15,052
Accumulated other comprehensive income (loss) at March 31, 2018	$6,264	$31,307	$37,571

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	—	13,586	13,586
Amounts reclassified from accumulated other comprehensive income (loss)	230	—	230
Other comprehensive income (loss)	230	13,586	13,816
Accumulated other comprehensive income (loss) at March 31, 2017	$1,368	$18,710	$20,078

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

10.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2018 and 2017, we sold accounts receivable totaling $225.5 million and $132.2 million, net of discounts and fees of $1.8 million and $0.8 million, respectively.

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Land	$226,966	$224,894
Land use rights	26,845	26,845
Buildings and improvements	1,443,232	1,384,846
Machinery and equipment	5,025,054	4,938,291
Software and computer equipment	203,945	200,500
Furniture, fixtures and other equipment	16,036	15,722
Construction in progress	95,718	104,910
Total property, plant and equipment	7,037,796	6,896,008
Accumulated depreciation and amortization	(4,309,918)	(4,200,943)
Total property, plant and equipment, net	$2,727,878	$2,695,065

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Depreciation expense	$142,004	$141,456

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Payroll and benefits	$119,155	$134,785
Income taxes payable	52,365	56,664
Accrued settlement costs	28,576	37,783
Accrued interest	23,606	11,873
Deferred revenue and customer advances	16,201	14,740
Accrued severance plan obligations	15,451	15,190
Other accrued expenses	56,054	59,833
Total accrued expenses	$311,408	$330,868

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2018	December 31, 2017
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
6.625% Senior notes, due June 2021	200,000	200,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due June 2018	75,000	75,000
Term loan, LIBOR plus 2.70%, due December 2019	55,000	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	150,000	150,000
Term loan, fixed rate at 3.70%, due May 2020	120,000	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (2)	86,000	86,000
J-Devices Corporation:
Short-term term loans, variable rate (3)	14,574	30,455
Term loans, fixed rate at 0.53%, due April 2018	3,585	6,744
Term loan, fixed rate at 0.86%, due June 2022	39,989	39,933
Term loan, fixed rate at 0.60%, due July 2022	8,468	8,430
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (4)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China)	49,000	49,000
	1,346,587	1,365,533
Less: Unamortized premium and deferred debt costs, net	(995)	(1,104)
Less: Short-term borrowings and current portion of long-term debt	(105,451)	(123,848)
Long-term debt	$1,240,141	$1,240,581

(1)
Our $200.0 million senior secured revolving credit facility has a letter of credit sub-limit facility of $25.0 million. Principal is payable at maturity. The availability for the revolving credit facility is based on the amount of our eligible accounts receivable. As of March 31, 2018, we had availability of $199.5 million under this facility, after reduction of $0.5 million of outstanding standby letters of credit.

(2)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (3.69% as of March 31, 2018). As of March 31, 2018, $64.0 million was available to be borrowed.

(3)
We entered into various short-term term loans which mature semiannually. Principal is payable in monthly installments. Interest is payable monthly, at TIBOR plus 0.15% to 0.20% (weighted-average of 0.18% as of March 31, 2018). As of March 31, 2018, $10.4 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus a bank determined spread (3.54% as of March 31, 2018). As of March 31, 2018, $19.0 million was available to be drawn.

Our foreign debt is generally collateralized by the land, buildings and equipment in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at March 31, 2018.

14.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Service cost	$8,416	$8,340
Interest cost	1,243	1,007
Expected return on plan assets	(1,442)	(1,128)
Amortization of prior service cost	—	31
Recognized actuarial (gain) loss	(35)	22
Net periodic pension cost	$8,182	$8,272

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Defined contribution expense	$3,996	$3,198

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

Recurring fair value measurements consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash equivalent money market funds (Level 1)	$67,846	$121,627
Restricted cash money market funds (Level 1)	2,000	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$739,848	$723,976	$745,943	$723,867
Revolving credit facilities and term loans (Level 2)	621,118	621,616	639,689	640,562
Total debt	$1,360,966	$1,345,592	$1,385,632	$1,364,429

The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans is calculated using a discounted cash flow analysis, which utilizes market-based assumptions including forward interest rates adjusted for credit risk.

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

We typically look for opportunities in the advanced packaging and test area where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. For example, we are continuing our efforts to expand our sales to Chinese and Taiwanese fabless chip companies that make up a significant portion of the growing mid-tier and entry-level segments of the mobile device market. In addition, we are seeking new customers and deepening our engagement with existing customers. This includes an expanded emphasis on the automotive market where semiconductor content continues to grow and in the analog area for our mainstream wirebond technologies.

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in May 2017 we acquired Nanium, which has strengthened our position in the market for wafer-level fan-out packaging. Beginning in 2009, we invested in J-Devices to provide semiconductor packaging and test services in Japan. J-Devices is the largest provider of outsourced semiconductor assembly and test services in Japan and is primarily focused in the automotive, industrial and consumer end markets. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

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

We operate in a capital-intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings.

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), utilizing the full retrospective transition method. The prior periods presented here have been revised to reflect this change. For more information, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Highlights

Our net sales increased $126.0 million or 14.0% to $1,025.3 million for the three months ended March 31, 2018 from $899.3 million for the three months ended March 31, 2017. We benefitted from our strategic focus on balanced revenue growth across end markets and regions. The increase was primarily attributable to increased participation in the major smartphone ecosystems and gains in the computing and automotive markets.

Gross margin for the three months ended March 31, 2018 increased to 15.4% from 15.1% for the three months ended March 31, 2017. The improvement in gross margin was primarily attributable to the increase in net sales and related operating leverage on our fixed assets. We had an unfavorable 120 basis point impact on gross margin in the first quarter of 2018 related to the weakening of the U.S. dollar from the prior year period.

Our capital expenditures are primarily for investments in advanced packaging and test equipment and totaled $230.6 million for the three months ended March 31, 2018, compared to $88.3 million for the three months ended March 31, 2017. The increase in spending is due to the growth in our business and expansion of our production facilities.

Net cash provided by operating activities was $147.6 million for the three months ended March 31, 2018, compared to $102.7 million for the three months ended March 31, 2017. This increase was primarily due to higher sales and gross profit, as well as changes in working capital.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Materials	36.9%	35.6%
Labor	17.5%	16.6%
Other manufacturing costs	30.2%	32.7%
Gross margin	15.4%	15.1%
Operating income	3.5%	2.0%
Net income (loss) attributable to Amkor	0.9%	(1.6)%

Net Sales

	For the Three Months Ended March 31,
	2018	2017	Change
	(In thousands, except percentages)
Net sales	$1,025,319	$899,284	$126,035	14.0%

The increase in net sales for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was attributable to increased participation in the major smartphone ecosystems and gains in the computing and automotive markets.

Gross Margin

	For the Three Months Ended March 31,
	2018	2017	Change
	(In thousands, except percentages)
Gross profit	$157,771	$136,234	$21,537
Gross margin	15.4%	15.1%	0.3%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to higher net sales and related operating leverage on our fixed costs. During three months ended March 31, 2018, we also saw the benefits from our 2017 factory consolidation efforts in Japan, partially offset by unfavorable foreign currency movements.

Selling, General and Administrative

	For the Three Months Ended March 31,
	2018	2017	Change
	(In thousands, except percentages)
Selling, general and administrative	$80,723	$76,282	$4,441	5.8%

Selling, general and administrative expenses for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 primarily due to higher employee compensation costs and unfavorable foreign currency movements.

Research and Development

	For the Three Months Ended March 31,
	2018	2017	Change
	(In thousands, except percentages)
Research and development	$40,929	$41,568	$(639)	(1.5)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three months ended March 31, 2018 was comparable to the three months ended March 31, 2017. We had reductions in costs for projects that moved into production, partially offset by development and other costs associated with our new K5 factory and research and development facility in Korea.

Other Income and Expense

	For the Three Months Ended March 31,
	2018	2017	Change
	(In thousands, except percentages)
Interest expense, including related party	$20,011	$22,496	$(2,485)	(11.0)%
Foreign currency (gain) loss, net	4,713	11,384	(6,671)	(58.6)%
Other (income) expense, net	(1,281)	(203)	(1,078)	>100%
Total other expense, net	$23,443	$33,677	$(10,234)	(30.4)%

Interest expense decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the redemption of $200 million of our 6.625% Senior Notes due 2021 in July 2017.

We recorded net foreign currency losses of $4.7 million and $11.4 million for the three months ended March 31, 2018 and 2017, respectively, due to foreign currency exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended March 31,
	2018	2017	Change
	(In thousands)
Income tax expense (benefit)	$2,481	$(1,325)	$3,806

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates similar to the U.S. federal and state combined tax rate of approximately 25%. Our income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Please see Note 7 of our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.

During the three months ended March 31, 2018 and 2017, our subsidiaries in Korea, Malaysia, the Philippines and Singapore operated under tax holidays. The tax holiday granted to certain operations in Taiwan expired as of December 31, 2017. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expire in 2018. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of March 31, 2018, we had cash and cash equivalents of $495.2 million. Included in our cash balance as of March 31, 2018, is $390.9 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.

The borrowing base under our $200.0 million first lien senior secured revolving credit facility is limited to the amount of our eligible accounts receivable. As of March 31, 2018, we had availability of $199.5 million under this facility, after reduction of $0.5 million of outstanding standby letters of credit. Our foreign subsidiaries had $19.0 million available to be drawn under secured revolving credit facilities and $74.4 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of March 31, 2018, we had $1,345.6 million of debt. Our scheduled principal repayments on debt include $102.6 million due over the remainder of 2018, $174.3 million due in 2019, $327.3 million due in 2020, $211.3 million due in 2021, and $531.1 million due in 2022. We were in compliance with all debt covenants at March 31, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the three months ended March 31, 2018 and 2017, we sold accounts receivable totaling $225.5 million and $132.2 million, net of discounts and fees of $1.8 million and $0.8 million, respectively.

In order to reduce our debt and future cash interest payments, we may from time to time repurchase or redeem our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise and is subject to the terms of our indentures and other debt agreements, market conditions and other factors.

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

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of March 31, 2018, the severance liability was $154.5 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

Under the terms of a January 2015 patent license litigation settlement, Amkor agreed to pay a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of March 31, 2018, we owe $29.1 million under the settlement.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At March 31, 2018, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2018 capital expenditures to be approximately $600 million. During the three months ended March 31, 2018, our capital expenditures totaled $230.6 million. Ultimately, the amount of our 2018 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017, was as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating activities	$147,631	$102,677
Investing activities	(229,605)	(88,942)
Financing activities	(23,925)	40,748

Operating activities:   Our cash flows provided by operating activities for the three months ended March 31, 2018, increased by $45.0 million compared to the three months ended March 31, 2017, primarily due to higher sales and gross profit, as well as changes in working capital.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which increased compared to the three months ended March 31, 2017, primarily due to continued investment in our business and expansion of our production facilities.

Financing activities:   The net cash used in financing activities for the three months ended March 31, 2018, was primarily due to repayments of debt in Japan. The net cash provided by financing activities for the three months ended March 31, 2017 was primarily due to the borrowings in China.

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

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$147,631	$102,677
Payments for property, plant and equipment	(230,603)	(88,285)
Proceeds from sale of property, plant and equipment	342	1,835
Free cash flow	$(82,630)	$16,227

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2018 - Remaining	2019	2020	2021	2022	Thereafter
	(In thousands)
Total debt	$1,346,587	$102,627	$174,291	$327,291	$211,291	$531,087	$—
Scheduled interest payment obligations (1)	251,424	61,605	64,225	51,904	40,203	33,487	—
Purchase obligations (2)	159,061	146,515	2,333	1,932	1,646	1,646	4,989
Operating lease obligations	105,775	20,278	23,285	14,151	10,582	8,488	28,991
Severance obligations (3)	154,518	11,588	13,938	12,558	11,341	10,224	94,869
Settlement payments (4)	29,063	29,063	—	—	—	—	—
Total contractual obligations	$2,046,428	$371,676	$278,072	$407,836	$275,063	$584,932	$128,849

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2018, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at March 31, 2018.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At March 31, 2018, the total obligation is $29.1 million of which $28.6 million is a current liability and $0.5 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2018, include:

•	$51.9 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$29.7 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the changes to our revenue recognition policies referenced above, there have been no significant changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K during the three months ended March 31, 2018.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our income before taxes for the three months ended March 31, 2018 would have been approximately $21 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally related to our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2018, approximately 76% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the three months ended March 31, 2018, approximately 48% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2018 would have been approximately $31 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at entities where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $15.1 million and $13.6 million for the three months ended March 31, 2018 and 2017, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2018:

	2018 - Remaining	2019	2020	2021	2022	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$12,053	$11,291	$131,291	$211,291	$531,087	$897,013	$910,049
Average interest rate	0.7%	0.8%	3.5%	6.3%	6.3%	5.7%
Variable rate debt	$90,574	$163,000	$196,000	$—	$—	$449,574	$450,917
Average interest rate	3.8%	4.0%	3.8%	—%	—%	3.9%
Total debt	$102,627	$174,291	$327,291	$211,291	$531,087	$1,346,587	$1,360,966

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 16 and Note 17 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, respectively.

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

•
laws, rules, regulations and policies imposed by U.S. or foreign governments, such as tariffs, customs, duties and other restrictive trade barriers, national security, data privacy and cybersecurity, antitrust and competition, tax, currency and banking, labor, environmental, health and safety;

•
laws, rules, regulations and policies within China and other countries that may favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;

•	fluctuations in currency exchange rates, particularly the dollar/yen exchange rate for J-Devices;

•	political and social conditions, and the potential for civil unrest, terrorism or other hostilities;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from tax laws in the U.S. and in foreign jurisdictions in which we operate and

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

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in the People's Republic of China, or the PRC, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. For example, STATS ChipPAC was acquired in 2015 by Jiangsu Electronics Technology Co., Ltd., a local PRC company. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd. became sister companies under a new joint holding company in April 2018.

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

Our operations are characterized by relatively high fixed costs and the absence of any material backlog. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in 2011 the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins will be negatively impacted. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Guidance - Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows - Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Volatility in customer forecasts and fluctuations in global consumer demand make it particularly difficult to predict future results. Further, the preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions about such things as revenue, costs and expenses, which may turn out to be incorrect or change. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, if analysts and investors do not react favorably, or if analysts were to discontinue providing coverage of our company, the trading prices of our securities may be adversely impacted.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2018, our total debt balance was $1,345.6 million, of which $105.5 million was classified as a current liability and $557.4 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $230.6 million during the three months ended March 31, 2018. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2018 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $154.5 million as of March 31, 2018. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. From time to time we make additions or changes to our management information systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices' management information systems with our existing systems and processes. In addition, in May 2017, we completed our acquisition of Nanium and have begun to integrate its management information systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new management information systems or upgrade our existing systems. These risks include:

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2018 capital expenditures will be approximately $600 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made significant changes to the U.S. tax code. Changes include a reduction of the U.S. federal corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limitations on tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we now expect to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal corporate tax rate of 21%. Our provisional estimates and preliminary view of the impact of the Tax Act are uncertain and may be adjusted in future periods as a result of the ongoing analysis of our tax positions and any new guidance from regulators and other interpretations of the law. Changes to our provisional estimate of the impacts of the Tax Act could be material to income tax expense.

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
These and other factors have, from time to time, contributed to lower production yields. They may also do so in the future, particularly as we adjust our capacity, change our processing steps or ramp new technologies. In addition, we must continue to develop and implement new packaging and test technologies and expand our offering of packages to be competitive. Our production yields on new packages, particularly those packages which are based on new technologies, typically are significantly lower than our production yields on our more established packages.

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

Environmental, Health & Safety Laws and Industry and Customer Initiatives - Future Environmental, Health & Safety Laws and Industry and Customer Sustainability Initiatives Could Place Additional Burdens on Our Manufacturing Operations.

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

There has also been an increase in public attention and industry and customer focus on the materials contained in semiconductor products, the environmental impact of semiconductor operations and the risk of chemical releases from such operations, climate change, sustainability and related environmental concerns. This increased focus on sustainability and the environmental impact of semiconductor operations and products has caused industry groups and customers to impose additional requirements on us and our suppliers, sometimes exceeding regulatory standards. These requirements include increased tracking and reporting of greenhouse gas emissions, reductions in waste and wastewater from operations, additional reporting on the materials and components used in the products we manufacture, and the use of renewable energy sources in our factory operations. To comply with these additional requirements, we may need to procure additional equipment or make factory or process changes and our manufacturing costs may increase.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities, Political Instability, Hostilities, or Other Disruptions.

We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal and Taiwan which are or could be subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARS or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea or in other regions where we have facilities; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

For example, in April 2016, our Kumamoto factory was damaged by earthquakes in Japan. As a result of these earthquakes, our sales were reduced due to the temporary disruption in operations. We also incurred earthquake related costs for damaged inventory, buildings and equipment.

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

As of March 31, 2018, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Executive Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, member of our Board of Directors, and members of the Kim family and affiliates owned approximately 137.6 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.3 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 137.9 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	5,425	10.20	—	91,586,032
March 1 - March 31	—	—	—	91,586,032
Total	5,425	$10.20	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended March 31, 2018, we made no common stock purchases, and at March 31, 2018, approximately $91.6 million was available pursuant to the stock repurchase program.

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
Megan Faust
Corporate Vice President and
Chief Financial Officer

Date: May 3, 2018

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
31.1
Certification of Stephen D. Kelley, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of Megan Faust, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
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