Form 10-Q
period 2018-06-30
AMKOR TECHNOLOGY, INC.
filed 2018-08-02
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 27, 2018 was 239,538,384.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2018 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the "Tax Act") on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (18) our expected forfeiture rate for our outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, (20) redemption of our Senior Notes due 2021 and the associated interest savings and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$1,065,684	$1,008,385	$2,091,003	$1,907,669
Cost of sales	895,967	831,769	1,763,515	1,594,819
Gross profit	169,717	176,616	327,488	312,850
Selling, general and administrative	74,700	67,785	155,423	144,067
Research and development	41,076	44,281	82,005	85,849
Gain on sale of real estate	—	(108,109)	—	(108,109)
Total operating expenses	115,776	3,957	237,428	121,807
Operating income	53,941	172,659	90,060	191,043
Interest expense	21,127	22,158	41,138	43,412
Interest expense, related party	—	293	—	1,535
Other (income) expense, net	(11,001)	(3,288)	(7,569)	7,893
Total other expense, net	10,126	19,163	33,569	52,840
Income before taxes	43,815	153,496	56,491	138,203
Income tax expense	10,631	33,466	13,112	32,141
Net income	33,184	120,030	43,379	106,062
Net income attributable to non-controlling interests	(593)	(1,017)	(1,244)	(1,835)
Net income attributable to Amkor	$32,591	$119,013	$42,135	$104,227

Net income attributable to Amkor per common share:
Basic	$0.14	$0.50	$0.18	$0.44
Diluted	$0.14	$0.50	$0.18	$0.44

Shares used in computing per common share amounts:
Basic	239,351	238,863	239,283	238,774
Diluted	239,804	239,679	239,805	239,601

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$33,184	$120,030	$43,379	$106,062
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(42)	18	(81)	248
Foreign currency translation	(11,144)	(833)	3,947	12,753
Total other comprehensive income (loss)	(11,186)	(815)	3,866	13,001
Comprehensive income	21,998	119,215	47,245	119,063
Comprehensive income attributable to non-controlling interests	(593)	(1,017)	(1,244)	(1,835)
Comprehensive income attributable to Amkor	$21,405	$118,198	$46,001	$117,228

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$380,262	$596,364
Restricted cash	2,000	2,000
Accounts receivable, net of allowances	795,750	798,264
Inventories	243,019	213,649
Other current assets	37,148	33,727
Total current assets	1,458,179	1,644,004
Property, plant and equipment, net	2,754,960	2,695,065
Goodwill	25,472	25,036
Restricted cash	3,503	4,487
Other assets	139,567	139,796
Total assets	$4,381,681	$4,508,388
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$115,057	$123,848
Trade accounts payable	553,475	569,085
Capital expenditures payable	238,772	294,258
Accrued expenses	254,348	330,868
Total current liabilities	1,161,652	1,318,059
Long-term debt	1,214,535	1,240,581
Pension and severance obligations	184,072	182,216
Other non-current liabilities	51,264	47,823
Total liabilities	2,611,523	2,788,679
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,322 and 285,129 shares issued; and 239,366 and 239,184 shares outstanding in 2018 and 2017, respectively	285	285
Additional paid-in capital	1,906,936	1,903,357
Retained earnings (accumulated deficit)	28,232	(13,903)
Accumulated other comprehensive income (loss)	26,385	22,519
Treasury stock, at cost, 45,956 and 45,945 shares, in 2018 and 2017, respectively	(216,087)	(215,982)
Total Amkor stockholders’ equity	1,745,751	1,696,276
Non-controlling interests in subsidiaries	24,407	23,433
Total equity	1,770,158	1,719,709
Total liabilities and equity	$4,381,681	$4,508,388

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$43,379	$106,062
Depreciation and amortization	285,515	287,068
Gain on sale of real estate	—	(108,109)
Other operating activities and non-cash items	(3,239)	(4,659)
Changes in assets and liabilities	(119,276)	(80,403)
Net cash provided by operating activities	206,379	199,959
Cash flows from investing activities:
Payments for property, plant and equipment	(389,568)	(271,651)
Proceeds from sale of property, plant and equipment	603	130,962
Acquisition of business, net of cash acquired	—	(43,771)
Other investing activities	2,647	(2,117)
Net cash used in investing activities	(386,318)	(186,577)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	75,000
Proceeds from short-term debt	7,264	41,228
Payments of short-term debt	(31,546)	(32,110)
Proceeds from issuance of long-term debt	64,000	215,086
Payments of long-term debt	(77,015)	(207,653)
Payment of deferred consideration for purchase of facility	—	(3,890)
Payments of capital lease obligations	(1,689)	(2,665)
Other financing activities	492	561
Net cash provided by (used in) financing activities	(38,494)	85,557
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,347	9,418
Net increase (decrease) in cash, cash equivalents and restricted cash	(217,086)	108,357
Cash, cash equivalents and restricted cash, beginning of period	602,851	555,495
Cash, cash equivalents and restricted cash, end of period	$385,765	$663,852
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$239,460	$233,084
Equipment acquired through capital lease	$6,477	$929

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2017, Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2017, filed on Form 10-K with the SEC on February 23, 2018. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

•	We exclude sales, use, value-added and similar taxes from the transaction price, without performing a jurisdiction-by-jurisdiction assessment.

The adoption of the standard impacted our previously reported results as follows:

	For the Three Months Ended June 30, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$989,447	$18,938	$1,008,385
Cost of sales	817,212	14,557	831,769
Gross profit	172,235	4,381	176,616
Income tax expense	32,573	893	33,466
Net income	116,459	3,571	120,030
Net income attributable to Amkor	115,507	3,506	119,013
Net income attributable to Amkor per common share - diluted	0.48	0.02	0.50

	For the Six Months Ended June 30, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$1,903,047	$4,622	$1,907,669
Cost of sales	1,587,906	6,913	1,594,819
Gross profit	315,141	(2,291)	312,850
Income tax expense	33,012	(871)	32,141
Net income	107,315	(1,253)	106,062
Net income attributable to Amkor	105,501	(1,274)	104,227
Net income attributable to Amkor per common share - diluted	0.44	—	0.44

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component of net periodic pension costs be presented in the same line item as other compensation costs and all other components of net periodic pension costs be presented in the statement of income as nonoperating expenses. ASU 2017-07 is effective for reporting periods beginning after December 15, 2017 and applied retrospectively. We adopted ASU 2017-07 on January 1, 2018 and estimated the impact on the prior comparative period information presented in the consolidated financial statements applying the principles permitted by the standard. For the three and six months ended June 30, 2017, the retrospective application resulted in a $(0.1) million and $0.2 million reclassification of pension costs from operating income to other (income) expense, net in the Consolidated Statements of Income for the respective periods. Refer to Note 14 for additional information.

Recently Issued Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended and clarified. ASU 2016-02 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 and requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. Early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and disclosure, and have not yet selected a transition method.

3.    Significant Accounting Policies

Our significant accounting policies are detailed in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Unbilled Receivables. Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of June 30, 2018 and December 31, 2017 were $106.6 million and $101.9 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Acquisition

On May 22, 2017, we completed the purchase of 100% of the shares of Nanium, a provider of wafer-level fan-out semiconductor packaging solutions. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We did not record goodwill as a result of the acquisition.

5.    Net Sales by Product Group and End Market

The following table presents net sales by product group:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Advanced products (1)	$496,241	$445,100	$971,993	$820,967
Mainstream products (2)	569,443	563,285	1,119,010	1,086,702
Total net sales	$1,065,684	$1,008,385	$2,091,003	$1,907,669

(1)	Advanced products include flip chip and wafer-level processing and related test services

(2)	Mainstream products include wirebond packaging and related test services
The following table presents net sales by end market:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Communications (smartphones, tablets, handheld devices)	42%	40%	42%	39%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	26%	27%	26%	28%
Computing (datacenter, infrastructure, PC/laptop, storage)	19%	19%	19%	19%
Consumer (set-top boxes, televisions, connected home, personal electronics, visual imaging)	13%	14%	13%	14%
Total net sales	100%	100%	100%	100%

6.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$(955)	$(955)	$(1,943)	$(1,466)
Foreign currency (gain) loss, net	(7,110)	(2,252)	(2,397)	9,132
Other	(2,936)	(81)	(3,229)	227
Other (income) expense, net	$(11,001)	$(3,288)	$(7,569)	$7,893

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate could be determined in our financial statements for the year ended December 31, 2017. There were no specific impacts of the Tax Act that could not be reasonably estimated. Our estimate of the impact of the Tax Act may be adjusted throughout the allowable measurement period. We have not completed the accounting for any of the income tax effects of the Tax Act during the six months ended June 30, 2018 as we continue to collect additional information, prepare and analyze the information and evaluate any regulatory guidance or clarifications. We have not made adjustments to the provisional amounts reported for the year ended December 31, 2017, nor have we concluded on any accounting policy elections. Changes to our provisional estimates and further analysis could impact our judgments, elections and assertions.

Income tax expense of $13.1 million for the six months ended June 30, 2018 reflects income taxes of our various operations, including foreign withholding taxes and minimum taxes. Income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

We maintain a valuation allowance on a portion of our U.S. net deferred tax assets, for net operating loss carryforwards not expected to be realized due to Global Intangible Low-Taxed Income ("GILTI") and foreign tax credit carryforwards expected to expire unused. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $27.2 million at December 31, 2017, to $24.8 million as of June 30, 2018. All of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$32,591	$119,013	$42,135	$104,227

Weighted-average number of common shares outstanding — basic	239,351	238,863	239,283	238,774
Effect of dilutive securities:
Stock options and restricted share awards	453	816	522	827
Weighted-average number of common shares outstanding — diluted	239,804	239,679	239,805	239,601
Net income attributable to Amkor per common share:
Basic	$0.14	$0.50	$0.18	$0.44
Diluted	0.14	0.50	0.18	0.44

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock options and restricted share awards	3,644	3,193	3,524	3,473

9.    Equity and Accumulated Other Comprehensive Income (Loss)

Changes in equity consist of the following:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2017	$1,696,276	$23,433	$1,719,709
Net income	42,135	1,244	43,379
Other comprehensive income (loss)	3,866	—	3,866
Issuance of stock through employee share-based compensation plans	1,023	—	1,023
Treasury stock acquired through surrender of shares for tax withholding	(105)	—	(105)
Share-based compensation	2,556	—	2,556
Subsidiary dividends paid to non-controlling interests	—	(270)	(270)
Equity at June 30, 2018	$1,745,751	$24,407	$1,770,158

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2016	$1,409,692	$19,825	$1,429,517
Net income	104,227	1,835	106,062
Other comprehensive income (loss)	13,001	—	13,001
Issuance of stock through employee share-based compensation plans	2,365	—	2,365
Treasury stock acquired through surrender of shares for tax withholding	(1,378)	—	(1,378)
Share-based compensation	2,516	—	2,516
Subsidiary dividends paid to non-controlling interests	—	(270)	(270)
Equity at June 30, 2017	$1,530,423	$21,390	$1,551,813

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	—	3,947	3,947
Amounts reclassified from accumulated other comprehensive income (loss)	(81)	—	(81)
Other comprehensive income (loss)	(81)	3,947	3,866
Accumulated other comprehensive income (loss) at June 30, 2018	$6,222	$20,163	$26,385

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	—	12,753	12,753
Amounts reclassified from accumulated other comprehensive income (loss)	248	—	248
Other comprehensive income (loss)	248	12,753	13,001
Accumulated other comprehensive income (loss) at June 30, 2017	$1,386	$17,877	$19,263

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Factoring of Accounts Receivable

In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2018, we sold accounts receivable totaling $203.1 million and $428.6 million, net of discounts and fees of $2.0 million and $3.8 million, respectively. For the three and six months ended June 30, 2017, we sold accounts receivable totaling $133.1 million and $265.2 million, net of discounts and fees of $0.8 million and $1.5 million, respectively.

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Land	$225,493	$224,894
Land use rights	26,845	26,845
Buildings and improvements	1,496,683	1,384,846
Machinery and equipment	5,131,573	4,938,291
Software and computer equipment	206,219	200,500
Furniture, fixtures and other equipment	16,664	15,722
Construction in progress	57,334	104,910
Total property, plant and equipment	7,160,811	6,896,008
Accumulated depreciation and amortization	(4,405,851)	(4,200,943)
Total property, plant and equipment, net	$2,754,960	$2,695,065

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation expense	$142,497	$144,839	$284,502	$286,295

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Payroll and benefits	$113,990	$134,785
Income taxes payable	23,658	56,664
Accrued settlement costs	19,212	37,783
Deferred revenue and customer advances	16,724	14,740
Accrued severance plan obligations	14,937	15,190
Accrued interest	11,728	11,873
Other accrued expenses	54,099	59,833
Total accrued expenses	$254,348	$330,868

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2018	December 31, 2017
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior secured credit facilities:
$200 million revolving credit facility, LIBOR plus 1.25%-1.75%, due December 2019 (1)	$—	$—
Senior notes:
6.625% Senior notes, due June 2021 (2)	200,000	200,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due September 2018 (3)	75,000	75,000
Term loan, LIBOR plus 2.70%, due December 2019	—	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	141,000	150,000
Term loan, fixed rate at 3.70%, due May 2020	120,000	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (4)	150,000	86,000
J-Devices Corporation:
Short-term term loans, variable rate (5)	7,223	30,455
Term loans, fixed rate at 0.53%, due April 2018	—	6,744
Term loan, fixed rate at 0.86%, due June 2022	36,114	39,933
Term loan, fixed rate at 0.60%, due July 2022	7,674	8,430
Other:
Revolving credit facility, TAIFX plus a bank-determined spread, due November 2020 (Taiwan) (6)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China)	48,500	49,000
	1,330,482	1,365,533
Less: Unamortized premium and deferred debt costs, net	(890)	(1,104)
Less: Short-term borrowings and current portion of long-term debt	(115,057)	(123,848)
Long-term debt	$1,214,535	$1,240,581

(1)
As of June 30, 2018, we had availability of $199.5 million under a senior secured revolving credit facility, after reduction of $0.5 million of outstanding standby letters of credit. In July 2018, this credit facility was terminated and replaced by a new facility entered into by Amkor Technology Singapore Holding Pte, Ltd. and guaranteed by Amkor Technology, Inc. This new credit facility has availability up to $250.0 million, a letter of credit sub-limit facility of $15.0 million and a termination date of July 2023. The availability for this revolving credit facility is limited to a percentage of the amount of eligible accounts receivable.

(2)
In July 2018, we issued a redemption notice for all $200 million of our 6.625% Senior Notes due 2021 ("Notes"). The note redemption is scheduled for completion in August 2018. In accordance with the terms of the indenture governing the Notes, the redemption price will be 100% of the principal amount of the Notes plus accrued and unpaid interest. The redemption of the Notes will be funded with proceeds from our ¥26.0 billion (approximately US$230 million) term loan agreement entered into in July 2018 by J-Devices Corporation and guaranteed by Amkor

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Technology, Inc. The term loan bears interest at a fixed rate of 1.30% per annum. Principal and interest of the term loan are payable quarterly through the maturity in July 2023.

(3)
In June 2018, we extended our $75.0 million credit facility from June 2018 to September 2018. Principal is payable at maturity. Interest is due monthly in arrears, at a foreign currency funding-linked base rate plus 1.60% (4.66% as of June 30, 2018).

(4)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (4.27% as of June 30, 2018). In the second quarter of 2018, we borrowed $64.0 million on this facility and repaid other Amkor Technology Korea, Inc. term loans with earlier maturity dates.

(5)
We entered into various short-term term loans which mature semiannually. Principal and interest is payable in monthly installments. Interest as of June 30, 2018 is at TIBOR plus 0.15%. As of June 30, 2018, $9.0 million was available to be drawn.

(6)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus a bank determined spread (3.75% as of June 30, 2018). As of June 30, 2018, $19.0 million was available to be drawn.

Certain of our foreign debt is collateralized by the land, buildings and equipment in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at June 30, 2018.

14.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$8,299	$8,430	$16,715	$16,770
Interest cost	1,226	1,013	2,469	2,020
Expected return on plan assets	(1,417)	(1,133)	(2,859)	(2,261)
Amortization of prior service cost	—	—	—	31
Recognized actuarial (gain) loss	(42)	22	(77)	44
Net periodic pension cost	$8,066	$8,332	$16,248	$16,604

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Defined contribution expense	$3,017	$2,581	$7,013	$5,779

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

Recurring fair value measurements consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash equivalent money market funds (Level 1)	$75,167	$121,627
Restricted cash money market funds (Level 1)	2,000	2,000

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$736,693	$724,081	$745,943	$723,867
Revolving credit facilities and term loans (Level 2)	603,645	605,511	639,689	640,562
Total debt	$1,340,338	$1,329,592	$1,385,632	$1,364,429

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in May 2017 we acquired Nanium, which has strengthened our position in the market for wafer-level fan-out packaging. In December 2015, we completed the acquisition of J-Devices, the largest provider of outsourced semiconductor assembly and test services in Japan. J-Devices is primarily focused in the automotive, industrial and consumer end markets. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

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

Financial Summary

Our net sales increased $57.3 million or 5.7% to $1,065.7 million for the three months ended June 30, 2018 from $1,008.4 million for the three months ended June 30, 2017. We benefitted from our strategic focus on balanced revenue growth across end markets and regions. The increase was primarily attributable to increased participation in the major smartphone ecosystems and gains in the computing and automotive markets.

Gross margin for the three months ended June 30, 2018 decreased to 15.9% from 17.5% for the three months ended June 30, 2017. The decline in gross margin was primarily attributable to changes in the mix of products sold with higher material content during the period. This was partially offset by benefits realized from our 2017 factory consolidation efforts in Japan and increased net sales.

Our capital expenditures are primarily for investments in advanced packaging and test equipment and totaled $389.6 million for the six months ended June 30, 2018, compared to $271.7 million for the six months ended June 30, 2017. The increase in spending is due to the growth in our business and expansion of our production facilities.

Net cash provided by operating activities was $206.4 million for the six months ended June 30, 2018, compared to $200.0 million for the six months ended June 30, 2017. This increase was primarily due to higher sales and gross profit, offset by changes in working capital.

In July 2018, we entered into a ¥26.0 billion term loan agreement and borrowed ¥26.0 billion (approximately US$230 million). We plan to use proceeds from the term loan to repay all of our $200 million outstanding 6.625% Senior Notes due 2021 ("Notes"). We issued a redemption notice for our 2021 Notes in July 2018 and the redemption is scheduled for completion in August 2018. This refinancing is expected to generate net annualized interest savings of approximately $11 million.

In July 2018, we also replaced our existing senior revolving credit facility. The terms of the new credit facility are substantially the same as the old facility, except that, among other things, the availability under the new credit facility has been increased from $200 million to $250 million and the termination date has been extended from December 2019 to July 2023.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	38.9%	35.3%	37.9%	35.4%
Labor	16.0%	16.4%	16.8%	16.5%
Other manufacturing costs	29.2%	30.8%	29.6%	31.7%
Gross margin	15.9%	17.5%	15.7%	16.4%
Operating income	5.1%	17.1%	4.3%	10.0%
Net income attributable to Amkor	3.1%	11.8%	2.0%	5.5%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Net sales	$1,065,684	$1,008,385	$57,299	5.7%	$2,091,003	$1,907,669	$183,334	9.6%

The increase in net sales for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was attributable to increased participation in the major smartphone ecosystems and gains in the computing and automotive markets.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Gross profit	$169,717	$176,616	$(6,899)	$327,488	$312,850	$14,638
Gross margin	15.9%	17.5%	(1.6)%	15.7%	16.4%	(0.7)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to changes in the mix of products sold with higher material content during the period. This was partially offset by benefits realized from our 2017 factory consolidation efforts in Japan and increased net sales.

Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Selling, general and administrative	$74,700	$67,785	$6,915	10.2%	$155,423	$144,067	$11,356	7.9%

Selling, general and administrative expenses for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017 primarily due to net proceeds received from a one-time legal settlement received in 2017. Additionally, selling, general and administrative expenses increased for the six months ended June 30, 2018 due to increased employee compensation costs.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Research and development	$41,076	$44,281	$(3,205)	(7.2)%	$82,005	$85,849	$(3,844)	(4.5)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and six months ended June 30, 2018 decreased compared to the three and six months ended June 30, 2017. We experienced reductions in costs for projects that moved into production, partially offset by development and other costs associated with our new K5 factory and research and development facility in Korea.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Interest expense, including related party	$21,127	$22,451	$(1,324)	(5.9)%	$41,138	$44,947	$(3,809)	(8.5)%
Foreign currency (gain) loss, net	(7,110)	(2,252)	(4,858)	>100%	(2,397)	9,132	(11,529)	>(100)%
Other (income) expense, net	(3,891)	(1,036)	(2,855)	>100%	(5,172)	(1,239)	(3,933)	>100%
Total other expense, net	$10,126	$19,163	$(9,037)	(47.2)%	$33,569	$52,840	$(19,271)	(36.5)%

Interest expense decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to the redemption of $200 million of our 6.625% Senior Notes due 2021 in July 2017.

We recorded net foreign currency gains for the three and six months ended June 30, 2018, as compared with a foreign currency gain and a loss in the respective prior periods in 2017. These changes year over year were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Income tax expense	$10,631	$33,466	$(22,835)	$13,112	$32,141	$(19,029)

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates similar to the U.S. federal and state combined tax rate of approximately 25%. Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. The income tax expense for the three and six months ended June 30, 2017 includes the income tax on the gain on the sale of the land and buildings comprising our K1 factory in May 2017.

During the six months ended June 30, 2018 and 2017, our subsidiaries in Korea, Malaysia, the Philippines and Singapore operated under tax holidays. The tax holiday granted to certain operations in Taiwan and Malaysia expired as of December 31, 2017 and March 31, 2018, respectively. The tax holidays granted to certain operations in the Philippines expire in 2018. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of June 30, 2018, we had cash and cash equivalents of $380.3 million. Included in our cash balance as of June 30, 2018, is $303.1 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.

As of June 30, 2018, we had availability of $199.5 million under a first lien senior secured revolving credit facility, after reduction of $0.5 million of outstanding standby letters of credit. In July 2018, this credit facility was terminated and replaced by a new facility with availability up to $250.0 million. The availability for this revolving credit facility is limited to a percentage of the amount of eligible accounts receivable. We refer you to Note 13 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information. Our foreign subsidiaries had $19.0 million available to be drawn under secured revolving credit facilities and $9.0 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of June 30, 2018, we had $1,329.6 million of debt. Our scheduled principal repayments on debt include $88.1 million due over the remainder of 2018, $109.8 million due in 2019, $390.8 million due in 2020, $210.8 million due in 2021, and $530.8 million due in 2022. We were in compliance with all debt covenants at June 30, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

In July 2018, we entered into a ¥26.0 billion term loan agreement and borrowed ¥26.0 billion (approximately US$230 million). We plan to use proceeds from the term loan to repay all of our $200 million outstanding 2021 Notes. We issued a redemption notice for our 2021 Notes in July 2018 and the redemption is scheduled for completion in August 2018. This refinancing is expected to generate net annualized interest savings of approximately $11 million. We refer you to Note 13 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In certain foreign locations, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the six months ended June 30, 2018 and 2017, we sold accounts receivable totaling $428.6 million and $265.2 million, net of discounts and fees of $3.8 million and $1.5 million, respectively.

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

Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by calculations based upon cumulative net income or borrowing availability. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of June 30, 2018, the severance liability was $145.3 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan.

Under the terms of a January 2015 patent license litigation settlement, Amkor agreed to pay a total of $155.0 million in 16 equal quarterly recurring payments commencing in the first quarter of 2015 and continuing through the fourth quarter of 2018. As of June 30, 2018, we owe $19.4 million under the settlement.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2018, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2018 capital expenditures to be approximately $600 million. During the six months ended June 30, 2018, our capital expenditures totaled $389.6 million. Ultimately, the amount of our 2018 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017, was as follows:

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating activities	$206,379	$199,959
Investing activities	(386,318)	(186,577)
Financing activities	(38,494)	85,557

Operating activities:   Our cash flows provided by operating activities for the six months ended June 30, 2018, increased by $6.4 million compared to the six months ended June 30, 2017, primarily due to higher sales and gross profit, offset by changes in working capital.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which increased compared to the six months ended June 30, 2017, primarily due to continued investment in our business and expansion of our production facilities. The net cash used in investing activities for the six months ended June 30, 2017, also included a payment for the acquisition of Nanium and receipt of the remaining proceeds for the sale of the K1 factory in Korea.

Financing activities:   The net cash used in financing activities for the six months ended June 30, 2018, was primarily due to repayments of debt in Japan. The net cash provided by financing activities for the six months ended June 30, 2017 was primarily due to the net borrowings in China and Japan.

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

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$206,379	$199,959
Payments for property, plant and equipment	(389,568)	(271,651)
Proceeds from sale of property, plant and equipment	603	130,962
Free cash flow	$(182,586)	$59,270

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2018 - Remaining	2019	2020	2021	2022	Thereafter
	(In thousands)
Total debt	$1,330,482	$88,140	$109,834	$390,834	$210,834	$530,840	$—
Scheduled interest payment obligations (1)	227,947	34,479	66,282	53,501	40,199	33,486	—
Purchase obligations (2)	116,962	109,873	1,842	1,334	1,049	1,049	1,815
Operating lease obligations	104,695	14,022	25,309	16,067	11,487	8,548	29,262
Severance obligations (3)	145,285	7,469	13,351	12,029	10,864	9,793	91,779
Settlement payments (4)	19,375	19,375	—	—	—	—	—
Total contractual obligations	$1,944,746	$273,358	$216,618	$473,765	$274,433	$583,716	$122,856

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2018, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at June 30, 2018.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(4)
Represents settlement payments for patent license litigation. At June 30, 2018, the total obligation is $19.4 million of which $19.2 million is a current liability and $0.2 million will be imputed into interest over time.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2018, include:

•	$53.5 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$29.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the changes to our revenue recognition policies referenced above, there have been no significant changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K during the three months ended June 30, 2018.

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

Foreign Currency Risk

The U.S. dollar is our reporting and functional currency and the functional currency for our subsidiaries, except for J-Devices, where the Japanese Yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. Subsequent to the quarter end, we have entered into foreign exchange forward contracts to further reduce our exposure, which are not designated as hedges for accounting purposes and are settled monthly.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our income before taxes for the six months ended June 30, 2018 would have been approximately $17 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally related to our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2018, approximately 77% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the six months ended June 30, 2018, approximately 49% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and depreciation. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2018 would have been approximately $59 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $3.9 million and $12.8 million for the six months ended June 30, 2018 and 2017, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2018:

	2018 - Remaining	2019	2020	2021	2022	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$5,417	$10,834	$130,834	$210,834	$530,840	$888,759	$898,496
Average interest rate	0.8%	0.8%	3.5%	6.3%	6.3%	5.8%
Variable rate debt	$82,723	$99,000	$260,000	$—	$—	$441,723	$441,842
Average interest rate	4.3%	4.5%	4.4%	—%	—%	4.4%
Total debt	$88,140	$109,834	$390,834	$210,834	$530,840	$1,330,482	$1,340,338

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	costs of acquisitions and divestitures and difficulties integrating acquisitions;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in interest rates and currency exchange rates;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate new end markets or expand our business in existing end markets;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive and

•	restructuring charges, asset write-offs and impairments.

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

Risks Associated with International Operations - We Depend on Our Factories and Operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Many of Our Customers' and Vendors' Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•
laws, rules, regulations and policies imposed by U.S. or foreign governments, such as tariffs, customs, duties and other restrictive trade barriers, national security, data privacy and cybersecurity, antitrust and competition, tax, currency and banking, labor, environmental, health and safety, and in particular the recent increase in tariffs, customs, duties and other restrictive trade barriers considered or adopted by U.S. and foreign governments;

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2018, our total debt balance was $1,329.6 million, of which $115.1 million was classified as a current liability and $554.5 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $389.6 million during the six months ended June 30, 2018. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2018 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

The health of the worldwide banking system and capital markets affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S., foreign or international banking system and capital markets, they may refuse or be unable to fund borrowings under their credit commitments to us. Volatility in the banking system and capital markets, as well as rising interest rates, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $145.3 million as of June 30, 2018. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

As of June 30, 2018, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Executive Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, member of our Board of Directors, and members of the Kim family and affiliates owned approximately 137.6 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.3 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 137.9 million shares of our outstanding common stock or approximately 57% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	5,425	9.18	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	5,425	$9.18	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2018, we made no common stock purchases, and at June 30, 2018, approximately $91.6 million was available pursuant to the stock repurchase program.

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

Date: August 2, 2018

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