Form 10-Q
period 2018-09-30
AMKOR TECHNOLOGY, INC.
filed 2018-11-02
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 26, 2018 was 239,532,959.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2018 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the "Tax Act") on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile devices and our technology leadership and potential growth in this market, (18) interest savings from the redemption of our 6.625% Senior Notes due 2021 and (19) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$1,144,192	$1,148,884	$3,235,195	$3,056,553
Cost of sales	943,485	924,996	2,707,000	2,519,815
Gross profit	200,707	223,888	528,195	536,738
Selling, general and administrative	70,463	75,568	225,886	219,635
Research and development	37,541	42,841	119,546	128,690
Gain on sale of real estate	—	—	—	(108,109)
Total operating expenses	108,004	118,409	345,432	240,216
Operating income	92,703	105,479	182,763	296,522
Interest expense	19,770	20,321	60,908	63,733
Interest expense, related party	—	180	—	1,715
Other (income) expense, net	1,315	3,257	(6,254)	11,150
Total other expense, net	21,085	23,758	54,654	76,598
Income before taxes	71,618	81,721	128,109	219,924
Income tax expense	14,326	21,263	27,438	53,404
Net income	57,292	60,458	100,671	166,520
Net income attributable to non-controlling interests	(630)	(1,194)	(1,874)	(3,029)
Net income attributable to Amkor	$56,662	$59,264	$98,797	$163,491

Net income attributable to Amkor per common share:
Basic	$0.24	$0.25	$0.41	$0.68
Diluted	$0.24	$0.25	$0.41	$0.68

Shares used in computing per common share amounts:
Basic	239,370	239,068	239,312	238,873
Diluted	239,766	239,640	239,783	239,610

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$57,292	$60,458	$100,671	$166,520
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(45)	15	(126)	263
Foreign currency translation	(6,611)	(969)	(2,664)	11,784
Total other comprehensive income (loss)	(6,656)	(954)	(2,790)	12,047
Comprehensive income	50,636	59,504	97,881	178,567
Comprehensive income attributable to non-controlling interests	(630)	(1,194)	(1,874)	(3,029)
Comprehensive income attributable to Amkor	$50,006	$58,310	$96,007	$175,538

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$547,665	$596,364
Restricted cash	2,559	2,000
Accounts receivable, net of allowances	797,678	798,264
Inventories	228,108	213,649
Other current assets	35,226	33,727
Total current assets	1,611,236	1,644,004
Property, plant and equipment, net	2,714,084	2,695,065
Goodwill	24,813	25,036
Restricted cash	3,896	4,487
Other assets	141,440	139,796
Total assets	$4,495,469	$4,508,388
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$97,646	$123,848
Trade accounts payable	548,864	569,085
Capital expenditures payable	253,756	294,258
Accrued expenses	271,067	330,868
Total current liabilities	1,171,333	1,318,059
Long-term debt	1,267,992	1,240,581
Pension and severance obligations	179,900	182,216
Other non-current liabilities	54,403	47,823
Total liabilities	2,673,628	2,788,679
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,335 and 285,129 shares issued; and 239,374 and 239,184 shares outstanding in 2018 and 2017, respectively	285	285
Additional paid-in capital	1,908,171	1,903,357
Retained earnings (accumulated deficit)	84,894	(13,903)
Accumulated other comprehensive income (loss)	19,729	22,519
Treasury stock, at cost, 45,961 and 45,945 shares, in 2018 and 2017, respectively	(216,135)	(215,982)
Total Amkor stockholders’ equity	1,796,944	1,696,276
Non-controlling interests in subsidiaries	24,897	23,433
Total equity	1,821,841	1,719,709
Total liabilities and equity	$4,495,469	$4,508,388

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$100,671	$166,520
Depreciation and amortization	429,181	435,667
Gain on sale of real estate	—	(108,109)
Other operating activities and non-cash items	(2,006)	(8,124)
Changes in assets and liabilities	(100,628)	(72,043)
Net cash provided by operating activities	427,218	413,911
Cash flows from investing activities:
Payments for property, plant and equipment	(478,036)	(413,974)
Proceeds from sale of property, plant and equipment	1,606	133,320
Acquisition of business, net of cash acquired	—	(43,771)
Other investing activities	3,160	(1,600)
Net cash used in investing activities	(473,270)	(326,025)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	75,000
Payments of revolving credit facilities	(75,000)	—
Proceeds from short-term debt	23,341	50,333
Payments of short-term debt	(35,125)	(52,068)
Proceeds from issuance of long-term debt	372,226	223,976
Payments of long-term debt	(279,697)	(398,755)
Payments of long-term debt, related party	—	(17,837)
Payment of deferred consideration for purchase of facility	—	(3,890)
Payments of capital lease obligations	(2,669)	(4,123)
Other financing activities	(2,482)	425
Net cash provided by (used in) financing activities	594	(126,939)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3,273)	9,231
Net decrease in cash, cash equivalents and restricted cash	(48,731)	(29,822)
Cash, cash equivalents and restricted cash, beginning of period	602,851	555,495
Cash, cash equivalents and restricted cash, end of period	$554,120	$525,673
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$254,244	$290,738
Equipment acquired through capital lease	$13,272	$929

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2017, Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2017, filed on Form 10-K with the SEC on February 23, 2018. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

•	We exclude sales, use, value-added and similar taxes from the transaction price, without performing a jurisdiction-by-jurisdiction assessment.

The adoption of the standard impacted our previously reported results as follows:

	For the Three Months Ended September 30, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$1,135,027	$13,857	$1,148,884
Cost of sales	918,389	6,607	924,996
Gross profit	216,638	7,250	223,888
Income tax expense	18,752	2,511	21,263
Net income	55,630	4,828	60,458
Net income attributable to Amkor	54,435	4,829	59,264
Net income attributable to Amkor per common share - diluted	0.23	0.02	0.25

	For the Nine Months Ended September 30, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$3,038,074	$18,479	$3,056,553
Cost of sales	2,506,295	13,520	2,519,815
Gross profit	531,779	4,959	536,738
Income tax expense	51,764	1,640	53,404
Net income	162,945	3,575	166,520
Net income attributable to Amkor	159,936	3,555	163,491
Net income attributable to Amkor per common share - diluted	0.67	0.01	0.68

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component of net periodic pension costs be presented in the same line item as other compensation costs and all other components of net periodic pension costs be presented in the statement of income as nonoperating expenses. ASU 2017-07 is effective for reporting periods beginning after December 15, 2017 and applied retrospectively. We adopted ASU 2017-07 on January 1, 2018 and estimated the impact on the prior comparative period information presented in the consolidated financial statements applying the principles permitted by the standard. For the three and nine months ended September 30, 2017, the retrospective application resulted in a $(0.1) million and $0.1 million reclassification of pension costs from operating income to other (income) expense, net in the Consolidated Statements of Income for the respective periods. Refer to Note 14 for additional information.

Recently Issued Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended and clarified. ASU 2016-02 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 and requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. Early adoption is permitted. We plan to adopt this standard in the first quarter of the fiscal year ending December 31, 2019 using the alternative transition method with the effective date as of January 1, 2019. We are currently evaluating the impact that this guidance may have on our financial statements and disclosures.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Unbilled Receivables. Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of September 30, 2018 and December 31, 2017 were $116.5 million and $101.9 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

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

5.    Net Sales by Product Group and End Market

The following table presents net sales by product group:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Advanced products (1)	$582,165	$563,023	$1,554,158	$1,383,990
Mainstream products (2)	562,027	585,861	1,681,037	1,672,563
Total net sales	$1,144,192	$1,148,884	$3,235,195	$3,056,553

(1)	Advanced products include flip chip and wafer-level processing and related test services

(2)	Mainstream products include wirebond packaging and related test services
The following table presents net sales by end market:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Communications (smartphones, tablets, handheld devices)	47%	46%	44%	41%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	25%	24%	26%	27%
Computing (datacenter, infrastructure, PC/laptop, storage)	17%	17%	18%	18%
Consumer (set-top boxes, televisions, connected home, personal electronics, visual imaging)	11%	13%	12%	14%
Total net sales	100%	100%	100%	100%

6.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$(941)	$(843)	$(2,884)	$(2,309)
Foreign currency (gain) loss, net	1,352	(454)	(1,045)	8,678
Loss on debt retirement	1,149	4,424	1,167	4,835
Other	(245)	130	(3,492)	(54)
Other (income) expense, net	$1,315	$3,257	$(6,254)	$11,150

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

We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete, but a reasonable estimate could be determined in our financial statements for the year ended December 31, 2017. There were no specific impacts of the Tax Act that could not be reasonably estimated. Our estimate of the impact of the Tax Act may be adjusted throughout the allowable measurement period. We have not completed the accounting for any of the income tax effects of the Tax Act during the nine months ended September 30, 2018 as we continue to collect additional information, prepare and analyze the information and evaluate any regulatory guidance or clarifications, and evaluate any collateral impact on state income taxes. We have not made adjustments to the provisional amounts reported for the year ended December 31, 2017, nor have we concluded on any accounting policy elections. Changes to our provisional estimates and further analysis could impact our judgments, elections and assertions.

Income tax expense of $27.4 million for the nine months ended September 30, 2018 reflects income taxes of our various operations, including foreign withholding taxes and minimum taxes. Income tax expense also reflects income taxed in foreign jurisdictions where we benefit from tax holidays.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $27.2 million at December 31, 2017, to $24.6 million as of September 30, 2018. All of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statues of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$56,662	$59,264	$98,797	$163,491

Weighted-average number of common shares outstanding — basic	239,370	239,068	239,312	238,873
Effect of dilutive securities:
Stock options and restricted share awards	396	572	471	737
Weighted-average number of common shares outstanding — diluted	239,766	239,640	239,783	239,610
Net income attributable to Amkor per common share:
Basic	$0.24	$0.25	$0.41	$0.68
Diluted	0.24	0.25	0.41	0.68

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock options and restricted share awards	3,656	3,483	3,544	3,463

9.    Equity and Accumulated Other Comprehensive Income (Loss)

Changes in equity consist of the following:

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2017	$1,696,276	$23,433	$1,719,709
Net income	98,797	1,874	100,671
Other comprehensive income (loss)	(2,790)	—	(2,790)
Issuance of stock through employee share-based compensation plans	1,023	—	1,023
Treasury stock acquired through surrender of shares for tax withholding	(153)	—	(153)
Share-based compensation	3,791	—	3,791
Subsidiary dividends paid to non-controlling interests	—	(410)	(410)
Equity at September 30, 2018	$1,796,944	$24,897	$1,821,841

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Attributable to Amkor	Attributable to Non-controlling Interests	Total
	(In thousands)
Equity at December 31, 2016	$1,409,692	$19,825	$1,429,517
Net income	163,491	3,029	166,520
Other comprehensive income (loss)	12,047	—	12,047
Issuance of stock through employee share-based compensation plans	2,421	—	2,421
Treasury stock acquired through surrender of shares for tax withholding	(1,427)	—	(1,427)
Share-based compensation	3,872	—	3,872
Subsidiary dividends paid to non-controlling interests	—	(412)	(412)
Equity at September 30, 2017	$1,590,096	$22,442	$1,612,538

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	—	(2,664)	(2,664)
Amounts reclassified from accumulated other comprehensive income (loss)	(126)	—	(126)
Other comprehensive income (loss)	(126)	(2,664)	(2,790)
Accumulated other comprehensive income (loss) at September 30, 2018	$6,177	$13,552	$19,729

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	—	11,784	11,784
Amounts reclassified from accumulated other comprehensive income (loss)	263	—	263
Other comprehensive income (loss)	263	11,784	12,047
Accumulated other comprehensive income (loss) at September 30, 2017	$1,401	$16,908	$18,309

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 14).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2018, we sold accounts receivable totaling $193.6 million and $622.2 million, net of discounts and fees of $1.6 million and $5.4 million, respectively. For the three and nine months ended September 30, 2017, we sold accounts receivable totaling $135.1 million and $400.4 million, net of discounts and fees of $1.3 million and $2.9 million, respectively.

11.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Land	$224,589	$224,894
Land use rights	26,845	26,845
Buildings and improvements	1,510,082	1,384,846
Machinery and equipment	5,206,050	4,938,291
Software and computer equipment	209,051	200,500
Furniture, fixtures and other equipment	16,977	15,722
Construction in progress	41,843	104,910
Total property, plant and equipment	7,235,437	6,896,008
Accumulated depreciation and amortization	(4,521,353)	(4,200,943)
Total property, plant and equipment, net	$2,714,084	$2,695,065

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation expense	$143,334	$148,099	$427,836	$434,394

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Payroll and benefits	$122,520	$134,785
Income taxes payable	35,081	56,664
Accrued interest	19,520	11,873
Deferred revenue and customer advances	15,908	14,740
Accrued severance plan obligations	14,513	15,190
Accrued settlement costs	9,688	37,783
Other accrued expenses	53,837	59,833
Total accrued expenses	$271,067	$330,868

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2018	December 31, 2017
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due June 2021 (1)	$—	$200,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc. (2):
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due September 2018 (3)	—	75,000
Term loan, LIBOR plus 2.70%, due December 2019	—	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	141,000	150,000
Term loan, fixed rate at 3.70%, due May 2020	120,000	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (4)	150,000	86,000
Term loan, LIBOR plus 2.34%, due September 2021 (3)	75,000	—
J-Devices Corporation:
Short-term term loans, variable rate (5)	19,358	30,455
Term loans, fixed rate at 0.53%, due April 2018	—	6,744
Term loan, fixed rate at 0.86%, due June 2022	32,981	39,933
Term loan, fixed rate at 0.60%, due July 2022	7,036	8,430
Term loan, fixed rate at 1.30%, due July 2023 (1)	228,672	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (6)	—	—
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020 (Taiwan) (7)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China)	48,500	49,000
	1,367,518	1,365,533
Less: Unamortized premium and deferred debt costs, net	(1,880)	(1,104)
Less: Short-term borrowings and current portion of long-term debt	(97,646)	(123,848)
Long-term debt	$1,267,992	$1,240,581

(1)
In August 2018, we redeemed all $200 million of our 6.625% Senior Notes due 2021 ("Notes"). In accordance with the terms of the indenture governing the Notes, the redemption price was 100% of the principal amount of the Notes plus accrued and unpaid interest. We recorded a $0.8 million charge for the write-off of the associated unamortized debt issuance costs. The redemption of the Notes was funded with proceeds from our ¥26.0 billion (US$233.2 million) term loan agreement entered into in July 2018 by J-Devices Corporation and guaranteed by Amkor Technology, Inc. Principal and interest are payable in quarterly installments.

(2)
In October 2018, Amkor Technology Korea, Inc. entered into a revolving credit facility agreement with availability of $30.0 million. Principal will be payable at the maturity date of October 2019. Interest will be payable monthly in arrears, at LIBOR plus the applicable bank rate.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)
In June 2018, we extended our $75.0 million credit facility from June 2018 to September 2018. In September 2018, we entered into a $75.0 million term loan agreement to repay the outstanding balance of our $75.0 million credit facility due September 2018. The new term loan extended the maturity to September 2021. Principal is payable at maturity. Interest is due quarterly in arrears, at LIBOR plus 2.34% (4.68% as of September 30, 2018).

(4)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (4.28% as of September 30, 2018). In the second quarter of 2018, we borrowed $64.0 million on this facility and repaid other Amkor Technology Korea, Inc. term loans with earlier maturity dates.

(5)
We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2018 is at TIBOR plus 0.15% to 0.20% (weighted average of 0.17% as of September 30, 2018). As of September 30, 2018, $4.4 million was available to be drawn.

(6)
In July 2018, the senior secured revolving credit facility of Amkor Technology, Inc. was terminated and replaced by a new facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., and guaranteed by Amkor Technology, Inc. We recorded a $0.4 million charge for the write-off of the associated unamortized debt issuance costs relating to the terminated credit facility. The availability for the new revolving credit facility is based on the amount of eligible accounts receivable. As of September 30, 2018, we had availability of $250.0 million under the new senior secured revolving credit facility with no outstanding standby letters of credit.

(7)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus the applicable bank rate (3.67% as of September 30, 2018). As of September 30, 2018, $19.0 million was available to be drawn.

Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at September 30, 2018.

14.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$8,124	$8,445	$24,839	$25,215
Interest cost	1,199	1,009	3,668	3,029
Expected return on plan assets	(1,390)	(1,124)	(4,249)	(3,385)
Amortization of prior service cost	—	—	—	31
Recognized actuarial (gain) loss	(36)	18	(113)	62
Net periodic pension cost	$7,897	$8,348	$24,145	$24,952

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Defined contribution expense	$2,595	$2,230	$9,608	$8,009

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

Recurring fair value measurements consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash equivalent money market funds (Level 1)	$38,557	$121,627
Restricted cash money market funds (Level 1)	2,559	2,000

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$535,544	$524,950	$745,943	$723,867
Revolving credit facilities and term loans (Level 2)	838,094	840,688	639,689	640,562
Total debt	$1,373,638	$1,365,638	$1,385,632	$1,364,429

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

Financial Summary

Our net sales decreased $4.7 million or 0.4% to $1,144.2 million for the three months ended September 30, 2018 from $1,148.9 million for the three months ended September 30, 2017. Gross margin for the three months ended September 30, 2018 decreased to 17.5% from 19.5% for the three months ended September 30, 2017. The decline in gross margin was primarily attributable to changes in the mix of products sold with higher material content during the period. This was partially offset by benefits realized from our 2017 factory consolidation efforts in Japan.

Our capital expenditures are primarily for investments in advanced packaging and test equipment and totaled $478.0 million for the nine months ended September 30, 2018, compared to $414.0 million for the nine months ended September 30, 2017. The increase in spending is due to continued investment in our business and expansion of our production facilities.

Net cash provided by operating activities was $427.2 million for the nine months ended September 30, 2018, compared to $413.9 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in our net income, excluding the gain on sale of our K1 factory in the prior year. This increase was partially offset by changes in our net working capital.

In July 2018, we entered into a ¥26.0 billion term loan agreement and borrowed ¥26.0 billion (US$233.2 million). We used the proceeds from the term loan to repay all of our $200 million outstanding 6.625% Senior Notes due 2021 in August 2018. This refinancing is expected to generate net annualized interest savings of approximately $11 million.

In July 2018, we also replaced our senior revolving credit facility. The terms of the new credit facility are substantially the same as the old facility, except that, among other things, the availability under the new credit facility has been increased from $200 million to $250 million and the termination date has been extended from December 2019 to July 2023.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	40.3%	36.9%	38.7%	36.0%
Labor	15.1%	15.1%	16.2%	16.0%
Other manufacturing costs	27.1%	28.5%	28.8%	30.4%
Gross margin	17.5%	19.5%	16.3%	17.6%
Operating income	8.1%	9.2%	5.6%	9.7%
Net income attributable to Amkor	5.0%	5.2%	3.1%	5.3%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Net sales	$1,144,192	$1,148,884	$(4,692)	(0.4)%	$3,235,195	$3,056,553	$178,642	5.8%

Net sales were stable for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The increase in net sales for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was attributable to increased participation in the major smartphone ecosystems and increased demand in the computing and automotive markets.

Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except percentages)
Gross profit	$200,707	$223,888	$(23,181)	$528,195	$536,738	$(8,543)
Gross margin	17.5%	19.5%	(2.0)%	16.3%	17.6%	(1.3)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a direct relationship between our revenue levels and gross margin where relatively modest increases or decreases can have a significant effect.

Gross margin decreased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to changes in the mix of products sold with higher material content during the period. This was partially offset by benefits realized from our 2017 factory consolidation efforts in Japan.

Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Selling, general and administrative	$70,463	$75,568	$(5,105)	(6.8)%	$225,886	$219,635	$6,251	2.8%

Selling, general and administrative expenses for the three months ended September 30, 2018 decreased compared to the three months ended September 30, 2017 primarily due to decreased employee compensation costs.

Selling, general and administrative expenses for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017 primarily due to net proceeds from a one-time legal settlement received in the second quarter of 2017.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Research and development	$37,541	$42,841	$(5,300)	(12.4)%	$119,546	$128,690	$(9,144)	(7.1)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and nine months ended September 30, 2018 decreased compared to the three and nine months ended September 30, 2017. We experienced reductions in costs for projects that moved into production, partially offset by development projects, primarily at our K5 factory and research and development facility in Korea.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(In thousands, except percentages)
Interest expense, including related party	$19,770	$20,501	$(731)	(3.6)%	$60,908	$65,448	$(4,540)	(6.9)%
Foreign currency (gain) loss, net	1,352	(454)	1,806	>(100)%	(1,045)	8,678	(9,723)	>(100)%
Other (income) expense, net	(37)	3,711	(3,748)	>(100)%	(5,209)	2,472	(7,681)	>(100)%
Total other expense, net	$21,085	$23,758	$(2,673)	(11.3)%	$54,654	$76,598	$(21,944)	(28.6)%

Interest expense decreased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to the redemption of $200 million of our 6.625% Senior Notes due 2021 in July 2017 and the remaining $200 million of these same notes in August 2018. The early repayment of the notes resulted in losses on debt retirement of $0.8 million in the three and nine months ended September 30, 2018 and $4.4 million in the three and nine months ended September 30, 2017, which is included in other (income) expense, net.

The changes in foreign currency (gain) loss, net for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Income tax expense	$14,326	$21,263	$(6,937)	$27,438	$53,404	$(25,966)

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates similar to the U.S. federal and state combined tax rate of approximately 25%. Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. The income tax expense for the nine months ended September 30, 2017 includes the income tax on the gain on the sale of the land and buildings comprising our K1 factory in May 2017.

During the nine months ended September 30, 2018 and 2017, our subsidiaries in Korea, Malaysia, the Philippines and Singapore operated under tax holidays. The tax holiday granted to certain operations in Taiwan and Malaysia expired as of December 31, 2017 and March 31, 2018, respectively. The tax holidays granted to certain operations in the Philippines expire in 2018. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of September 30, 2018, we had cash and cash equivalents of $547.7 million. Included in our cash balance as of September 30, 2018, is $491.1 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.

In July 2018, the senior secured revolving credit facility of Amkor Technology, Inc. was terminated and replaced by a new facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. ("Singapore Revolver"), and guaranteed by Amkor Technology, Inc. The availability for the Singapore Revolver is based on the amount of eligible accounts receivable. As of September 30, 2018, we had availability of $250.0 million under the new first lien senior secured revolving credit facility with no outstanding standby letters of credit. We refer you to Note 13 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information. Our foreign subsidiaries had $269.0 million available to be drawn under secured revolving credit facilities, including the Singapore Revolver, and $4.4 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of September 30, 2018, we had $1,365.6 million of debt. Our scheduled principal repayments on debt include $26.0 million due over the remainder of 2018, $163.2 million due in 2019, $436.3 million due in 2020, $131.3 million due in 2021, $576.4 million due in 2022, and $34.3 million due thereafter. We were in compliance with all debt covenants at September 30, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

In August 2018, we redeemed all $200 million of our 6.625% Senior Notes due 2021. The redemption of the Notes was funded with proceeds from our ¥26.0 billion (US$233.2 million) term loan agreement entered into in July 2018 by J-Devices Corporation and guaranteed by Amkor Technology, Inc. This refinancing is expected to generate net annualized interest savings of approximately $11 million. We refer you to Note 13 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the nine months ended September 30, 2018 and 2017, we sold accounts receivable totaling $622.2 million and $400.4 million, net of discounts and fees of $5.4 million and $2.9 million, respectively.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At September 30, 2018, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2018 capital expenditures to be approximately $600 million. During the nine months ended September 30, 2018, our capital expenditures totaled $478.0 million. Ultimately, the amount of our 2018 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017, was as follows:

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating activities	$427,218	$413,911
Investing activities	(473,270)	(326,025)
Financing activities	594	(126,939)

Operating activities:   Our cash flows provided by operating activities for the nine months ended September 30, 2018, increased by $13.3 million compared to the nine months ended September 30, 2017, primarily due to an increase in our net income, excluding the gain on sale of our K1 factory in the prior year. This increase was partially offset by changes in our net working capital.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which increased compared to the nine months ended September 30, 2017, primarily due to continued investment in our business and expansion of our production facilities. The net cash used in investing activities for the nine months ended September 30, 2017, also included a payment for the acquisition of Nanium and receipt of the remaining proceeds for the sale of the K1 factory in Korea.

Financing activities:   The net cash provided by financing activities for the nine months ended September 30, 2018, was primarily due to net borrowings in Japan, offset by the full redemption of our Senior Notes due 2021. The net cash used in financing activities for the nine months ended September 30, 2017 was primarily driven by the redemption of our Senior Notes due 2021, partially offset by the net borrowings in China and Japan.

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

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$427,218	$413,911
Payments for property, plant and equipment	(478,036)	(413,974)
Proceeds from sale of property, plant and equipment	1,606	133,320
Free cash flow	$(49,212)	$133,257

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2018 - Remaining	2019	2020	2021	2022	Thereafter
	(In thousands)
Total debt	$1,367,518	$25,989	$163,230	$436,288	$131,288	$576,422	$34,301
Scheduled interest payment obligations (1)	200,878	24,043	59,108	45,750	37,455	34,300	222
Purchase obligations (2)	90,419	69,621	8,751	5,110	4,102	1,041	1,794
Operating lease obligations	99,538	6,958	25,712	16,673	12,066	8,715	29,414
Capital lease obligations (3)	18,121	1,451	6,085	3,142	1,832	924	4,687
Severance obligations (4)	141,301	3,697	13,230	11,920	10,765	9,704	91,985
Settlement payments (5)	9,688	9,688	—	—	—	—	—
Total contractual obligations	$1,927,463	$141,447	$276,116	$518,883	$197,508	$631,106	$162,403

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2018, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at September 30, 2018.

(3)	Represents future minimum lease payments including interest payments.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

(5)	Represents settlement payments for patent license litigation. At September 30, 2018, the total current obligation is $9.7 million.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2018, include:

•	$52.9 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$29.4 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the changes to our revenue recognition policies referenced above, there have been no significant changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K during the three months ended September 30, 2018.

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

Foreign Currency Risk

The U.S. dollar is our reporting and functional currency and the functional currency for our subsidiaries, except for J-Devices, where the Japanese Yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. On a limited basis, we use forward contracts to mitigate foreign currency risk of certain monetary liabilities denominated in foreign currencies.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2018 would have been approximately $19 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally related to our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2018, approximately 78% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the nine months ended September 30, 2018, approximately 51% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2018 would have been approximately $88 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $2.7 million and a gain of $11.8 million for the nine months ended September 30, 2018 and 2017, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2018:

	2018 - Remaining	2019	2020	2021	2022	Thereafter	Total	Fair Value
	($ in thousands)
Debt
Fixed rate debt	$14,073	$56,288	$176,288	$56,288	$576,422	$34,301	$913,660	$920,945
Average interest rate	1.2%	1.2%	2.9%	1.2%	5.9%	1.3%	4.5%
Variable rate debt	$11,916	$106,942	$260,000	$75,000	$—	$—	$453,858	$452,693
Average interest rate	0.4%	4.2%	4.4%	4.7%	—%	—%	4.3%
Total debt	$25,989	$163,230	$436,288	$131,288	$576,422	$34,301	$1,367,518	$1,373,638

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2018, our total debt balance was $1,365.6 million, of which $97.6 million was classified as a current liability and $554.5 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $478.0 million during the nine months ended September 30, 2018. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2018 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $141.3 million as of September 30, 2018. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made significant changes to the U.S. tax code. Changes include a reduction of the U.S. federal corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limitations on tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we now expect to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal corporate tax rate of 21%. Our provisional estimates and preliminary view of the impact of the Tax Act are uncertain and may be adjusted in future periods as a result of the ongoing analysis of our tax positions and any new guidance from regulators and other interpretations of the law. Changes to our provisional estimate of the impacts of the Tax Act may be material to income tax expense.

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

As of September 30, 2018, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Executive Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, member of our Board of Directors, and members of the Kim family and affiliates owned approximately 137.6 million shares, or approximately 57%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.3 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 137.9 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	5,425	8.78	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	5,425	$8.78	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2018, we made no common stock purchases, and at September 30, 2018, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.1	7/19/18
10.2	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.2	7/19/18
10.3	Loan and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	8-K		10.3	7/19/18
10.4	Guaranty and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology, Inc., and Bank of America, N.A.	8-K		10.4	7/19/18
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

Date: November 2, 2018