Form 10-K
period 2018-12-31
AMKOR TECHNOLOGY, INC.
filed 2019-02-22
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $872 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2019, was as follows: 239,572,534 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to "J-Devices", "Toshiba" and "Qualcomm" are to J-Devices Corporation, our wholly owned subsidiary in Japan, Toshiba Corporation and Qualcomm Incorporated, respectively. We also refer to our new factory and research and development facility in Incheon, Korea as "K5". Amounts preceded by ¥ are in Japanese yen, and amounts preceded by ₩ are in Korean won. Amkor®, Amkor Technology®, ChipArray®, FusionQuad®, J-DevicesTM, MicroLeadFrame®, TMV®, and SWIFT®, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbol (®and TM) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2019 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the "Tax Act") on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (18) our expected forfeiture rate for outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, (20) interest savings from the redemption of our 6.625% Senior Notes due 2021, (21) the anticipated impact of changes in accounting standards, and (22) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our packaging and test services are designed to meet application and chip specific requirements including the required type of interconnect technology; size; thickness and electrical, mechanical and thermal performance. We provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer back-grind, package design, packaging, system-level and final test and drop shipment services. Our customers use us for one or more of these services.

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

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited; Qualcomm Incorporated and Toshiba Memory Corporation. Our contract foundry customers include: Samsung Electronics Company Limited and Taiwan Semiconductor Manufacturing Company Limited.

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

•
The growth of advanced System-in-Package ("SiP") modules where multiple semiconductor and other electronic components with different functionalities are combined into a single package. The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products. Advanced SiPs are the primary vehicle for package-level integration, which allow customers to combine integrated circuits ("ICs") from different silicon nodes and different foundries.

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

In recent years we have made significant investments in state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With more than 600 employees engaged in research and development and manufacturing process engineering for new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip, wafer-level processing and advanced SiPs. During 2018, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as chips fabricated at 7, 10, 14 and 16 nanometer geometries; advanced SiP products including radio frequency ("RF"), front end modules and micro-electro-mechanical systems ("MEMS") devices; optical sensors and cavity MEMS; advanced Flip Chip with Through Silicon Via ("TSV") Technology and wafer-level Chip Scale Packaging ("CSP") and wafer-level fan-out packages.

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

In particular, we are devoting substantial resources to increasing our sales to Chinese and Taiwanese fabless chip companies which have a significant portion of the mid-tier and entry-level segments of the mobile device market.

A key element of our Greater China strategy is our world-class factory in Shanghai. In 2016, we expanded our clean room space at this facility by nearly 45%, to a total of about 625,000 square feet. Our Shanghai facility serves both international and local customers, with a heavy emphasis on wafer-level packaging, wafer bumping, stacked die packaging and advanced test services.

A portion of our expanded Shanghai facility houses Qualcomm Communication Technologies (Shanghai) Co. Ltd., Qualcomm’s semiconductor test facility. This test center combines Amkor’s extensive test services experience and state-of-the-art cleanroom facilities with Qualcomm's industry leadership in cutting-edge product engineering and development. The co-location of the test center at our Shanghai factory helps to strengthen our close business relationship with a key customer.

Balanced Growth

Revenue growth is a significant objective for Amkor. We strive to grow in a balanced way and avoid over-reliance on any single market or customer. Our goal is to achieve more consistent financial performance through all phases of the business cycle. Our balanced growth strategy has four components, as follows:

•
First, we are increasing our revenue in markets other than smartphones and tablets, such as automotive, which now drives approximately 26% of Amkor's total revenue. Revenue from these markets tends to be more stable, with less pronounced highs and lows from year to year. Sales in these other markets now account for 56% of our overall revenue, up from 47% in 2015, prior to the acquisition of J-Devices.

•
Second, we are expanding our customer base in the smartphone and tablet market, primarily by engaging with fabless companies in Greater China. This allows us to more fully utilize our existing assets and broadens our participation in all tiers of the mobile device market.

•
Third, we continue to focus on share gains in the iOS and high-end Android ecosystems, leveraging our expertise in advanced SiP, MEMS and other advanced packages to expand our content in flagship phones.

•
Finally, we are building and utilizing manufacturing lines which support multiple customers, and increasing factory utilization through more sophisticated planning processes and more intensive efficiency improvement activities.

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets through strategic investments. For example, in 2017 we completed the acquisition of Nanium, S.A. ("Nanium"), a provider of wafer-level fan-out semiconductor packaging solutions. We believe that this acquisition has strengthened our position in the market for wafer-level packaging. In 2015, we completed the acquisition of 100% of J-Devices, our outsourced semiconductor assembly and test ("OSAT") joint venture in Japan. We believe that with this acquisition we are the largest OSAT by revenue for the automotive market, with over $1 billion in automotive-based revenues in 2018.

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

Leading Technology Innovator

We are a leader in developing and deploying advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, molded embedded packages, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require wafer-level CSP, wafer-level fan-out, SWIFT and flip chip interconnect solutions and advanced SiP products.

We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver advanced integrated and modular solutions to market. We are a leader in wafer thinning, micro-bumping, die stacking, hybrid packaging and TSV-based flip chip innovation. We are also a developer of environmentally friendly IC packaging, which involves the elimination of lead and certain other materials.

Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies

Our customers include most of the world’s largest semiconductor companies and over the last five decades, we have developed long-standing relationships with many of these companies. We believe that our production excellence has been a key factor in our success in attracting and retaining customers. We work with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower costs.

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

Integrated circuit design involves the laying out of electronic components, such as transistors, resistors, capacitors and the metallic interconnect of these components, to achieve the desired device functionality. Wafer fabrication is a multiple-step sequence of photolithographic and chemical processing steps during which the ICs are gradually created on semiconductor material, typically a silicon wafer. Individual ICs are generally known as a “chip” or “die”, and a single wafer will contain many die. Wafers are fabricated by two types of companies - IDMs which design and fabricate wafers using their own in-house manufacturing facilities, and contract foundries which manufacture wafers that are designed by fabless companies or other customers.

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

	For the Year Ended December 31,
	2018		2017		2016
	(In millions, except percentage of net sales)
Advanced Products	$2,118	49.1%	$1,966	46.7%	$1,703	43.4%
Mainstream Products	2,198	50.9%	2,241	53.3%	2,225	56.6%
Total net sales	$4,316	100.0%	$4,207	100.0%	$3,928	100.0%

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), utilizing the full retrospective transition method. Unless otherwise indicated, the prior periods presented herein have been revised to reflect this change. For more information, see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Advanced Products

Our Advanced Products include flip chip chip scale packages, wafer-level packages and flip chip ball grid array packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.

Flip Chip Chip Scale Package ("FC CSP") Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. The size advantage provided by CSP technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors such as smartphones, tablets and other mobile consumer electronic devices.

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

•
Wafer-level fan-out packages (also known as low-density fan-out packages) are utilized for ICs where the die surface area is too small to accommodate all of the bond pads. The fan-out package enlarges the bondable surface area by building a border around the die using low-cost molding compound. Wafer-level CSP and wafer-level fan-out are complementary technologies. Customers can choose between the two package types as their die sizes shrink or grow. With the acquisition of Nanium, we became a leader in low-density fan-out technology.

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

Through a process of continuous engineering and customization, we have designed several leadframe package types that are thinner and smaller than traditional leadframe packages and can accommodate more leads on the perimeter of the package. These leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We are developing increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. One of our more successful leadframe package offerings is the MicroLeadFrame family of quad flat no lead packages.

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

Stacked CSP technology enables the stacking of a wide range of different semiconductor devices to deliver high levels of silicon integration and area efficiency. Stacked CSP utilizes high density thin core substrates and advanced materials, along with leading-edge wafer thinning, die attach, and molding capabilities to stack multiple die on a substrate. Stacked CSP is ideal for memory, including NAND and DRAM memory, and mixed signal applications.

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

In 2018, 2017 and 2016, we had net sales of approximately $990 million, $840 million and $770 million, respectively, from our advanced SiP modules which are included in either Advanced Products or Mainstream Products depending upon the interconnect technology used in the module.

End Markets

The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market. All prior periods have been retrospectively recast to conform with current year presentation.

	2018	2017	2016
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smart phones, tablets, handheld devices)	44%	43%	42%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	26%	26%	26%
Computing (data center, infrastructure, PC/laptops, storage)	18%	18%	18%
Consumer (set-top boxes, televisions, connected home, personal electronics, visual imaging)	12%	13%	14%
Total net sales	100%	100%	100%

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

One of our top priorities is developing low-cost packaging solutions for the next generation of mobile devices, which minimize material and processing costs, while maximizing yields and reliability. This development effort is particularly important for customers seeking cost-effective alternatives to further silicon-level integration. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages and wafer-level fan-out (low density) packages are increasingly the preferred package type for many chips used in mobile devices. They provide a very low-profile product at a competitive cost. We are also developing integrated (high density) wafer-level fan-out solutions called SWIFT which enable very thin, very small products by combining application processors, memory, baseband and other peripheral ICs into one packaged module. Through the use of die partitioning and heterogeneous die integration, these sub-system and system modules provide higher functionality at lower cost versus multi-package options.

Our research and development employees are located throughout Asia and in the United States and Portugal. In 2018, we had approximately 600 employees engaged in research and development activities. In 2018, 2017 and 2016, we incurred $157.2 million, $166.6 million and $117.2 million, respectively, of research and development expense. The 2017 increase was primarily due to development and other costs associated with our new K5 factory and research and development facility in Korea.

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

CUSTOMERS

In 2018, we had approximately 275 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 62% of our net sales in 2018. Toshiba accounted for more than 10% of our net sales in 2018.

MATERIALS AND EQUIPMENT

Materials

Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are leadframes, laminate substrates, gold and copper wire, mold compound, epoxy, tubes and trays. The silicon wafer is generally consigned from the customer. We generally do not take ownership of the customer consigned wafer, and title and risk of loss remains with the customer for these materials. Test materials constitute a very small portion of our total test cost. We purchase materials based on customer forecasts, and our customers are generally responsible for any unused materials which we purchased based on such forecasts.

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

The primary equipment used in the testing process includes testers, handlers and probers. Handlers are used to transfer individual or small groups of packaged ICs to a tester. Test equipment is generally a more capital intensive portion of the process and tends to have longer delivery lead times than most types of packaging equipment. We focus our capital expenditures on standardized tester platforms in order to maximize test equipment utilization where possible. In some cases, our customers will consign test equipment to us. In those cases, we operate the equipment on their behalf but do not own it.

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

We are committed to sound and responsible environmental practices in conducting our business. We are an active member of the Responsible Business Alliance (formerly known as the Electronics Industry Citizenship Coalition), the largest industry organization dedicated to supply chain responsibility. We also continuously engage with our customers and suppliers to improve the sustainability of our operations around the world.

COMPETITION

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include ASE Technology Holding Co., Ltd. and Jiangsu Changjiang Electronics Technology Co., Ltd. Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor.

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

EMPLOYEES

In 2018, Amkor had approximately 30,850 full-time employees. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in the Philippines, Singapore, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia and Portugal are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015. In addition, we believe that there is an inventory correction currently underway in the smartphone market in the first quarter of 2019 and that the general semiconductor market is going through a normal cyclical correction. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the revenue growth in our business. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

•
political instability and government shutdowns, civil disturbances or environmental or natural events, such as earthquakes like the recent ones in Japan, that impact our operations, and international events, such as the United Kingdom's vote to leave the European Union;

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

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in the People’s Republic of China, or the PRC, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. For example, STATS ChipPAC was acquired in 2015 by Jiangsu Electronics Technology Co., Ltd., a local PRC company. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd. became sister companies under a new joint holding company, ASE Technology Holding Co. LTD., in April 2018.

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

Guidance - Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows - Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Volatility in customer forecasts and fluctuations in global consumer demand make it particularly difficult to predict future results. Further, providing guidance requires us to make estimates and assumptions about such things as revenue, costs and expenses, which may turn out to be incorrect or change. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, if analysts and investors do not react favorably, or if analysts were to discontinue providing coverage of our company, the trading prices of our securities may be adversely impacted.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2018, our total debt balance was $1,332.3 million, of which $114.6 million was classified as a current liability and $537.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings, or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $547.1 million in 2018. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2019 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

The health of the worldwide banking system and capital markets affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S., foreign or international banking system and capital markets, they may refuse or be unable to fund borrowings under their credit commitments to us. Volatility in the banking system and capital markets, as well as rising interest rates or adverse economic, political and other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.

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

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. In addition, certain of our debt agreements contain, and our future debt agreements may contain, financial covenants and ratios.

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

Our subsidiary in Korea maintains an unfunded severance plan under which we have an accrued liability of $142.1 million as of December 31, 2018. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We assess our internal controls and systems on an ongoing basis, and from time-to-time, we update and make modifications to our global enterprise resource planning system. We have implemented several significant enterprise resource planning modules and expect to implement additional enterprise resource planning modules in the future. In addition, we have implemented new shop floor management systems in certain of our factories. In December 2015, we acquired the operations of J-Devices, and we integrated those operations into our overall internal control over financial reporting. Although we continue to monitor and assess our internal controls for these systems and operations, there is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.

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
We Face Risks in Connection with the Continuing Development and Implementation of Changes to, and Maintenance and Security of, Our Information Technology Systems.

We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time we make additions or changes to our information technology systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices' information technology systems with our existing systems and processes. In addition, in May 2017, we completed our acquisition of Nanium, and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:

•	we may face delays in the design and implementation of the system;

•	the cost of the systems may exceed our plans and expectations and

•
disruptions resulting from the implementation or integration of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.

Our business could be materially and adversely affected if our information technology systems are disrupted or if we are unable to successfully install new systems or improve, upgrade, integrate or expand upon our existing systems.

We Face Risks Trying to Attract, Retain or Replace Qualified Employees to Support Our Operations.

Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. We do not have employment agreements with our key employees, including senior management or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in our efforts to retain or replace key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility and operational consolidations, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:

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
For example, the businesses we have acquired had, at the time of acquisition, multiple systems for managing their own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant resources from other parts of our operations. We may continue to face these challenges in the future. For example, in May 2017, we completed the purchase of Nanium, which we are now integrating with our existing operations. As a result of the risks discussed above, the anticipated benefits of these or other future acquisitions, consolidations and partnering arrangements may not be fully realized, if at all, and these activities could have a material adverse effect on our business, financial condition and results of operations.

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

Rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and many of our customers have implemented initiatives to improve transparency and accountability concerning the supply of these materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with these requirements and customer initiatives, and we may be required to increase our efforts in the future to cover additional materials and geographic areas. These requirements and customer initiatives could affect the pricing, sourcing and availability of materials used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the materials we use in our manufacturing process. If we are unable to meet these requirements and customer initiatives, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 62% of our net sales for the year ended December 31, 2018, and one customer accounted for more than 10% of our consolidated net sales during the period. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

The demand for our services from each customer is directly dependent upon that customer’s financial health, level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer's qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from time to time resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $547.1 million in 2018, $550.9 million in 2017 and $650.0 million in 2016. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

While we completed the initial phase of construction of K5 in December 2016, there can be no assurance regarding when the facility will be fully utilized, or that the actual scope, costs, timeline or benefits of the project will be consistent with our expectations.

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

The Enactment of Recent Tax Reform Could Materially Impact Our Financial Position and Results of Operations

On December 22, 2017, the Tax Act was signed into law. The Tax Act made significant changes to the U.S. tax code. Changes include a reduction of the U.S. federal corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limitations on tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we expected to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal corporate tax rate of 21%. In 2018, we updated our provisional estimate of the impact of the Tax Act, and recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017. Our accounting for the impact of the Tax Act is now complete in accordance with SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). However, there is uncertainty in the application of many aspects of the Tax Act and additional guidance with respect to the Tax Act may affect our estimates and could have a material impact on our income tax expense.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources and may not be successful. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. In the past, we have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including settled legal proceedings described in more detail in Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities or loss of commercial advantage and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

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

There has also been an increase in public attention and industry and customer focus on the materials contained in semiconductor products, the environmental impact of semiconductor operations and the risk of chemical releases from such operations, climate change, sustainability and related environmental concerns. This increased focus on sustainability and the environmental impact of semiconductor operations and products has caused industry groups and customers to impose additional requirements on us and our suppliers, sometimes exceeding regulatory standards. These industry and customer requirements include increased tracking and reporting of greenhouse gas emissions, reductions in waste and wastewater from operations, additional reporting on the materials and components used in the products we manufacture, and the use of renewable energy sources in our factory operations. To comply with these additional requirements, we may need to procure additional equipment or make factory or process changes and our manufacturing costs may increase.

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities, Political Instability, Hostilities, or Other Disruptions.

We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, and Taiwan, which are or could be subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARS or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea or in other regions where we have facilities; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2018, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Executive Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, member of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.6 million shares, or approximately 59%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 142.0 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.

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

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,325,000	—	1,325,000
Japan	1,683,000	329,000	2,012,000
Korea	3,917,000	—	3,917,000
Malaysia (1)	386,000	—	386,000
Philippines (2)	763,000	557,000	1,320,000
Portugal	538,000	—	538,000
Taiwan	1,005,000	—	1,005,000
Total all facilities	9,617,000	886,000	10,503,000

(1)	Land is leased.

(2)	As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.

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

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR”. There were approximately 122 holders of record of our common stock as of February 15, 2019.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, certain of our debt agreements limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1 - October 31	—	$—	—	$91,586,032
November 1 - November 30	5,424	6.61	—	91,586,032
December 1 - December 31	—	—	—	91,586,032
Total	5,424	$6.61	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2017 and 2018, we made no common stock purchases, and at December 31, 2018, approximately $91.6 million was available pursuant to the stock repurchase program.

PERFORMANCE GRAPH (1)

(1)
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2013 through 2018.

	For the Year Ended December 31,
	2013	2014	2015	2016	2017	2018
Amkor Technology, Inc.	$100.00	$115.82	$99.18	$172.10	$163.95	$107.01
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
PHLX Semiconductor	100.00	129.03	120.80	159.29	223.53	203.91

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

The selected financial data as of and for the years ended December 31, 2018 and 2017 and for the year ended December 31, 2016 reflects our adoption of Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). We have not adjusted the selected financial data for any other period or as of any other date presented. See Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2018	2017 (f)	2016 (g)	2015(g)	2014 (e)
	(In thousands, except per share data)
Income Statement Data:
Net sales	$4,316,466	$4,207,031	$3,927,849	$2,884,603	$3,129,440
Gross profit (a)	710,565	761,079	709,891	479,265	552,822
Gain on sale of real estate (b)	—	(108,109)	—	—	—
Operating income	258,144	405,540	308,587	164,839	221,460
Loss on debt retirement (c)	1,512	4,835	—	9,560	757
Income tax expense (d)	56,250	39,791	51,042	28,035	33,845
Equity in earnings of J-Devices (e)	—	—	—	14,016	31,007
Net income (a) (e)	129,565	267,705	178,653	53,893	133,240
Net income attributable to Amkor	127,092	263,550	175,530	51,098	129,739
Net income attributable to Amkor per common share:
Basic	$0.53	$1.10	$0.74	$0.22	$0.56
Diluted	$0.53	$1.10	$0.74	$0.22	$0.55

Other Financial Data:
Depreciation and amortization	$571,961	$581,940	$555,186	$494,200	$464,706
Payments for property, plant and equipment	547,122	550,943	650,038	537,975	681,120

Balance Sheet Data:
Cash and cash equivalents	$681,569	$596,364	$549,518	$523,172	$449,946
Working capital	512,785	325,945	404,035	299,296	497,358
Total assets	4,495,447	4,508,388	4,092,086	4,026,428	3,633,918
Non-current liabilities, including debt	1,481,124	1,470,620	1,683,021	1,790,708	1,803,879
Total Amkor stockholders’ equity	1,830,540	1,696,276	1,383,588	1,200,286	1,114,748

(a)
In January 2015, we reached a resolution to a patent license dispute and entered into a settlement agreement. During 2014 we recorded charges of $75.3 million to cost of sales and $13.7 million to interest expense relating to this patent license dispute.

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

(d)
In 2017, income tax expense includes an estimated net tax benefit of $41.6 million primarily due to the reversal of a valuation allowance on certain U.S. deferred tax assets as a result of the enactment of the Tax Act. In 2018, we recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017.

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

(g)
We increased our investment in J-Devices from 60% to 100% on December 30, 2015 through the exercise of additional options. As a result, our accounting for J-Devices changed from the equity method to the consolidation method effective December 30, 2015. Our balance sheet data as of December 31, 2015 reflects the consolidation of J-Devices. We began consolidating the operating results of J-Devices in 2016. We recognized a net loss of $13.5 million in other (income) expense, net in connection with the acquisition in 2015. The net loss resulted from a loss of $29.6 million related to the release of certain accumulated foreign currency translation adjustments related to J-Devices, offset by a gain of $16.1 million related to the step-up to fair value of our previous investments in J-Devices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goals are sales growth and improved profitability. To achieve these goals, we are focused on generating increased value from our investments in advanced technologies, improving utilization of existing assets, growing in a balanced way and selectively growing our scale and scope through strategic investments.

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers. This is particularly true in the mobile communications market, where growth has outpaced the semiconductor industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Our sales of advanced packages into the automotive market are growing as well, largely due to new, data-intensive applications. The high pin count and performance requirements of these products are driving the use of advanced packages. We believe that our technology leadership and this technology transition create significant growth opportunities for us.

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in May 2017, we acquired Nanium, which we believe has strengthened our position in the market for wafer-level fan-out packaging. In December 2015, we completed the acquisition of J-Devices, the largest provider of outsourced semiconductor assembly and test services in Japan. J-Devices is primarily focused in the automotive, industrial and consumer end markets. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and continue our technological leadership.

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited; Qualcomm Incorporated and Toshiba Memory Corporation. Our contract foundry customers include: Samsung Electronics Company Limited and Taiwan Semiconductor Manufacturing Company Limited.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We believe that there is an inventory correction in the smartphone market currently underway in the first quarter of 2019 and that the general semiconductor market is going through a normal cyclical correction. We cannot predict the timing, strength or duration of any correction, economic slowdown or subsequent economic recovery.

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

2018 Financial Summary

Our net sales increased $109.4 million or 2.6% to $4,316.5 million in 2018 from $4,207.0 million in 2017. The increase was due to higher sales in the communications, computing and automotive end markets.

Gross profit decreased $50.5 million in 2018 compared to 2017, primarily due to changes in the mix of products sold with higher material content during the period.

In 2018, we recorded a $22.3 million discrete income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017.

In 2018, our capital expenditures totaled $547.1 million, or 12.7% of net sales compared to $550.9 million, or 13.1% of net sales in 2017. This spending is due to continued investment in our business and expansion of our production facilities.

Net cash provided by operating activities was $663.4 million for the year ended December 31, 2018, compared to $618.3 million for the year ended December 31, 2017. This increase was primarily due to changes in working capital.

In July 2018, we entered into a ¥26.0 billion term loan agreement and borrowed ¥26.0 billion (US$233.2 million). We used the proceeds from the term loan to repay all of our $200 million of our 6.625% Senior Notes due 2021 in August 2018. This refinancing is expected to generate net annualized interest savings of approximately $11 million.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Materials	38.7%	36.4%	37.1%
Labor	16.1%	15.6%	15.2%
Other manufacturing costs	28.7%	29.9%	29.6%
Gross margin	16.5%	18.1%	18.1%
Operating income	6.0%	9.6%	7.9%
Net income attributable to Amkor	2.9%	6.3%	4.5%

Net Sales

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016
	(In thousands, except percentages)
Net sales	$4,316,466	$4,207,031	$3,927,849	$109,435	2.6%	$279,182	7.1%

The increase in net sales in 2018 compared to 2017 was due to higher sales in the communications, computing and automotive end markets.

The increase in net sales in 2017 compared to 2016 was due to strong demand across all end markets. The mobile communications market was particularly strong due to an increase in our content in flagship smartphones and improved sales with Greater China fabless customers. We also experienced growth in the automotive and computing end markets.

Gross Profit and Gross Margin

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016
	(In thousands, except percentages)
Gross profit	$710,565	$761,079	$709,891	$(50,514)	$51,188
Gross margin	16.5%	18.1%	18.1%	(1.6)%	—%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin, depending upon product mix, utilization and seasonality.

Gross profit and gross margin for 2018 decreased compared to 2017 primarily due to changes in the mix of products sold with higher material content during the period. The decrease was partially offset by the reduction in fixed costs from our 2017 factory consolidation efforts in Japan.

Gross profit and gross margin for 2017 increased compared to 2016, primarily due to the increase in net sales. Manufacturing costs increased due to higher unit volumes, increased employee compensation costs, and our factory consolidation efforts in Japan.

Selling, General and Administrative Expenses

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016
	(In thousands, except percentages)
Selling, general and administrative	$295,239	$297,021	$284,094	$(1,782)	(0.6)%	$12,927	4.6%

Selling, general and administrative expenses decreased in 2018 compared to 2017 primarily due to lower employee compensation costs. Expenses in 2017 included net legal proceeds received from a one-time legal settlement in 2017.

Selling, general and administrative expenses increased in 2017 compared to 2016 primarily due to higher employee compensation costs, partially offset by net legal proceeds received.

Research and Development

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016
	(In thousands, except percentages)
Research and development	$157,182	$166,627	$117,210	$(9,445)	(5.7)%	$49,417	42.2%

Research and development activities are focused on developing new packaging solutions and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of goods sold, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses decreased in 2018 over 2017 due to projects that moved into production, partially offset by new and ongoing development projects.

Research and development expenses increased in 2017 over 2016, due to increases in development activities and the related employee compensation costs and depreciation resulting from continued investments in equipment, primarily associated with our new K5 factory and research and development facility in Korea. The increase was partially offset by projects that moved into production.

Other Income and Expense

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016
	(In thousands, except percentages)
Interest expense, including related party	$78,946	$85,554	$84,637	$(6,608)	(7.7)%	$917	1.1%
Foreign currency (gain) loss, net	1,451	11,823	(3,592)	(10,372)	(87.7)%	15,415	>(100)%
Other (income) expense, net	(8,068)	667	(2,153)	(8,735)	>100%	2,820	>(100)%
Total other expense, net	$72,329	$98,044	$78,892	$(25,715)	(26.2)%	$19,152	24.3%

Interest expense decreased in 2018 compared to 2017, primarily due to the redemption of $200 million of our 6.625% Senior Notes due 2021 in July 2017 and the remaining $200 million of these same notes in August 2018.  The 2018 redemption was funded with proceeds from a term loan with a significantly lower interest rate. We ceased capitalizing interest in connection with the construction of our K5 factory and research and development facility in Korea in the first quarter of 2016, which resulted in an increase in interest expense in 2017. This increase was partially offset by the early redemption of $200 million of our 6.625% Senior Notes due 2021 in July 2017.

We recorded a foreign currency loss, net in 2018 and 2017. The loss in 2017 was primarily due to the unfavorable exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.

In 2016, we recognized net foreign currency gains as a result of favorable exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Other (income) expense, net changed between 2018 and 2017, primarily related to gains in our pension plan and lower debt retirement costs incurred in 2018. The early repayment of the 6.625% Senior Notes due 2021 resulted in losses on debt retirement of $0.8 million in 2018 and $4.4 million in 2017.

Income Tax Expense

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016
	(In thousands, except percentages)
Income tax expense	$56,250	$39,791	$51,042	$16,459	$(11,251)
Effective tax rate	30.3%	12.9%	22.2%

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

The effective tax rate in 2017 includes a net tax benefit of $41.6 million for the provisional estimate of the impact of the Tax Act. The effective tax rate in 2018 includes a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017. The components of the one-time benefit include the release of a valuation allowance against U.S. deferred tax assets that we now expect to realize as a result of changes to the U.S. tax law. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the utilization of net operating loss carryforwards and tax credits. We were also required to remeasure our deferred tax assets based on the new U.S. federal tax rate of 21%.

During 2018, 2017 and 2016, our subsidiaries in Korea, Malaysia, the Philippines, Singapore and Taiwan operated under various tax holidays. The tax holiday granted to certain operations in Taiwan expired as of December 31, 2017. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expired during 2018. As these tax holidays expire, income earned in those jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. As of December 31, 2018, we had cash and cash equivalents of $681.6 million. Included in our cash balance as of December 31, 2018, is $603.0 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes of approximately $25.8 million.

In July 2018, the senior secured revolving credit facility of Amkor Technology, Inc. was terminated and replaced by a new facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. ("the Singapore Revolver"), and guaranteed by Amkor Technology, Inc. The availability for the Singapore Revolver is based on the amount of eligible accounts receivable. As of December 31, 2018, we had availability of $250.0 million under the Singapore Revolver, with no outstanding standby letters of credit. We refer you to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. As of December 31, 2018, our foreign subsidiaries had $299.0 million available to be drawn under secured revolving credit facilities, including the Singapore Revolver, and $70.6 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of December 31, 2018, we had $1,332.3 million of debt. Our scheduled principal repayments on debt include $114.6 million due in 2019, $323.3 million due in 2020, $58.3 million due in 2021, $581.7 million due in 2022, $239.0 million due in 2023 and $17.2 million due thereafter. We were in compliance with all debt covenants at December 31, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

In August 2018, we redeemed all $200 million of our 6.625% Senior Notes due 2021. The redemption of the Notes was funded with proceeds from our ¥26.0 billion (US$233.2 million) term loan agreement entered into in July 2018 by J-Devices Corporation and guaranteed by Amkor Technology, Inc. This refinancing is expected to generate net annualized interest savings of approximately $11 million. We refer you to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the year ended December 31, 2018 and 2017, we sold accounts receivable totaling $873.9 million and $611.2 million, net of discounts and fees of $7.0 million and $4.6 million, respectively.

In order to reduce our debt and future cash interest payments, we may from time to time repurchase or redeem our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise and is subject to the terms of our debt agreements, market conditions and other factors.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At December 31, 2018, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. In 2018, our capital expenditures totaled $547.1 million or approximately 12.7% of net sales.

We expect that our 2019 capital expenditures will be approximately $475 million. Ultimately, the amount of our 2019 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2018 was as follows:

	For the Year Ended December 31
	2018	2017	2016
	(In thousands)
Operating activities	$663,410	$618,267	$729,402
Investing activities	(537,383)	(454,832)	(589,427)
Financing activities	(40,623)	(124,886)	(112,179)

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2018, increased by $45.1 million compared to the year ended December 31, 2017, primarily due to changes in working capital. Our cash flow provided by operating activities for the year ended December 31, 2017, decreased by $111.1 million compared to the year ended December 31, 2016, primarily due to changes in working capital, partially offset by higher sales and gross profit.

Investing activities:  Our cash flow used in investing activities are principally for payments for property, plant and equipment, which was comparable to the prior year. The net cash used in investing activities for the year ended December 31, 2017, also included a payment for the acquisition of Nanium and receipt of the remaining proceeds for the sale of the K1 factory in Korea.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2018 was primarily driven by the full redemption of our 6.625% Senior Notes due 2021 and net repayments in China and Korea, partially offset by the net borrowings in Japan. The net cash used in financing activities during 2017 was primarily driven by the partial redemption of our 6.625% Senior Notes due 2021, partially offset by the net borrowings in China and Japan.

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

	For the Year Ended December 31
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$663,410	$618,267	$729,402
Payments for property, plant and equipment	(547,122)	(550,943)	(650,038)
Proceeds from sale of and insurance recovery for property, plant and equipment	4,212	141,530	60,801
Free cash flow	$120,500	$208,854	$140,165

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Total debt	$1,334,129	$114,579	$323,346	$58,346	$581,723	$238,985	$17,150
Scheduled interest payment obligations (1)	219,898	60,951	52,398	46,786	46,027	11,650	2,086
Purchase obligations (2)	75,061	69,813	1,333	1,075	1,044	776	1,020
Operating lease obligations	120,787	32,461	24,630	17,676	10,942	9,008	26,070
Capital lease obligations (3)	21,412	6,430	4,555	4,748	936	936	3,807
Severance obligations (4)	142,126	13,179	11,939	10,855	9,837	8,945	87,371
Total contractual obligations	$1,913,413	$297,413	$418,201	$139,486	$650,509	$270,300	$137,504

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2018, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at December 31, 2018.

(3)	Represents future minimum lease payments including interest payments.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2018, include:

•	$55.1 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$30.6 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Contingencies

We refer you to Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our contingencies related to litigation and other legal matters.

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

Revenue Recognition.  We recognize revenue, net of sales, use, value-added and other similar taxes, as a performance obligation is satisfied in an amount reflecting the consideration to which we expect to be entitled. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of our revenue is recognized as services are rendered.

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
We recognize revenue over time as services are rendered because our services create or enhance the customer’s wafer. We utilize an input method (cost incurred plus estimated margin) to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. During the period of providing our services, we generally do not control or take ownership of customers' wafers, nor do we include the cost of the wafer in our cost calculations. We believe that a cost-based input method is the most appropriate manner to measure how we satisfy our performance obligations to customers because the effort and costs incurred to package and/or test customer wafers are not linear over the duration of these services.

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

Additionally, we monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. For most of our foreign deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets. We have valuation allowances on select deferred tax assets in certain foreign jurisdictions. In prior years, we maintained a valuation allowance on all of our U.S. net deferred tax assets, including our U.S. net operating loss carryforwards. During the fourth quarter of 2017, we determined it was more likely than not that we will have sufficient taxable income to allow us to realize a substantial portion of our U.S. deferred tax assets. Our evaluation considered, among other factors, the one-time transition tax, the new Global Intangible Low-Taxed Income (“GILTI”) provision, and limitations on the deductibility of interest expense in connection with the Tax Act.

ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, which ended during the fourth quarter of 2018, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

For the year ended December 31, 2017, we reported provisional amounts for the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the quarter ended December 31, 2018 we updated our provisional estimate of the impact of the Tax Act. Our accounting for the impact of the Tax Act is now complete in accordance with SAB 118.

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

Foreign Currency Risk

The U.S. dollar is our reporting and functional currency for our subsidiaries, except for J-Devices, where the Japanese Yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. On a limited basis, we use forward contracts to mitigate foreign currency risk of certain monetary liabilities denominated in foreign currencies.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2018 would have been approximately $17 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally related to our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2018, approximately 78% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the year ended December 31, 2018, approximately 51% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2018, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2018 would have been approximately $117 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $4.9 million and $11.1 million for the years ended December 31, 2018 and 2017, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$58,347	$178,346	$58,346	$578,303	$35,555	$—	$908,897	$905,495
Average interest rate	1.2%	2.9%	1.2%	5.9%	1.3%	—%	4.5%
Variable rate debt	$56,232	$145,000	$—	$3,420	$203,430	$17,150	$425,232	$424,503
Average interest rate	3.6%	4.5%	—%	4.6%	5.4%	4.6%	4.8%
Total debt maturities	$114,579	$323,346	$58,346	$581,723	$238,985	$17,150	$1,334,129	$1,329,998

For information regarding the fair value of our long-term debt, see Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2019

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$4,316,466	$4,207,031	$3,927,849
Cost of sales	3,605,901	3,445,952	3,217,958
Gross profit	710,565	761,079	709,891
Selling, general and administrative	295,239	297,021	284,094
Research and development	157,182	166,627	117,210
Gain on sale of real estate	—	(108,109)	—
Total operating expenses	452,421	355,539	401,304
Operating income	258,144	405,540	308,587
Interest expense	78,946	83,839	79,668
Interest expense, related party	—	1,715	4,969
Other (income) expense, net	(6,617)	12,490	(5,745)
Total other expense, net	72,329	98,044	78,892
Income before taxes	185,815	307,496	229,695
Income tax expense	56,250	39,791	51,042
Net income	129,565	267,705	178,653
Net income attributable to noncontrolling interests	(2,473)	(4,155)	(3,123)
Net income attributable to Amkor	$127,092	$263,550	$175,530
Net income attributable to Amkor per common share:
Basic	$0.53	$1.10	$0.74
Diluted	$0.53	$1.10	$0.74
Shares used in computing per common share amounts:
Basic	239,329	238,937	237,416
Diluted	239,741	239,651	238,034

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$129,565	$267,705	$178,653
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(3,644)	5,165	2,563
Foreign currency translation	4,937	11,092	5,783
Total other comprehensive income (loss)	1,293	16,257	8,346
Comprehensive income	130,858	283,962	186,999
Comprehensive income attributable to noncontrolling interests	(2,473)	(4,155)	(3,123)
Comprehensive income attributable to Amkor	$128,385	$279,807	$183,876

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$681,569	$596,364
Restricted cash	2,589	2,000
Accounts receivable, net of allowances of $677 and $803, respectively	724,456	798,264
Inventories	230,589	213,649
Other current assets	32,005	33,727
Total current assets	1,671,208	1,644,004
Property, plant and equipment, net	2,650,448	2,695,065
Goodwill	25,720	25,036
Restricted cash	3,893	4,487
Other assets	144,178	139,796
Total assets	$4,495,447	$4,508,388

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$114,579	$123,848
Trade accounts payable	530,398	569,085
Capital expenditures payable	255,237	294,258
Accrued expenses	258,209	330,868
Total current liabilities	1,158,423	1,318,059
Long-term debt	1,217,732	1,240,581
Pension and severance obligations	184,321	182,216
Other non-current liabilities	79,071	47,823
Total liabilities	2,639,547	2,788,679
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 285,352 and 285,129 shares issued, and 239,385 and 239,184 shares outstanding, respectively	285	285
Additional paid-in capital	1,909,425	1,903,357
Retained earnings (accumulated deficit)	113,189	(13,903)
Accumulated other comprehensive income (loss)	23,812	22,519
Treasury stock, at cost, 45,967 and 45,945 shares, respectively	(216,171)	(215,982)
Total Amkor stockholders’ equity	1,830,540	1,696,276
Noncontrolling interests in subsidiaries	25,360	23,433
Total equity	1,855,900	1,719,709
Total liabilities and equity	$4,495,447	$4,508,388

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2015	282,724	$283	$1,883,592	$(467,747)	$(2,084)	(45,719)	$(213,758)	$1,200,286	$17,250	$1,217,536
Cumulative effect adjustment from standard adoption	—	—	—	14,764	—	—	—	14,764	—	14,764
Net income	—	—	—	175,530	—	—	—	175,530	3,123	178,653
Other comprehensive income (loss)	—	—	—	—	8,346	—	—	8,346	—	8,346
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(95)	(732)	(732)	—	(732)
Issuance of stock through share-based compensation plans	1,755	1	8,246	—	—	—	—	8,247	—	8,247
Share-based compensation	—	—	3,251	—	—	—	—	3,251	—	3,251
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(548)	(548)
Balance at December 31, 2016	284,479	$284	$1,895,089	$(277,453)	$6,262	(45,814)	$(214,490)	$1,409,692	$19,825	$1,429,517
Net income	—	—	—	263,550	—	—	—	263,550	4,155	267,705
Other comprehensive income (loss)	—	—	—	—	16,257	—	—	16,257	—	16,257
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(131)	(1,492)	(1,492)	—	(1,492)
Issuance of stock through share-based compensation plans	650	1	3,123	—	—	—	—	3,124	—	3,124
Share-based compensation	—	—	5,145	—	—	—	—	5,145	—	5,145
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(547)	(547)
Balance at December 31, 2017	285,129	$285	$1,903,357	$(13,903)	$22,519	(45,945)	$(215,982)	$1,696,276	$23,433	$1,719,709
Net income	—	—	—	127,092	—	—	—	127,092	2,473	129,565
Other comprehensive income (loss)	—	—	—	—	1,293	—	—	1,293	—	1,293
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(22)	(189)	(189)	—	(189)
Issuance of stock through share-based compensation plans	223	—	1,050	—	—	—	—	1,050	—	1,050
Share-based compensation	—	—	5,018	—	—	—	—	5,018	—	5,018
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(546)	(546)
Balance at December 31, 2018	285,352	$285	$1,909,425	$113,189	$23,812	(45,967)	$(216,171)	$1,830,540	$25,360	$1,855,900

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$129,565	$267,705	$178,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571,961	581,940	555,186
Gain on sale of real estate	—	(108,109)	—
Amortization of deferred debt issuance costs and premiums	1,120	1,235	1,403
Deferred income taxes	(13,110)	(42,189)	1,443
Loss on debt retirement	1,512	4,835	—
Loss (gain) on disposal of fixed assets, net	5,310	(2,648)	1,390
Share-based compensation	5,018	5,145	3,251
Proceeds from insurance recovery for property, plant and equipment	(1,371)	—	(15,166)
Other, net	3,929	(8,143)	2,858
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	80,571	(133,814)	(55,184)
Inventories	(16,310)	(36,307)	(8,623)
Other current assets	4,329	(2,473)	1,124
Other assets	1,986	(458)	1,037
Trade accounts payable	(43,490)	67,574	48,581
Accrued expenses	(78,136)	29,424	48,159
Pension and severance obligations	(4,653)	23,881	1,625
Other non-current liabilities	15,179	(29,331)	(36,335)
Net cash provided by operating activities	663,410	618,267	729,402
Cash flows from investing activities:
Payments for property, plant and equipment	(547,122)	(550,943)	(650,038)
Proceeds from sale of property, plant and equipment	2,841	141,530	45,635
Proceeds from insurance recovery for property, plant and equipment	1,371	—	15,166
Acquisition of business, net of cash acquired	—	(43,771)	—
Other investing activities	5,527	(1,648)	(190)
Net cash used in investing activities	(537,383)	(454,832)	(589,427)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	75,000	125,000
Payments of revolving credit facilities	(75,000)	—	(255,000)
Proceeds from short-term debt	23,341	77,781	49,131
Payments of short-term debt	(46,631)	(70,236)	(49,500)
Proceeds from issuance of long-term debt	596,226	223,976	46,000
Payments of long-term debt	(535,738)	(405,269)	(32,078)
Payments of long-term debt, related party	—	(17,837)	—
Payments of capital lease obligations	(3,930)	(5,340)	(2,543)
Payment of deferred consideration for purchase of facility	—	(3,890)	—
Proceeds from issuance of stock through share-based compensation plans	1,050	3,124	8,247
Other financing activities	59	(2,195)	(1,436)
Net cash used in financing activities	(40,623)	(124,886)	(112,179)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(204)	8,807	351
Net increase in cash, cash equivalents and restricted cash	85,200	47,356	28,147
Cash, cash equivalents and restricted cash, beginning of period	602,851	555,495	527,348
Cash, cash equivalents and restricted cash, end of period	$688,051	$602,851	$555,495
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77,575	$83,808	$86,777
Income taxes	63,080	61,878	32,174
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	256,070	294,912	146,080
Equipment acquired through capital lease	17,163	929	6,358
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

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method as discussed in Note 2. All amounts and disclosures set forth in this Form 10-K reflect these changes as of the applicable dates and for the applicable periods. On May 22, 2017, we completed the purchase of Nanium, S.A. ("Nanium"). Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition (Note 3). Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2018, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $17.0 million and $0.2 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2018, 2017 or 2016. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

A significant portion of our revenues is concentrated with a small group of customers (Note 16). The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2018, our cash and cash equivalents were maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

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

Revenue Recognition

We recognize revenue, net of sales, use, value-added and other similar taxes, as a performance obligation is satisfied in an amount reflecting the consideration to which we expect to be entitled. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of our revenue is recognized as services are rendered.

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
We recognize revenue over time as services are rendered because our services create or enhance the customer’s wafer. We utilize an input method (cost incurred plus estimated margin) to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. During the period of providing our services, we generally do not control or take ownership of customers' wafers, nor do we include the cost of the wafer in our cost calculations. We believe that a cost-based input method is the most appropriate manner to measure how we satisfy our performance obligations to customers because the effort and costs incurred to package and/or test customer wafers are not linear over the duration of these services.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Shipping and handling costs are accounted for as a cost to fulfill our performance obligations to customers. Accordingly, we record customer payments of shipping and handling costs as a component of net sales, and the costs incurred for shipping and handling are then charged to cost of sales.

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2018 and 2017 were $89.3 million and $101.9 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

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

ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, which ended during the fourth quarter of 2018, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

For the year ended December 31, 2017, we reported provisional amounts for the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the quarter ended December 31, 2018, we updated our provisional estimate of the impact of the Tax Act. Our accounting for the impact of the Tax Act is now complete in accordance with SAB 118.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Effective January 1, 2018, we adopted the requirements of Topic 606 using the full retrospective transition method. The new standard resulted in a change to the timing of revenue recognition, whereby revenue is recognized "over time" as services are performed rather than at a "point in time," generally upon shipment. The new standard also resulted in an increase in accounts receivables, net and a related decrease in inventories and deferred revenues. In accordance with Topic 606, we applied the following principles in connection with the adoption of the new standard:

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

•	We exclude sales, use, value-added and similar taxes from the transaction price, without performing a jurisdiction-by-jurisdiction assessment.

The adoption of the standard impacted our previously reported results as follows:

	For the Year Ended December 31, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$4,186,497	$20,534	$4,207,031
Cost of sales	3,429,224	16,728	3,445,952
Gross Profit	757,273	3,806	761,079
Income tax expense	38,982	809	39,791
Net income	264,888	2,817	267,705
Net income attributable to Amkor	260,706	2,844	263,550
Net income attributable to Amkor per common share - diluted	1.09	0.01	1.10

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2016
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands, except per share data)
Income Statement:
Net sales	$3,893,635	$34,214	$3,927,849
Cost of sales	3,198,158	19,800	3,217,958
Gross Profit	695,477	14,414	709,891
Income tax expense	47,853	3,189	51,042
Net income	167,304	11,349	178,653
Net income attributable to Amkor	164,190	11,340	175,530
Net income attributable to Amkor per common share - diluted	0.69	0.05	0.74

	December 31, 2017
	As Previously Reported	New Accounting Pronouncement Adjustment	As Adjusted
	(In thousands)
Balance Sheet:
Accounts receivable, net	$692,287	$105,977	$798,264
Inventories	326,492	(112,843)	213,649
Other assets	146,051	(6,255)	139,796
Accrued expenses	374,598	(43,730)	330,868
Other non-current liabilities	46,144	1,679	47,823
Accumulated deficit (1)	(42,851)	28,948	(13,903)

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that the service cost component of net periodic pension costs be presented in the same line item as other compensation costs and all other components of net periodic pension costs be presented in the statement of income as nonoperating expenses. ASU 2017-07 is effective for reporting periods beginning after December 15, 2017 and applied retrospectively. We adopted ASU 2017-07 on January 1, 2018 and estimated the impact on the prior comparative period information presented in the consolidated financial statements applying the principles permitted by the standard. For the years ended December 31, 2017 and 2016, the retrospective application resulted in a $0.6 million and $0.1 million reclassification of pension costs from operating income to other (income) expense, net in the Consolidated Statements of Income for the respective periods. Refer to Note 12 for additional information.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Recently Issued Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended and clarified. ASU 2016-02 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 and requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. Early adoption is permitted. We plan to adopt this standard in the first quarter of the fiscal year ending December 31, 2019 using the alternative transition method with the effective date as of January 1, 2019. We are in the process of finalizing the impact that this new standard will have on our financial statements and disclosures. We expect the adoption will result in a significant portion of the Company's discounted present value of future minimum operating lease obligations to be included on our Consolidated Balance Sheets (Note 15). We do not expect it to have a material impact on our Consolidated Statements of Income.

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

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the years ended December 31, 2018, 2017 and 2016, we recognized share-based compensation attributable to stock options and restricted shares of $5.0 million, $5.1 million and $3.3 million, respectively, primarily in selling, general and administrative expenses. The corresponding deferred income tax benefits for stock options or restricted shares is $1.0 million and $2.4 million for 2018 and 2017, respectively. There were no deferred income tax benefits for 2016.

Equity Incentive Plan

Second Amended and Restated 2007 Equity Incentive Plan.  The Second Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The 2007 Plan is effective through 2027 and can be terminated at the discretion of the Board of Directors. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan and at December 31, 2018 there were 7.8 million shares available for grant.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes our stock option activity for the year ended December 31, 2018:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2017	4,752	$8.86
Granted	474	9.40
Exercised	(148)	7.10
Forfeited or expired	(335)	11.40
Outstanding at December 31, 2018	4,743	$8.79	7.07	$1,443
Fully vested at December 31, 2018 and expected to vest thereafter	4,673	$8.77	7.05	$1,443
Exercisable at December 31, 2018	2,634	$8.06	6.05	$1,423

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Year Ended December 31,
	2018	2017	2016
Expected life (in years)	6.0	5.7	6.5
Risk-free interest rate	2.7%	1.9%	1.5%
Volatility	42%	43%	48%
Dividend yield	—	—	—
Weighted-average grant date fair value per option granted	$4.17	$4.24	$2.89

Total unrecognized compensation expense from stock options was $7.5 million as of December 31, 2018, which is expected to be recognized over a weighted-average period of approximately 2.2 years beginning January 1, 2019.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our restricted share activity for the year ended December 31, 2018:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	188	$10.15
Awards granted	35	8.56
Awards vested	(76)	10.43
Awards forfeited	—	—
Non-vested at December 31, 2018	147	9.63

Total unrecognized compensation cost from restricted shares was $1.1 million as of December 31, 2018, which is expected to be recognized over a weighted-average period of approximately 1.8 years beginning January 1, 2019.

5.	Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest income	$(4,133)	$(3,215)	$(1,326)
Foreign currency (gain) loss, net	1,451	11,823	(3,592)
Loss on debt retirement	1,512	4,835	—
Other (income) expense, net	(5,447)	(953)	(827)
Total other (income) expense, net	$(6,617)	$12,490	$(5,745)

6.	Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the corporate tax rate from 35% to 21%, included a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017 and limited tax deductions for periods beginning January 1, 2018. In 2017, we recognized a $41.6 million net benefit consisting of the one-time transition tax net of tax credits generated, remeasurement of deferred taxes, and the release of valuation allowance against U.S. deferred tax assets for the provisional estimate of the impact of the Tax Act. During the quarter ended December 31, 2018, we adjusted our provisional estimate of the impact of the Tax Act, primarily in connection with clarifications provided in proposed foreign tax credit regulations issued during 2018, resulting in an income tax expense in the quarter of $22.3 million. Our accounting for the impact of the Tax Act is now complete in accordance with SEC staff issued SAB No. 118.

Geographic sources of income (loss) before taxes and equity in earnings of unconsolidated affiliate are as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$5,535	$26,040	$(10,880)
Foreign	180,280	281,456	240,575
Income before taxes	$185,815	$307,496	$229,695

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$22,003	$—	$—
State	39	11	22
Foreign	47,318	81,969	49,577
	69,360	81,980	49,599
Deferred:
Federal	5,468	(34,787)	—
State	2,993	(4,072)	—
Foreign	(21,571)	(3,330)	1,443
	(13,110)	(42,189)	1,443
Income tax expense	$56,250	$39,791	$51,042

The reconciliation between the U.S. federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 and our income tax expense is as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
U.S. federal statutory income tax rate	$39,021	$107,623	$80,393
State taxes, net of federal benefit	1,677	2,624	850
Foreign income taxed at different rates	6,741	(50,243)	(19,279)
Foreign exchange (loss) gain	(3,797)	29,756	(1,127)
Change in valuation allowance	(12,662)	(6,763)	(7,903)
Adjustments related to prior years	267	3,329	(2,648)
U.S. tax reform (the Tax Act)	22,284	(41,554)	—
Income tax credits generated	(18,106)	(7,296)	(40,301)
Repatriation of foreign earnings and profits	387	719	25,604
Expiration of net operating losses and credits	19,462	166	15,092
Other	976	1,430	361
Income tax expense	$56,250	$39,791	$51,042

The change in valuation allowance for 2018, 2017 and 2016, excluding the impact of the Tax Act, is primarily the result of changes in net operating loss and tax credit carryforwards for which no tax expense or benefit has been recognized. Prior to 2018, the benefit of foreign income taxed at different rates increased as foreign income before tax has increased. The decrease in the U.S. federal statutory income tax rate to 21% in 2018 has reduced the impact of foreign income taxed at different rates than the U.S. rate.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,207	$53,130
Income tax credits	107,532	23,998
Property, plant and equipment	38,050	35,479
Deferred interest expense	5,415	—
Accrued liabilities	68,402	68,091
Receivable	31,729	32,719
Unrealized foreign exchange loss	1,410	1,924
Other	14,545	12,682
Total deferred tax assets	280,290	228,023
Valuation allowance	(118,560)	(83,251)
Total deferred tax assets net of valuation allowance	161,730	144,772
Deferred tax liabilities:
Property, plant and equipment	14,605	15,754
Deferred gain	11,651	939
Unrealized foreign exchange gain	1,695	8,383
Unbilled receivables	9,515	8,217
Other	5,805	4,566
Total deferred tax liabilities	43,271	37,859
Net deferred tax assets	$118,459	$106,913
Recognized as:
Other assets	118,697	111,353
Other non-current liabilities	(238)	(4,440)
Total	$118,459	$106,913

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2018	2017
	(In thousands)
Valuation allowance:
U.S.	$77,580	$43,719
Foreign	40,980	39,532
Total valuation allowance	$118,560	$83,251

The use of our federal net operating loss carryforward to offset the one-time transition tax required by the Tax Act resulted in a reduction in deferred tax assets for net operating loss carryforwards and created deferred tax assets for foreign income tax credit carryforwards. The increase in our valuation allowance includes the estimate of the portion of our foreign tax credit carryforwards generated in connection with the one-time transition tax included in the Tax Act projected to expire unused.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Malaysia, the Philippines, Singapore and Taiwan was subject to reduced income tax rates and, in some cases, was exempt from income taxes. We recognized $1.9 million, $6.2 million and $5.6 million in tax benefits as a result of the tax holidays in 2018, 2017 and 2016, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.01, $0.03 and $0.02 for 2018, 2017 and 2016, respectively.

Our net operating loss carryforwards (“NOLs”) are as follows:

	December 31,
	2018	2017	Expiration
	(In thousands)
U.S. Federal NOLs	$25,272	$220,445	2021-2024
U.S. State NOLs	108,011	121,095	2019-2036
Foreign NOLs	10,686	2,967	2019-2028

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign net operating loss carryforwards, we consider it more likely than not that we will not have sufficient taxable income to allow us to realize these deferred tax assets.

At December 31, 2017, a portion of our U.S. federal net operating loss carryforward was reserved with a valuation allowance due to an estimate of the net operating loss carryforward not expected to be realized. At December 31, 2018, a portion of our remaining U.S. federal net operating loss carryforward was reserved with a valuation allowance due to ownership change limitations from a prior year acquisition as well as certain state net operating loss carryforwards expected to expire unused.

Our tax credit carryforwards are as follows:

	December 31,
	2018	2017	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$84,056	$12,637	2026-2027
U.S. Other Tax Credits	1,117	7,104	2026-2038
Foreign Tax Credits	22,359	4,257	2019-2028

At December 31, 2018, a portion of our U.S. foreign tax credit carryforward was reserved with a valuation allowance for the amount expected to expire unused.

As a result of the deemed repatriation provision of the Tax Act, U.S. income taxes have been provided on approximately $1.1 billion of the undistributed earnings of our foreign subsidiaries at December 31, 2017.  The income tax expense from the deemed repatriation was offset by net operating loss carryforwards and income tax credits resulting in a transition tax payable of $21.8 million. Under an election of the Tax Act, the remaining transition tax is payable over eight years beginning with tax year 2017, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. We estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $91.8 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2012-2018. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. Current examinations include our 2012 and 2013 Philippine income tax returns, and 2014-2016 Singapore tax returns.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$27,211	$23,149	$23,332
Additions based on tax positions related to the current year	401	1,419	1,822
Additions for tax positions of prior years	636	2,661	689
Reductions for tax positions of prior years	(2,958)	(1)	(2,589)
Reductions from lapse of statutes of limitations	(22)	(17)	(105)
Balance at December 31	$25,268	$27,211	$23,149

The net decrease in our unrecognized tax benefits was $1.9 million from December 31, 2017 to December 31, 2018. The decrease was primarily related to the closure of an audit. At December 31, 2018, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized. It is reasonably possible that unrecognized tax benefits related to entity classification and withholding taxes will decrease by up to $2.9 million due to the lapse of statutes of limitations in foreign jurisdictions.

The liability related to our unrecognized tax benefits is $25.3 million as of December 31, 2018 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets. The balance of accrued and unpaid interest and penalties is $5.3 million as of December 31, 2018 and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income available to Amkor common stockholders	$127,092	$263,550	$175,530

Weighted-average shares outstanding — basic	239,329	238,937	237,416
Effect of dilutive securities:
Stock options and restricted share awards	412	714	618
Weighted-average shares outstanding — diluted	239,741	239,651	238,034
Net income attributable to Amkor per common share:
Basic	$0.53	$1.10	$0.74
Diluted	0.53	1.10	0.74

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Stock options and restricted share awards	3,662	3,445	1,135

8.	Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2018 and 2017, we sold accounts receivable totaling $873.9 million and $611.2 million, net of discounts and fees of $7.0 million and $4.6 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
	(In thousands)
Land	$222,884	$224,894
Land use rights	26,845	26,845
Buildings and improvements	1,523,065	1,384,846
Machinery and equipment	5,196,930	4,926,432
Capital lease machinery and equipment	25,874	11,859
Software and computer equipment	213,440	200,500
Furniture, fixtures and other equipment	17,204	15,722
Construction in progress	44,381	104,910
Total property, plant and equipment	7,270,623	6,896,008
Less accumulated depreciation and amortization	(4,620,175)	(4,200,943)
Total property, plant and equipment, net	$2,650,448	$2,695,065

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation expense	$570,304	$580,172	$552,989

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
	(In thousands)
Payroll and benefits	$124,943	$134,785
Income taxes payable	38,567	56,664
Deferred revenue and customer advances	16,736	14,740
Accrued severance plan obligations (Note 12)	13,179	15,190
Accrued interest	10,302	11,873
Accrued settlement costs	—	37,783
Other accrued expenses	54,482	59,833
Total accrued expenses	$258,209	$330,868

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11.	Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2018	2017
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due June 2021 (1)	$—	$200,000
6.375% Senior notes, due October 2022	524,971	524,971
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due September 2018 (2)	—	75,000
$30 million revolving credit facility, LIBOR plus the applicable bank rate, due October 2019 (3)	—	—
Term loan, LIBOR plus 2.70%, due December 2019	—	55,000
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020 (2)	—	150,000
Term loan, fixed rate at 3.70%, due May 2020	120,000	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (4)	125,000	86,000
Term loan, LIBOR plus 2.56%, due December 2023 (2)	200,000	—
Term loan, applicable bank rate plus 1.98%, due December 2028 (4)	24,000	—
J-Devices Corporation:
Short-term term loans, variable rate (5)	8,232	30,455
Term loans, fixed rate at 0.53%, due April 2018	—	6,744
Term loan, fixed rate at 0.86%, due June 2022	31,908	39,933
Term loan, fixed rate at 0.60%, due July 2022	6,838	8,430
Term loan, fixed rate at 1.30%, due July 2023 (1)	225,180	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (6)	—	—
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020 (Taiwan) (7)	20,000	20,000
Term loan, LIBOR plus 1.80%, due December 2019 (China)	48,000	49,000
	1,334,129	1,365,533
Less: Unamortized premium and deferred debt costs, net	(1,818)	(1,104)
Less: Short-term borrowings and current portion of long-term debt	(114,579)	(123,848)
Long-term debt	$1,217,732	$1,240,581

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(1)
In August 2018, we redeemed all $200 million of our 6.625% Senior Notes due 2021 ("Notes"). In accordance with the terms of the indenture governing the Notes, the redemption price was 100% of the principal amount of the Notes, plus accrued and unpaid interest. We recorded a $0.8 million charge for the write-off of the associated unamortized debt issuance costs.  The redemption of the Notes was funded with proceeds from our ¥26.0 billion ($233.2 million) term loan agreement entered into in July 2018 by J-Devices Corporation and guaranteed by Amkor Technology, Inc. Principal is payable in quarterly installments.

(2)
In June 2018, we extended our $75.0 million credit facility from June 2018 to September 2018 and in September 2018, we replaced it with a $75.0 million term loan due September 2021 at LIBOR plus 2.34%.

In December 2018, we entered into a $200.0 million term loan agreement to repay this $75.0 million term loan. The remaining proceeds along with cash on hand were used to repay the $141 million outstanding term loan due May 2020. Principal of the new term loan is payable at maturity date of December 2023.

(3)
In October 2018, we entered into a revolving credit facility agreement with availability of $30.0 million. Principal will be payable at the maturity date of October 2019. As of December 31, 2018, $30.0 million was available to be drawn.

(4)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity in June 2020. Interest is payable quarterly in arrears. In the second quarter of 2018, we borrowed the remaining $64.0 million available under the term loan due June 2020 and repaid $55 million of the term loan due December 2019 and $9 million of the term loan due May 2020.

In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. We borrowed $24.0 million of this new term loan and used the proceeds along with $1.0 million cash on hand to repay part of the term loan due June 2020. Principal of the new term loan is payable in semiannual installments beginning June 2022 and ending at maturity date of December 2028. As of December 31, 2018, $66.0 million was available to be drawn. In February 2019, we borrowed an additional $30.0 million of this new term loan and used the proceeds to repay $29.0 million of the term loan due June 2020.

(5)	We entered into various short-term loans which mature semiannually. Principal is payable in monthly installments. As of December 31, 2018, $4.6 million was available to be drawn.

(6)
In July 2018, the senior secured revolving credit facility of Amkor Technology, Inc. was terminated and replaced by a new facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., and guaranteed by Amkor Technology, Inc. We recorded a $0.4 million charge for the write-off of the associated unamortized debt issuance costs relating to the terminated credit facility. The availability for the new revolving credit facility is based on the amount of eligible accounts receivable. As of December 31, 2018, we had availability of $250.0 million under the new senior secured revolving credit facility with no outstanding standby letters of credit.

(7)	In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. As of December 31, 2018, $19.0 million was available to be drawn.
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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2018	2017
Amkor Technology Korea, Inc.:
$75 million revolving credit facility, foreign currency funding-linked base rate plus 1.60%, due September 2018	—	4.01%
$30 million revolving credit facility, LIBOR plus the applicable bank rate, due October 2019	—	—
Term loan, LIBOR plus 2.70%, due December 2019	—	4.02%
Term loan, foreign currency funding-linked base rate plus 1.32%, due May 2020	—	4.06%
Term Loan, fund floating rate plus 1.60%, due June 2020	4.49%	3.29%
Term loan, LIBOR plus 2.56%, due December 2023	5.38%	—
Term loan, applicable bank rate plus 1.98%, due December 2028	4.64%	—
J-Devices Corporation:
Short-term term loans, variable rate	0.24%	0.22%
Amkor Technology Singapore Holdings Pte, Ltd.:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023	—	—
Amkor Technology Taiwan Ltd.:
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020	4.26%	3.18%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.80%, due December 2019	4.22%	3.16%

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative, negative and financial covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at December 31, 2018 and 2017.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2019	$114,579
2020	323,346
2021	58,346
2022	581,723
2023	238,985
Thereafter	17,150
Total debt	$1,334,129

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

12.Pension and Severance Plans

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

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$153,920	$136,396	$143,151
Provision of severance benefits	1,939	11,714	6,746
Severance payments	(7,611)	(11,787)	(9,429)
Foreign currency (gain) loss	(5,950)	17,597	(4,072)
Balance at December 31	142,298	153,920	136,396
Payments remaining with the National Pension Fund	(172)	(185)	(182)
Total accrued severance plan obligations at December 31	142,126	153,735	136,214
Less current portion of accrued severance plan obligations (Note 10)	13,179	15,190	14,053
Non-current portion of accrued severance plan obligations	$128,947	$138,545	$122,161

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2018 and 2017:

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31,
	2018	2017
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$158,466	$131,416
Service cost	32,913	33,823
Interest cost	4,867	4,067
Benefits paid	(6,137)	(15,183)
Actuarial (gain) loss	(5,991)	(1,387)
Effects of curtailment	—	573
Settlement	(5,055)	(2,496)
Foreign exchange (gain) loss	(3,351)	7,653
Projected benefit obligation at December 31	175,712	158,466
Change in plan assets:
Fair value of plan assets at January 1	115,725	91,471
Actual gain (loss) on plan assets	(4,210)	8,559
Employer contributions	26,899	28,073
Settlement	(5,055)	(2,496)
Benefits paid	(6,137)	(15,183)
Foreign exchange gain (loss)	(3,852)	5,301
Fair value of plan assets at December 31	123,370	115,725
Funded status of the Plans at December 31	$(52,342)	$(42,741)

	December 31,
	2018	2017
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$2,740	$656
Accrued benefit liability (included in pension and severance obligations)	(55,082)	(43,397)
Net amount recognized at year end	$(52,342)	$(42,741)

The accumulated benefit obligation as of December 31, 2018 and 2017 was $132.9 million and $113.6 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2016	$582	$556	$1,138
Amortization included in net periodic pension cost	21	69	90
Net gain (loss) arising during period	—	5,075	5,075
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	21	5,144	5,165
Balance at December 31, 2017	603	5,700	6,303
Amortization and settlement gain included in net periodic pension cost	(1)	(1,735)	(1,736)
Net gain (loss) arising during period	—	(1,908)	(1,908)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	(1)	(3,643)	(3,644)
Balance at December 31, 2018	$602	$2,057	$2,659
Estimated amortization of cost to be included in 2019 net periodic pension cost	$—	$(374)	$(374)

Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2018	2017
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$135,967	$119,708
Aggregate fair value of plan assets	80,885	76,313
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	63,274	53,720
Aggregate fair value of plan assets	20,094	18,970

The following table summarizes total pension expense:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$32,913	$33,823	$33,854
Interest cost	4,867	4,067	3,641
Expected return on plan assets	(5,640)	(4,537)	(3,788)
Amortization of prior service cost	6	30	35
Recognized actuarial (gain) loss	(147)	84	94
Net periodic pension cost	31,999	33,467	33,836
Curtailment loss	—	574	—
Settlement (gain) loss	(1,639)	383	128
Total pension expense	$30,360	$34,424	$33,964

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2018	2017	2016
Discount rate for determining net periodic pension cost	3.2%	3.1%	3.3%
Discount rate for determining benefit obligations at December 31	3.1%	3.2%	3.1%
Rate of compensation increase for determining net periodic pension cost	3.8%	3.8%	3.9%
Rate of compensation increase for determining benefit obligations at December 31	3.6%	3.8%	3.8%
Expected rate of return on plan assets for determining net periodic pension cost	4.9%	4.9%	5.0%

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

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	60%	37%	3%
Korea defined benefit plan	40%	50%	10%
Philippine defined benefit plan	33%	63%	4%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 14, is as follows:

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents (Level 1)	$6,640	$1,098
Equity securities
U.S. securities (Level 1)	15,069	16,854
Foreign securities (Level 1)	10,162	16,826
Foreign mutual funds (Level 1)	25,236	22,193
	50,467	55,873
Debt securities
U.S. government bonds (Level 1)	—	2,188
U.S. government bonds (Level 2)	1,039	830
U.S. corporate bonds (Level 1)	—	2,144
U.S. corporate bonds (Level 2)	29	5
Foreign government bonds (Level 1)	4,427	5,211
Foreign government bonds (Level 2)	9,545	6,270
Foreign corporate bonds (Level 1)	5,713	520
Foreign corporate bonds (Level 2)	1,951	3,058
Foreign treasury notes (Level 1)	2,587	4,686
Foreign mutual funds (Level 1)	11,188	8,787
	36,479	33,699
Foreign guaranteed investment contracts (Level 2)	18,120	14,138
Taiwan retirement fund (Level 1)	10,451	10,094
Other (Level 1)	680	584
Other (Level 2)	533	239
Total fair value of pension plan assets	$123,370	$115,725

The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $23 million during 2019. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2019	$7,922
2020	10,369
2021	12,229
2022	14,979
2023	16,341
2024 to 2028	129,703

Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $12.2 million, $10.4 million and $8.8 million for 2018, 2017 and 2016, respectively.

13.	Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Balance at December 31, 2016	$1,138	$5,124	$6,262
Other comprehensive income (loss) before reclassifications	5,075	11,092	16,167
Amounts reclassified from accumulated other comprehensive income (loss)	90	—	90
Other comprehensive income (loss)	5,165	11,092	16,257
Balance at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	(1,908)	4,937	3,029
Amounts reclassified from accumulated other comprehensive income (loss)	(1,736)	—	(1,736)
Other comprehensive income (loss)	(3,644)	4,937	1,293
Balance at December 31, 2018	$2,659	$21,153	$23,812

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net.

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

Recurring fair value measurements consist of the following:

	December 31,
	2018	2017
	(In thousands)
Cash equivalent money market funds (Level 1)	$74,407	$121,627
Restricted cash money market funds (Level 1)	2,589	2,000

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$526,131	$524,978	$745,943	$723,867
Revolving credit facilities and term loans (Level 2)	803,867	807,333	639,689	640,562
Total financial instruments	$1,329,998	$1,332,311	$1,385,632	$1,364,429

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

At December 31, 2018, we have no remaining liability under this settlement agreement.

Leases

Future minimum lease payments under noncancelable leases are as follows:

	For the Year Ended December 31
	Operating Leases	Capital Leases
	(In thousands)
2019	$32,461	$6,430
2020	24,630	4,555
2021	17,676	4,748
2022	10,942	936
2023	9,008	936
Thereafter	26,070	3,807
Total future minimum lease payments	$120,787	$21,412

Rent expense was $43.6 million, $48.1 million and $43.8 million for 2018, 2017 and 2016, respectively.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2019 through 2025 are $10.4 million.

16.	Business Segments, Customer Concentrations and Geographic Information

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Net sales by product group consist of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Advanced Products	$2,118,571	$1,966,483	$1,703,052
Mainstream Products	2,197,895	2,240,548	2,224,797
Total net sales	$4,316,466	$4,207,031	$3,927,849

(1)	Advanced products include flip chip and wafer-level processing and related test services.

(2)	Mainstream products include wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Year Ended December 31,
	2018	2017	2016
Communications (smartphones, tablets, handheld devices)	44%	43%	42%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	26%	26%	26%
Computing (datacenter, infrastructure, PC/laptop, storage)	18%	18%	18%
Consumer (set-top boxes, televisions, connected home, personal electronics, visual imaging)	12%	13%	14%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Japan	$1,156,797	$1,210,296	$1,162,729
Europe, Middle East and Africa	605,932	540,126	490,738
Asia Pacific (excluding Japan)	535,894	837,014	630,837
Total foreign countries	2,298,623	2,587,436	2,284,304
United States	2,017,843	1,619,595	1,643,545
Total net sales	$4,316,466	$4,207,031	$3,927,849

One customer accounted for 10.2%, 14.3%, and 15.7% of net sales in 2018, 2017 and 2016, respectively. A second customer accounted for 12.9% of net sales in 2016.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2018	2017
	(In thousands)
China	$472,858	$528,739
Japan	219,373	246,223
Korea	1,213,838	1,131,271
Malaysia	47,491	47,922
Philippines	270,562	309,425
Portugal	63,323	64,578
Taiwan	352,576	356,174
Other foreign countries	170	216
Total foreign countries	2,640,191	2,684,548
United States	10,257	10,517
Total property, plant and equipment, net	$2,650,448	$2,695,065

17. Quarterly Results (unaudited)

The following table sets forth our consolidated unaudited financial data for the last eight quarters ended December 31, 2018. We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. The calculation of basic and diluted per share amounts for each quarter is based on the weighted-average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec 31, 2018 (c)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017 (c)	Sep 30, 2017	Jun 30, 2017 (a)	Mar 31, 2017
	(In thousands, except per share data)
Net sales	$1,081,271	$1,144,192	$1,065,684	$1,025,319	$1,150,478	$1,148,884	$1,008,385	$899,284
Gross profit	182,370	200,707	169,717	157,771	224,341	223,888	176,616	136,234
Operating income (b)	75,381	92,703	53,941	36,119	109,018	105,479	172,659	18,384
Income tax (benefit) expense	28,812	14,326	10,631	2,481	(13,613)	21,263	33,466	(1,325)
Net income (loss)	28,894	57,292	33,184	10,195	101,185	60,458	120,030	(13,968)
Net income (loss) attributable to Amkor	28,295	56,662	32,591	9,544	100,059	59,264	119,013	(14,786)
Net income (loss) attributable to Amkor per common share:
Basic	$0.12	$0.24	$0.14	$0.04	$0.42	$0.25	$0.50	$(0.06)
Diluted	$0.12	$0.24	$0.14	$0.04	$0.42	$0.25	$0.50	$(0.06)

(a)	In May 2017, we completed the purchase of Nanium. Nanium's financial results have been included in our Consolidated Financial Statements from the date of acquisition.

(b)	In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million.

(c)
In the fourth quarter of 2017, net income includes an estimated net tax benefit of $41.6 million primarily due to the reversal of a valuation allowance on certain U.S. deferred tax assets as a result of the enactment of the Tax Act. In the fourth quarter of 2018, we recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2016	$168,762	7,189	(15,091)	4,624	$165,484
Year ended at December 31, 2017	$165,484	(117,121)	(489)	35,377	$83,251
Year ended at December 31, 2018	$83,251	54,421	(19,112)	—	$118,560

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2019 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2019 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2018:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plan approved by stockholders (1)	4,743	$8.79	7,849
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	4,743		7,849

(1)
As of December 31, 2018, a total of 7.8 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Part II, Item 8 of this Annual Report.

The exhibits required by Item 601 of Regulation S-K which are filed with this report or incorporated by reference herein are set forth below. Management contracts or compensatory plans or arrangements are identified by an asterisk.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	S-1		3.1	4/8/98
3.3	Restated Bylaws as amended on November 5, 2013.	10-K	12/31/13	3.3	2/28/14
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated September 21, 2012, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.375% Senior Notes due 2022.	8-K		4.1	9/21/12
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Employment Letter Agreement, dated February 27, 2017, between Amkor Technology, Inc. and Stephen D. Kelley.*	8-K		10.1	3/3/17
10.4	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.5	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.6	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.7	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.8	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.9	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.1	7/19/18
10.10	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.2	7/19/18
10.11	Loan and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	8-K		10.3	7/19/18
10.12	Guaranty and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology, Inc., and Bank of America, N.A.	8-K		10.4	7/19/18
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*  Indicates management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 22, 2019
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

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 22, 2019
Stephen D. Kelley

/s/ Megan Faust	Corporate Vice President and Chief Financial Officer	February 22, 2019
Megan Faust

/s/ James J. Kim	Executive Chairman	February 22, 2019
James J. Kim

/s/ John T. Kim	Executive Vice Chairman	February 22, 2019
John T. Kim

/s/ Susan Y. Kim	Director	February 22, 2019
Susan Y. Kim

/s/ Douglas Alexander	Director	February 22, 2019
Douglas Alexander

/s/ Roger A. Carolin	Director	February 22, 2019
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 22, 2019
Winston J. Churchill

/s/ MaryFrances McCourt	Director	February 22, 2019
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 22, 2019
Robert R. Morse

/s/ David N. Watson	Director	February 22, 2019
David N. Watson