Form 10-Q
period 2019-03-31
AMKOR TECHNOLOGY, INC.
filed 2019-05-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
(480) 821-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AMKR	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 26, 2019 was 239,627,109.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount, timing and focus of our expected capital investments in 2019 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the "Tax Act") on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt or the conversion of debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, and (18) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net sales	$894,964	$1,025,319
Cost of sales	774,203	867,548
Gross profit	120,761	157,771
Selling, general and administrative	71,587	80,723
Research and development	35,754	40,929
Total operating expenses	107,341	121,652
Operating income	13,420	36,119
Interest expense	19,273	20,011
Other (income) expense, net	(4,565)	3,432
Total other expense, net	14,708	23,443
Income (loss) before taxes	(1,288)	12,676
Income tax expense	21,380	2,481
Net income (loss)	(22,668)	10,195
Net income attributable to non-controlling interests	(211)	(651)
Net income (loss) attributable to Amkor	$(22,879)	$9,544

Net income (loss) attributable to Amkor per common share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04

Shares used in computing per common share amounts:
Basic	239,414	239,214
Diluted	239,414	239,816

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss)	$(22,668)	$10,195
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(132)	(39)
Foreign currency translation	(2,224)	15,091
Total other comprehensive income (loss)	(2,356)	15,052
Comprehensive income (loss)	(25,024)	25,247
Comprehensive income attributable to non-controlling interests	(211)	(651)
Comprehensive income (loss) attributable to Amkor	$(25,235)	$24,596

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,055,402	$681,569
Restricted cash	2,589	2,589
Accounts receivable, net of allowances	684,914	724,456
Inventories	227,502	230,589
Other current assets	32,522	32,005
Total current assets	2,002,929	1,671,208
Property, plant and equipment, net	2,564,177	2,650,448
Operating lease right of use asset	122,982	—
Goodwill	25,449	25,720
Restricted cash	2,929	3,893
Other assets	128,720	144,178
Total assets	$4,847,186	$4,495,447
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$638,702	$114,579
Trade accounts payable	459,383	530,398
Capital expenditures payable	123,737	255,237
Accrued expenses	245,796	258,209
Total current liabilities	1,467,618	1,158,423
Long-term debt	1,215,262	1,217,732
Pension and severance obligations	181,826	184,321
Long-term operating lease liability	73,876	—
Other non-current liabilities	76,022	79,071
Total liabilities	3,014,604	2,639,547
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,430 and 285,352 shares issued; and 239,458 and 239,385 shares outstanding in 2019 and 2018, respectively	285	285
Additional paid-in capital	1,911,179	1,909,425
Retained earnings	90,310	113,189
Accumulated other comprehensive income (loss)	21,456	23,812
Treasury stock, at cost, 45,972 and 45,967 shares, in 2019 and 2018, respectively	(216,219)	(216,171)
Total Amkor stockholders’ equity	1,807,011	1,830,540
Non-controlling interests in subsidiaries	25,571	25,360
Total equity	1,832,582	1,855,900
Total liabilities and equity	$4,847,186	$4,495,447

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders' Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2018	285,352	$285	$1,909,425	$113,189	$23,812	(45,967)	$(216,171)	$1,830,540	$25,360	$1,855,900
Net income (loss)	—	—	—	(22,879)	—	—	—	(22,879)	211	(22,668)
Other comprehensive income (loss)	—	—	—	—	(2,356)	—	—	(2,356)	—	(2,356)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(48)	(48)	—	(48)
Issuance of stock through share-based compensation plans	78	—	286	—	—	—	—	286	—	286
Share-based compensation	—	—	1,468	—	—	—	—	1,468	—	1,468
Balance at March 31, 2019	285,430	$285	$1,911,179	$90,310	$21,456	(45,972)	$(216,219)	$1,807,011	$25,571	$1,832,582

Balance at December 31, 2017	285,129	285	1,903,357	(13,903)	22,519	(45,945)	(215,982)	1,696,276	23,433	1,719,709
Net income	—	—	—	9,544	—	—	—	9,544	651	10,195
Other comprehensive income (loss)	—	—	—	—	15,052	—	—	15,052	—	15,052
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(56)	(56)	—	(56)
Issuance of stock through share-based compensation plans	155	—	1,022	—	—	—	—	1,022	—	1,022
Share-based compensation	—	—	1,287	—	—	—	—	1,287	—	1,287
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at March 31, 2018	285,284	$285	$1,905,666	$(4,359)	$37,571	(45,950)	$(216,038)	$1,723,125	$23,949	$1,747,074

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(22,668)	$10,195
Depreciation and amortization	135,835	142,509
Other operating activities and non-cash items	15,928	(4,734)
Changes in assets and liabilities	(77,038)	(339)
Net cash provided by operating activities	52,057	147,631
Cash flows from investing activities:
Payments for property, plant and equipment	(203,216)	(230,603)
Proceeds from sale of property, plant and equipment	180	342
Proceeds from insurance recovery for property, plant and equipment	1,538	—
Other investing activities	(569)	656
Net cash used in investing activities	(202,067)	(229,605)
Cash flows from financing activities:
Proceeds from short-term debt	29,781	—
Payments of short-term debt	(10,588)	(17,352)
Proceeds from issuance of long-term debt	572,375	—
Payments of long-term debt	(63,636)	(6,220)
Payments of finance lease obligations	(1,376)	(808)
Other financing activities	(2,848)	455
Net cash provided by (used in) financing activities	523,708	(23,925)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(829)	3,892
Net increase (decrease) in cash, cash equivalents and restricted cash	372,869	(102,007)
Cash, cash equivalents and restricted cash, beginning of period	688,051	602,851
Cash, cash equivalents and restricted cash, end of period	$1,060,920	$500,844
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$124,547	$224,037
Right of use assets acquired through finance lease liabilities	92	923
Right of use assets acquired through operating lease liabilities	7,328	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2018, Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2018, filed on Form 10-K with the SEC on February 22, 2019. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

Unbilled Receivables. Total unbilled receivables as of March 31, 2019 and December 31, 2018 were $82.6 million and $89.3 million, respectively.

2.    New Accounting Standards

Recently Adopted Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended and clarified. Topic 842 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. The standard also requires the lessee to recognize a right-of-use asset and a corresponding lease liability for both finance leases and operating leases. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes a straight-line lease expense. The standard permits the use of two alternative transition approaches, either with application in all comparative periods presented, or with application beginning with the effective date without restating comparative period financial statements.

Effective January 1, 2019, we adopted the requirements of Topic 842 using the modified transition approach without restating the comparative period financial statements. The new standard resulted in increases in our operating lease right of use asset, accrued expenses and long-term operating lease liability account balances to record our operating leases on our Consolidated Balance Sheet. The new standard also resulted in additional disclosures for our operating and finance leases (Note 10).

In accordance with Topic 842, we applied practical expedients permitted under the transition guidance, which allowed us to not:

•	Reassess whether any existing contracts are or contain a lease,

•	Reassess the lease classification for any existing contracts,

•	Reassess initial direct costs for any existing leases, and

•	Separate non-lease components from lease components and instead to account for them as a single lease component for all asset classes.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Net Sales by Product Group and End Market

Net sales by product group consist of the following:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Advanced products (1)	$422,446	$475,752
Mainstream products (2)	472,518	549,567
Total net sales	$894,964	$1,025,319

(1)	Advanced products include flip chip and wafer-level processing and related test services

(2)	Mainstream products include wirebond packaging and related test services
Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2019	2018
Communications (smartphones, tablets, handheld devices)	38%	42%
Automotive, industrial and other (driver assist, infotainment, safety, performance)	28%	26%
Computing (datacenter, infrastructure, PC/laptop, storage)	20%	19%
Consumer (set-top boxes, televisions, connected home, personal electronics, visual imaging)	14%	13%
Total net sales	100%	100%

4.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest income	$(2,064)	$(988)
Foreign currency (gain) loss, net	(2,013)	4,713
Other	(488)	(293)
Other (income) expense, net	$(4,565)	$3,432

5.    Income Taxes

Income tax expense of $21.4 million for the three months ended March 31, 2019 reflects income taxes, foreign withholding taxes and minimum taxes. Income tax expense for the three months ended March 31, 2019 also includes a $14.9 million non-cash discrete tax expense primarily for the recognition of a valuation allowance for certain deferred tax assets.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. Based on current projections of future taxable income in

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

foreign jurisdictions, foreign deferred tax assets of $14.9 million are not expected to be realized, including certain tax credit carryforwards that are expected to expire unused.

We maintain a valuation allowance on a portion of our U.S. net deferred tax assets for deferred interest expense carryforwards, net operating loss carryforwards and foreign tax credit carryforwards that are expected to expire unused. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $25.3 million at December 31, 2018 and $25.2 million as of March 31, 2019. All of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors. Tax return examinations involve uncertainties, and there can be no assurance that the outcome of examinations will be favorable.

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

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to Amkor common stockholders	$(22,879)	$9,544

Weighted-average number of common shares outstanding — basic	239,414	239,214
Effect of dilutive securities:
Stock options and restricted share awards	—	602
Weighted-average number of common shares outstanding — diluted	239,414	239,816
Net income (loss) attributable to Amkor per common share:
Basic	$(0.10)	$0.04
Diluted	(0.10)	0.04

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock options and restricted share awards	7,123	3,369

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2018	$2,659	$21,153	$23,812
Other comprehensive income (loss) before reclassifications	—	(2,224)	(2,224)
Amounts reclassified from accumulated other comprehensive income (loss)	(132)	—	(132)
Other comprehensive income (loss)	(132)	(2,224)	(2,356)
Accumulated other comprehensive income (loss) at March 31, 2019	$2,527	$18,929	$21,456

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	—	15,091	15,091
Amounts reclassified from accumulated other comprehensive income (loss)	(39)	—	(39)
Other comprehensive income (loss)	(39)	15,091	15,052
Accumulated other comprehensive income (loss) at March 31, 2018	$6,264	$31,307	$37,571

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 13).

8.    Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2019 and 2018, we sold receivables totaling $155.7 million and $225.5 million, net of discounts and fees of $1.2 million and $1.8 million, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Land	$222,635	$222,884
Land use rights (1)	—	26,845
Buildings and improvements	1,549,252	1,523,065
Machinery and equipment	5,217,555	5,196,930
Finance lease assets	24,016	25,874
Software and computer equipment	216,879	213,440
Furniture, fixtures and other equipment	17,186	17,204
Construction in progress	32,699	44,381
Total property, plant and equipment	7,280,222	7,270,623
Accumulated depreciation and amortization	(4,716,045)	(4,620,175)
Total property, plant and equipment, net	$2,564,177	$2,650,448

(1)	Effective January 1, 2019, and in connection with the adoption of Topic 842, land use rights were reclassified to operating lease right of use asset within our Consolidated Balance Sheet.

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Depreciation expense	$135,493	$142,004

10.    Leases

We lease certain machinery and equipment, office space, and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. We account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) combined with the non-lease components (e.g., common-area maintenance costs). We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 87 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options to purchase the leased property.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of lease expense were as follows:

March 31, 2019
(In thousands)
Operating lease cost	$12,124
Finance lease cost
Amortization of leased assets	1,066
Interest on lease liabilities	214
Total Finance lease cost	1,280
Net lease cost	$13,404
Rent expense was $12.8 million for three months ended March 31, 2018.
Other information related to leases was as follows:

March 31, 2019
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,577
Operating cash flows for finance leases	211
Financing cash flows for finance leases	1,229

Weighted Average Remaining Lease Term (Years)
Operating leases	5.20
Finance leases	4.56

Weighted Average Discount Rate
Operating leases	4.4%
Finance leases	4.9%
Future minimum lease payments under non-cancellable leases were as follows:

	March 31, 2019		December 31, 2018
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In thousands)
2019 - Remaining	$24,576	$5,268	$32,461	$6,430
2020	27,599	4,753	24,630	4,555
2021	19,321	4,830	17,676	4,748
2022	11,210	955	10,942	936
2023	9,147	950	9,008	936
Thereafter	26,098	3,868	26,070	3,807
Total future minimum lease payments	117,951	20,624	$120,787	$21,412
Less: Imputed interest	(14,240)	(2,490)
Total	$103,711	$18,134

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Payroll and benefits	$84,558	$124,943
Short-term operating lease liability	29,835	—
Income taxes payable	27,114	38,567
Accrued interest	20,062	10,302
Deferred revenue and customer advances	16,573	16,736
Accrued severance plan obligations	14,697	13,179
Other accrued expenses	52,957	54,482
Total accrued expenses	$245,796	$258,209

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31, 2019	December 31, 2018
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.375% Senior notes, due October 2022 (1)	$524,971	$524,971
6.625% Senior notes, due September 2027 (1)	525,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, LIBOR plus the applicable bank rate, due October 2019 (2)	—	—
Term loan, fixed rate at 3.70%, due May 2020	120,000	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	96,000	125,000
Term loan, LIBOR plus 2.56%, due December 2023	200,000	200,000
Term loan, applicable bank rate plus 1.98%, due December 2028 (3)	54,000	24,000
J-Devices Corporation:
Short-term term loans, variable rate (4)	27,368	8,232
Term loan, fixed rate at 0.86%, due June 2022	29,316	31,908
Term loan, fixed rate at 0.60%, due July 2022	6,314	6,838
Term loan, fixed rate at 1.30%, due July 2023	211,077	225,180
Amkor Assembly & Test (Shanghai) Co., Ltd. (5):
Term loan, LIBOR plus 1.80%, due December 2019 (6)	28,000	48,000
Term loan, LIBOR plus 1.60%, due March 2022 (6)	20,000	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (7)	—	—
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020 (Taiwan) (8)	20,000	20,000
	1,862,046	1,334,129
Less: Unamortized premium, discount and deferred debt costs, net	(8,082)	(1,818)
Less: Short-term borrowings and current portion of long-term debt	(638,702)	(114,579)
Long-term debt	$1,215,262	$1,217,732

(1)
In March 2019, we issued a redemption notice for the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022 ("2022 Notes"). The redemption was completed in April 2019. In accordance with the terms of the indenture governing the 2022 Notes, the redemption price was 101.594% of the principal amount of the 2022 Notes plus accrued and unpaid interest. We expect to record a one-time charge in the second quarter of 2019 of approximately $8.0 million for early extinguishment of debt. The redemption of the 2022 Notes was funded with net proceeds from our issuance of $525 million of 6.625% Senior Notes due September 2027 ("2027 Notes") in March 2019, together with cash on hand. The 2027 Notes were issued at a discount of 99.5% or $2.6 million and are senior unsecured obligations. Interest is payable semiannually on March 15 and September 15 of each year, commencing September 15, 2019. We incurred $3.6 million of debt issuance costs associated with the 2027 Notes.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)
In October 2018, we entered into a revolving credit facility agreement with availability of $30.0 million. Principal will be payable at the maturity date of October 2019. Interest will be payable monthly in arrears, at LIBOR plus the applicable bank rate. As of March 31, 2019, $30.0 million was available to be drawn.

(3)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity in June 2020. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (4.70% as of March 31, 2019). In February 2019, we repaid $29.0 million of the outstanding balance of this term loan using the proceeds from our term loan due December 2028.

In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. In February 2019, we borrowed $30.0 million of this term loan and used the proceeds to repay part of the term loan due June 2020. Principal of this term loan is payable in semiannual installments beginning June 2022 and ending at maturity date of December 2028. Interest is payable quarterly in arrears, at the applicable bank rate plus 1.98% (4.62% as of March 31, 2019). As of March 31, 2019, $36.0 million was available to be drawn.

(4)
We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of March 31, 2019 is at TIBOR plus 0.17% to 0.26% (weighted average of 0.20% as of March 31, 2019). As of March 31, 2019, $4.0 million was available to be drawn.

(5)
In April 2019, we entered into a term loan agreement with availability of $20.0 million. Principal will be payable in semiannual installments of $0.5 million, with the remaining balance due at maturity, three years after the first borrowing. Interest will be payable quarterly at a floating rate of LIBOR plus 1.40%.

(6)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity date of December 2019. Interest is payable quarterly at a floating rate of LIBOR plus 1.80% (4.60% as of March 31, 2019). In March 2019, we repaid $20.0 million of the outstanding balance of this term loan using the proceeds from our term loan due March 2022.

In March 2019, we entered into a $30.0 million term loan agreement due March 2022. We borrowed $20.0 million under this term loan and repaid part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at a floating rate of LIBOR plus 1.60% (4.21% as of March 31, 2019). As of March 31, 2019, $10.0 million was available to be drawn. In April 2019, we borrowed an additional $10.0 million of this new term loan and used the proceeds along with cash on hand to repay the remaining $28.0 million outstanding of the term loan due December 2019.

(7)
In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. As of March 31, 2019, we had availability of $176.0 million with no outstanding standby letters of credit.

(8)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly, at TAIFX plus the applicable bank rate (3.78% as of March 31, 2019). As of March 31, 2019, $19.0 million was available to be drawn.

Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at March 31, 2019.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Service cost	$7,977	$8,416
Interest cost	1,324	1,243
Expected return on plan assets	(1,618)	(1,442)
Recognized actuarial gain	(94)	(35)
Net periodic pension cost	$7,589	$8,182

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Defined contribution expense	$4,405	$3,996

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are valued using quoted market prices in active markets for identical assets.

Recurring fair value measurements consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Cash equivalent money market funds (Level 1)	$463,245	$74,407
Restricted cash money market funds (Level 1)	2,589	2,589

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$1,067,500	$1,043,595	$526,131	$524,978
Revolving credit facilities and term loans (Level 2)	815,432	810,369	803,867	807,333
Total debt	$1,882,932	$1,853,964	$1,329,998	$1,332,311

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goals are sales growth and improved profitability. To achieve these goals, we are focused on generating increased value from our investments in advanced technologies, improving utilization of existing assets, executing our balanced growth strategy and selectively growing our scale and scope through strategic investments.

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers. This is particularly true in the mobile communications market, where growth has outpaced the semiconductor industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Our sales of advanced packages into the automotive market are growing as well, largely due to new, data-intensive applications. The increasing pin count and performance requirements of automotive integrated circuits are driving the increased use of advanced packages. We believe that our technology leadership and this technology transition create significant growth opportunities for us.

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve. For example, in May 2017, we acquired Nanium, which has strengthened our position in the market for wafer-level fan-out packaging. In December 2015, we completed the acquisition of J-Devices, the largest provider of outsourced semiconductor assembly and test services in Japan. J-Devices is primarily focused on the automotive, industrial and consumer end markets. We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited, Qualcomm Incorporated and Toshiba Memory Corporation. Our contract foundry customers include: Samsung Electronics Company Limited and Taiwan Semiconductor Manufacturing Company Limited.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We believe that there is an inventory correction in the smartphone market and the general semiconductor market is going through a typical cyclical correction. We cannot predict the timing, strength or duration of any correction, economic slowdown or subsequent economic recovery.

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

Financial Summary

Our net sales decreased $130.4 million or 12.7% to $895.0 million for the three months ended March 31, 2019 from $1,025.3 million for the three months ended March 31, 2018. This decrease was attributable to inventory corrections in the smartphone market and a cyclical correction in the general semiconductor market.

Gross margin for the three months ended March 31, 2019 decreased to 13.5% from 15.4% for the three months ended March 31, 2018. The decline in gross margin was primarily attributable to lower revenue, reduced utilization and changes in product mix.

Our capital expenditures totaled $203.2 million for the three months ended March 31, 2019, compared to $230.6 million for the three months ended March 31, 2018. The decrease in spending is primarily due to our initiative to reduce spending on incremental capacity during a period of reduced demand.

Net cash provided by operating activities was $52.1 million for the three months ended March 31, 2019, compared to $147.6 million for the three months ended March 31, 2018. This decrease was primarily due to lower net income and changes in our net working capital.

In March 2019, we issued $525 million aggregate principal amount of our 6.625% Senior Notes due 2027. The net proceeds from this issuance were used, together with cash on hand, to redeem the $525 million aggregate principal amount of our 6.375% Senior Notes due 2022 in April 2019.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Materials	38.0%	36.9%
Labor	17.4%	17.5%
Other manufacturing costs	31.1%	30.2%
Gross margin	13.5%	15.4%
Operating income	1.5%	3.5%
Net income attributable to Amkor	(2.6)%	0.9%

Net Sales

	For the Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Net sales	$894,964	$1,025,319	$(130,355)	(12.7)%

The decrease in net sales for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was attributable to inventory corrections in the smartphone market and a cyclical correction in the general semiconductor market.

Gross Margin

	For the Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Gross profit	$120,761	$157,771	$(37,010)
Gross margin	13.5%	15.4%	(1.9)%

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

Gross margin decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to lower revenue, reduced utilization and changes in product mix.

Selling, General and Administrative

	For the Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Selling, general and administrative	$71,587	$80,723	$(9,136)	(11.3)%

Selling, general and administrative expenses for the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018 primarily due to decreased employee compensation costs.

Research and Development

	For the Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Research and development	$35,754	$40,929	$(5,175)	(12.6)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018. We experienced reductions in costs for projects that moved into production, partially offset by new development projects, primarily at our K5 factory and research and development facility in Korea.

Other Income and Expense

	For the Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except percentages)
Interest expense	$19,273	$20,011	$(738)	(3.7)%
Interest income	(2,064)	(988)	$(1,076)	>100%
Foreign currency (gain) loss, net	(2,013)	4,713	(6,726)	>(100)%
Other (income) expense, net	(488)	(293)	(195)	66.6%
Total other expense, net	$14,708	$23,443	$(8,735)	(37.3)%

Interest expense decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the redemption of $200 million of our 6.625% Senior Notes due 2021 in August 2018. This redemption was funded with proceeds from a term loan with a significantly lower interest rate. The interest expense decrease was partially offset by the interest incurred under our new $525 million aggregate principal amount of our 6.625% Senior Notes due September 2027 which were issued in March 2019.

The changes in foreign currency (gain) loss, net for the three months ended March 31, 2019 and the three months ended March 31, 2018 were due to foreign currency exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

	For the Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Income tax expense	$21,380	$2,481	$18,899

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates similar to the U.S. federal and state combined tax rate of approximately 25%. Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense for the three months ended March 31, 2019 also includes a $14.9 million non-cash discrete tax expense primarily for the recognition of a valuation allowance for certain deferred tax assets.

During the three months ended March 31, 2019 and 2018, our subsidiaries in Korea, the Philippines and Singapore operated under tax holidays. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expired during 2018. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. In March 2019, we issued $525 million of 6.625% Senior Notes due September 2027 (the "2027 Notes"). Additionally, in March 2019, we issued a notice for the redemption of all $525 million aggregate principal amount of our 6.375% Senior Notes due October 2022 (the "2022 Notes"). The note redemption was completed in April 2019. We refer you to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2019, we had cash and cash equivalents of $1,055.4 million, which includes the cash that was used for the redemption of the $525 million 2022 Notes in April 2019. Included in our cash balance as of March 31, 2019, is $470.5 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.

The borrowing base under our $250.0 million first lien senior secured revolving credit facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. ("Singapore Revolver") is limited to the amount of eligible accounts receivable. As of March 31, 2019, we had availability of $176.0 million under this facility with no outstanding standby letters of credit. Our foreign subsidiaries had $225.0 million available to be drawn under secured revolving credit facilities, including the Singapore Revolver, and $50.0 million available to be borrowed under secured term loan credit facilities for working capital purposes and capital expenditures.

As of March 31, 2019, we had $1,854.0 million of debt, which includes $525 million aggregate principal amount of our 2022 Notes that was redeemed in April 2019. Our scheduled principal repayments on debt include $624.2 million due over the remainder of 2019, $294.3 million due in 2020, $58.3 million due in 2021, $78.8 million due in 2022, $242.9 million due in 2023, and $563.5 million due thereafter. We were in compliance with all debt covenants at March 31, 2019, and we expect to remain in compliance with these covenants for at least the next twelve months.

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions' willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the three months ended March 31, 2019 and 2018, we sold receivables totaling $155.7 million and $225.5 million, net of discounts and fees of $1.2 million and $1.8 million, respectively.

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

Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, exclusive of any fees, commissions or other expenses. At March 31, 2019, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the plan since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers. We expect 2019 capital expenditures to be approximately $475 million. During the three months ended March 31, 2019, our capital expenditures totaled $203.2 million. Ultimately, the amount of our 2019 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2019 and 2018, was as follows:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating activities	$52,057	$147,631
Investing activities	(202,067)	(229,605)
Financing activities	523,708	(23,925)

Operating activities:   Our cash flows provided by operating activities for the three months ended March 31, 2019, decreased by $95.6 million compared to the three months ended March 31, 2018, primarily due to lower net income and changes in our net working capital.

Investing activities:   Our cash flows used in investing activities are principally for payments for property, plant and equipment, which decreased compared to the three months ended March 31, 2018, primarily due to our initiative to reduce spending on incremental capacity during a period of reduced demand.

Financing activities:   The net cash provided by financing activities for the three months ended March 31, 2019, was primarily due to our issuance of the 2027 Notes. The net cash used in financing activities for the three months ended March 31, 2018 was primarily due to repayments of debt in Japan.

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

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$52,057	$147,631
Payments for property, plant and equipment	(203,216)	(230,603)
Proceeds from sale of and insurance recovery for property, plant and equipment	1,718	342
Free cash flow	$(149,441)	$(82,630)

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2019 - Remaining	2020	2021	2022	2023	Thereafter
	(In thousands)
Total debt	$1,862,046	$624,237	$294,330	$58,330	$78,769	$242,880	$563,500
Scheduled interest payment obligations (1)	400,624	55,846	55,037	49,936	48,534	47,248	144,023
Purchase obligations (2)	60,296	55,084	1,312	1,043	1,044	780	1,033
Operating lease obligations (3)	117,951	24,576	27,599	19,321	11,210	9,147	26,098
Finance lease obligations (3)	20,624	5,268	4,753	4,830	955	950	3,868
Severance obligations (4)	135,708	10,953	11,387	10,354	9,382	8,532	85,100
Total contractual obligations	$2,597,249	$775,964	$394,418	$143,814	$149,894	$309,537	$823,622

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2019, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures and long-term supply contracts outstanding at March 31, 2019.

(3)	Represents future minimum lease payments including interest payments.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2019, include:

•	$60.5 million of net foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$30.8 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, there were no significant changes in our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2019, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2019 would have been approximately $15 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally related to our Korean severance plan.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2019, approximately 76% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the three months ended March 31, 2019, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2019, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2019 would have been approximately $26 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $2.2 million and a gain of $15.1 million for the three months ended March 31, 2019 and 2018, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2019:

	2019 - Remaining	2020	2021	2022	2023	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$568,269	$177,730	$57,730	$52,769	$35,180	$525,000	$1,416,678	$1,433,186
Average interest rate	6.0%	2.9%	1.2%	1.2%	1.3%	6.6%	5.3%
Variable rate debt	$55,968	$116,600	$600	$26,000	$207,700	$38,500	$445,368	$449,746
Average interest rate	2.4%	4.5%	4.2%	4.3%	5.1%	4.6%	4.6%
Total debt maturities	$624,237	$294,330	$58,330	$78,769	$242,880	$563,500	$1,862,046	$1,882,932

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015. In addition, we believe that there is an inventory correction in the smartphone market and that the general semiconductor market is going through a typical cyclical correction. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the revenue growth in our business. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

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

•
political instability and government shutdowns, civil disturbances or environmental or natural events, such as earthquakes like the recent ones in Japan, that impact our operations, and international events, such as the United Kingdom's ongoing negotiations to leave the European Union;

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2019, our total debt balance was $1,854.0 million, of which $638.7 million was classified as a current liability and $538.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings, or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

We operate in a capital-intensive industry. We had capital expenditures of $203.2 million during the three months ended March 31, 2019. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2019 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. In addition, certain of our debt agreements contain, and our future debt agreements may contain financial covenants and ratios.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $135.7 million as of March 31, 2019. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time we make additions or changes to our information technology systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices' information technology systems with our existing systems and processes. In addition, in May 2017, we completed our acquisition of Nanium and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2019 capital expenditures will be approximately $475 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital expenditures to increase production capacity will put downward pressure on our gross margin, at least over the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

The Enactment of Recent Tax Reform Could Materially Impact Our Financial Position and Results of Operations.

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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources and may not be successful. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. In the past, we have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including settled legal proceedings described in more detail in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities or loss of commercial advantage and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on Form 10-Q on our results of operations, financial condition and cash flows could change in the future.

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

We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, and Taiwan which are or could be subject to natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARS or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea or in other regions where we have facilities; industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of March 31, 2019, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Executive Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, member of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.7 million shares, or approximately 59%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family's total ownership would be an aggregate of approximately 142.1 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	5,425	8.84	—	91,586,032
March 1 - March 31	—	—	—	91,586,032
Total	5,425	$8.84	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended March 31, 2019, we made no common stock purchases, and at March 31, 2019, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
4.1	Indenture, dated March 15, 2019, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2027.	8-K		4.1	3/15/19
4.2	Form of Note for Amkor Technology, Inc.’s 6.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 hereof).	8-K		4.2	3/15/19
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

Date: May 2, 2019