Form 10-Q
period 2019-06-30
AMKOR TECHNOLOGY, INC.
filed 2019-08-01
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 26, 2019 was 239,704,033.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding (1) the amount, timing and focus of our expected capital investments in 2019 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the “Tax Act”) on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, and (18) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$895,305	$1,065,684	$1,790,269	$2,091,003
Cost of sales	771,851	895,967	1,546,054	1,763,515
Gross profit	123,454	169,717	244,215	327,488
Selling, general and administrative	64,758	74,700	136,345	155,423
Research and development	36,186	41,076	71,940	82,005
Total operating expenses	100,944	115,776	208,285	237,428
Operating income	22,510	53,941	35,930	90,060
Interest expense	18,653	21,127	37,926	41,138
Other (income) expense, net	6,966	(11,001)	2,401	(7,569)
Total other expense, net	25,619	10,126	40,327	33,569
Income (loss) before taxes	(3,109)	43,815	(4,397)	56,491
Income tax expense	5,897	10,631	27,277	13,112
Net income (loss)	(9,006)	33,184	(31,674)	43,379
Net income attributable to non-controlling interests	(444)	(593)	(655)	(1,244)
Net income (loss) attributable to Amkor	$(9,450)	$32,591	$(32,329)	$42,135

Net income (loss) attributable to Amkor per common share:
Basic	$(0.04)	$0.14	$(0.14)	$0.18
Diluted	$(0.04)	$0.14	$(0.14)	$0.18

Shares used in computing per common share amounts:
Basic	239,508	239,351	239,461	239,283
Diluted	239,508	239,804	239,461	239,805

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$(9,006)	$33,184	$(31,674)	$43,379
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(57)	(42)	(189)	(81)
Foreign currency translation	5,918	(11,144)	3,694	3,947
Total other comprehensive income (loss)	5,861	(11,186)	3,505	3,866
Comprehensive income (loss)	(3,145)	21,998	(28,169)	47,245
Comprehensive income attributable to non-controlling interests	(444)	(593)	(655)	(1,244)
Comprehensive income (loss) attributable to Amkor	$(3,589)	$21,405	$(28,824)	$46,001

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$551,438	$681,569
Restricted cash	2,590	2,589
Accounts receivable, net of allowances	702,466	724,456
Inventories	217,638	230,589
Other current assets	38,988	32,005
Total current assets	1,513,120	1,671,208
Property, plant and equipment, net	2,515,533	2,650,448
Operating lease right of use asset	132,763	—
Goodwill	26,159	25,720
Restricted cash	2,878	3,893
Other assets	118,831	144,178
Total assets	$4,309,284	$4,495,447
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$198,230	$114,579
Trade accounts payable	459,548	530,398
Capital expenditures payable	134,500	255,237
Accrued expenses	246,615	258,209
Total current liabilities	1,038,893	1,158,423
Long-term debt	1,109,945	1,217,732
Pension and severance obligations	174,897	184,321
Long-term operating lease liability	80,049	—
Other non-current liabilities	74,324	79,071
Total liabilities	2,478,108	2,639,547
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,510 and 285,352 shares issued; and 239,532 and 239,385 shares outstanding in 2019 and 2018, respectively	285	285
Additional paid-in capital	1,913,103	1,909,425
Retained earnings	80,860	113,189
Accumulated other comprehensive income (loss)	27,317	23,812
Treasury stock, at cost, 45,978 and 45,967 shares, in 2019 and 2018, respectively	(216,254)	(216,171)
Total Amkor stockholders’ equity	1,805,311	1,830,540
Non-controlling interests in subsidiaries	25,865	25,360
Total equity	1,831,176	1,855,900
Total liabilities and equity	$4,309,284	$4,495,447

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2019	285,430	$285	$1,911,179	$90,310	$21,456	(45,972)	$(216,219)	$1,807,011	$25,571	$1,832,582
Net income (loss)	—	—	—	(9,450)	—	—	—	(9,450)	444	(9,006)
Other comprehensive income (loss)	—	—	—	—	5,861	—	—	5,861	—	5,861
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(6)	(35)	(35)	—	(35)
Issuance of stock through share-based compensation plans	80	—	150	—	—	—	—	150	—	150
Share-based compensation	—	—	1,774	—	—	—	—	1,774	—	1,774
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(150)	(150)
Balance at June 30, 2019	285,510	$285	$1,913,103	$80,860	$27,317	(45,978)	$(216,254)	$1,805,311	$25,865	$1,831,176

Balance at December 31, 2018	285,352	$285	$1,909,425	$113,189	$23,812	(45,967)	$(216,171)	$1,830,540	$25,360	$1,855,900
Net income (loss)	—	—	—	(32,329)	—	—	—	(32,329)	655	(31,674)
Other comprehensive income (loss)	—	—	—	—	3,505	—	—	3,505	—	3,505
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(11)	(83)	(83)	—	(83)
Issuance of stock through share-based compensation plans	158	—	436	—	—	—	—	436	—	436
Share-based compensation	—	—	3,242	—	—	—	—	3,242	—	3,242
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(150)	(150)
Balance at June 30, 2019	285,510	$285	$1,913,103	$80,860	$27,317	(45,978)	$(216,254)	$1,805,311	$25,865	$1,831,176

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2018	285,284	$285	$1,905,666	$(4,359)	$37,571	(45,950)	$(216,038)	$1,723,125	$23,949	$1,747,074
Net income	—	—	—	32,591	—	—	—	32,591	593	33,184
Other comprehensive income (loss)	—	—	—	—	(11,186)	—	—	(11,186)	—	(11,186)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(6)	(49)	(49)	—	(49)
Issuance of stock through share-based compensation plans	38	—	1	—	—	—	—	1	—	1
Share-based compensation	—	—	1,269	—	—	—	—	1,269	—	1,269
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at June 30, 2018	285,322	$285	$1,906,936	$28,232	$26,385	(45,956)	$(216,087)	$1,745,751	$24,407	$1,770,158

Balance at December 31, 2017	285,129	$285	$1,903,357	$(13,903)	$22,519	(45,945)	$(215,982)	$1,696,276	$23,433	$1,719,709
Net income	—	—	—	42,135	—	—	—	42,135	1,244	43,379
Other comprehensive income (loss)	—	—	—	—	3,866	—	—	3,866	—	3,866
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(11)	(105)	(105)	—	(105)
Issuance of stock through share-based compensation plans	193	—	1,023	—	—	—	—	1,023	—	1,023
Share-based compensation	—	—	2,556	—	—	—	—	2,556	—	2,556
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(270)	(270)
Balance at June 30, 2018	285,322	$285	$1,906,936	$28,232	$26,385	(45,956)	$(216,087)	$1,745,751	$24,407	$1,770,158

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(31,674)	$43,379
Depreciation and amortization	268,819	285,515
Other operating activities and non-cash items	33,112	(3,239)
Changes in assets and liabilities	(101,329)	(119,276)
Net cash provided by operating activities	168,928	206,379
Cash flows from investing activities:
Payments for property, plant and equipment	(273,672)	(389,568)
Proceeds from sale of property, plant and equipment	8,247	603
Proceeds from insurance recovery for property, plant and equipment	1,538	—
Other investing activities	2,864	2,647
Net cash used in investing activities	(261,023)	(386,318)
Cash flows from financing activities:
Proceeds from revolving credit facilities	85,000	—
Payments of revolving credit facilities	(5,000)	—
Proceeds from short-term debt	29,781	7,264
Payments of short-term debt	(25,548)	(31,546)
Proceeds from issuance of long-term debt	614,375	64,000
Payments of long-term debt	(732,178)	(77,015)
Payments of finance lease obligations	(2,746)	(1,689)
Other financing activities	(3,865)	492
Net cash used in financing activities	(40,181)	(38,494)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,131	1,347
Net decrease in cash, cash equivalents and restricted cash	(131,145)	(217,086)
Cash, cash equivalents and restricted cash, beginning of period	688,051	602,851
Cash, cash equivalents and restricted cash, end of period	$556,906	$385,765
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$135,126	$239,460
Right of use assets acquired through finance lease liabilities	2,304	6,477
Right of use assets acquired through operating lease liabilities	21,238	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2018 Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2018, filed on Form 10-K with the SEC on February 22, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

Unbilled Receivables. Total unbilled receivables as of June 30, 2019 and December 31, 2018 were $88.7 million and $89.3 million, respectively.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Net Sales by Product Group and End Market

Net sales by product group consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Advanced products (1)	$432,639	$496,241	$855,084	$971,993
Mainstream products (2)	462,666	569,443	935,185	1,119,010
Total net sales	$895,305	$1,065,684	$1,790,269	$2,091,003

(1)	Advanced products include flip chip and wafer-level processing and related test services.

(2)	Mainstream products include wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Communications (handheld devices, smartphones, tablets)	37%	42%	38%	42%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	29%	26%	29%	26%
Computing (datacenter, infrastructure, PC/laptop, storage)	19%	19%	19%	19%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	15%	13%	14%	13%
Total net sales	100%	100%	100%	100%

4.    Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$(1,598)	$(955)	$(3,662)	$(1,943)
Foreign currency (gain) loss, net	606	(7,110)	(1,407)	(2,397)
Loss on debt retirement	8,356	18	8,356	18
Other	(398)	(2,954)	(886)	(3,247)
Other (income) expense, net	$6,966	$(11,001)	$2,401	$(7,569)

5.    Income Taxes

Income tax expense of $27.3 million for the six months ended June 30, 2019 reflects income taxes, foreign withholding taxes and minimum taxes. Income tax expense for the six months ended June 30, 2019 also includes a $14.9 million non-cash discrete tax expense primarily for the recognition of a valuation allowance for certain deferred tax assets.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. Based on current projections of future taxable income in foreign jurisdictions, foreign deferred tax assets of $14.9 million are not expected to be realized, including certain tax credit carryforwards that are expected to expire unused.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $25.3 million at December 31, 2018 and $25.7 million as of June 30, 2019. All of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.

We have tax returns that are open to examination in various jurisdictions for tax years 2012-2018. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of the examinations will be favorable. Current examinations include income tax returns in the Philippines (2012-2013), Singapore (2014-2016) and Korea (2015-2018).

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

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to Amkor common stockholders	$(9,450)	$32,591	$(32,329)	$42,135

Weighted-average number of common shares outstanding — basic	239,508	239,351	239,461	239,283
Effect of dilutive securities:
Stock options and restricted share awards	—	453	—	522
Weighted-average number of common shares outstanding — diluted	239,508	239,804	239,461	239,805
Net income (loss) attributable to Amkor per common share:
Basic	$(0.04)	$0.14	$(0.14)	$0.18
Diluted	(0.04)	0.14	(0.14)	0.18

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Stock options and restricted share awards	7,618	3,644	7,618	3,524

7.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2018	$2,659	$21,153	$23,812
Other comprehensive income (loss) before reclassifications	—	3,694	3,694
Amounts reclassified from accumulated other comprehensive income (loss)	(189)	—	(189)
Other comprehensive income (loss)	(189)	3,694	3,505
Accumulated other comprehensive income (loss) at June 30, 2019	$2,470	$24,847	$27,317

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	—	3,947	3,947
Amounts reclassified from accumulated other comprehensive income (loss)	(81)	—	(81)
Other comprehensive income (loss)	(81)	3,947	3,866
Accumulated other comprehensive income (loss) at June 30, 2018	$6,222	$20,163	$26,385

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 13).

8.    Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2019, we sold receivables totaling $149.1 million and $304.8 million, net of discounts and fees of $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2018, we sold receivables totaling $203.1 million and $428.6 million, net of discounts and fees of $2.0 million and $3.8 million, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Land	$219,991	$222,884
Land use rights (1)	—	26,845
Buildings and improvements	1,569,785	1,523,065
Machinery and equipment	5,266,111	5,196,930
Finance lease assets	26,414	25,874
Software and computer equipment	218,268	213,440
Furniture, fixtures and other equipment	18,877	17,204
Construction in progress	16,753	44,381
Total property, plant and equipment	7,336,199	7,270,623
Accumulated depreciation and amortization	(4,820,666)	(4,620,175)
Total property, plant and equipment, net	$2,515,533	$2,650,448

(1)	Effective January 1, 2019, and in connection with the adoption of Topic 842, land use rights were reclassified to operating lease right of use asset within our Consolidated Balance Sheet.

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation expense	$132,642	$142,497	$268,139	$284,502

10.    Leases

We lease certain machinery and equipment, office space, and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) combined with the non-lease components (e.g., common-area maintenance costs). We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 86 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options to purchase the leased property.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(In thousands)
Operating lease cost	$9,679	$17,726
Finance lease cost
Amortization of leased assets	1,145	2,210
Interest on lease liabilities	198	413
Total finance lease cost	1,343	2,623
Short-term lease cost	1,933	4,361
Variable lease cost	1,479	3,129
Net lease cost	$14,434	$27,839

Rent expense was $11.2 million and $24.0 million for three and six months ended June 30, 2018, respectively.
Other information related to leases was as follows:

For the Six Months Ended June 30, 2019
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,408
Operating cash flows for finance leases	419
Financing cash flows for finance leases	2,746

Weighted Average Remaining Lease Term (Years)
Operating leases	4.8
Finance leases	4.3

Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	4.8%

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Maturities of lease liabilities were as follows:

	June 30, 2019		December 31, 2018
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In thousands)
2019 - Remaining	$19,752	$4,051	$32,461	$6,430
2020	34,340	5,557	24,630	4,555
2021	24,658	5,642	17,676	4,748
2022	13,349	1,410	10,942	936
2023	9,307	946	9,008	936
Thereafter	26,515	3,846	26,070	3,807
Total future minimum lease payments	127,921	21,452	$120,787	$21,412
Less: Imputed interest	(13,952)	(2,402)
Total	$113,969	$19,050

As of June 30, 2019, we have entered into additional lease agreements that have not yet commenced of approximately $21.8 million.

11.    Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Payroll and benefits	$95,452	$124,943
Short-term operating lease liability	33,920	—
Income taxes payable	19,748	38,567
Deferred revenue and customer advances	16,621	16,736
Accrued severance plan obligations	13,423	13,179
Accrued interest	11,652	10,302
Other accrued expenses	55,799	54,482
Total accrued expenses	$246,615	$258,209

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30, 2019	December 31, 2018
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.375% Senior notes, due October 2022 (1)	$—	$524,971
6.625% Senior notes, due September 2027 (1)	525,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, LIBOR plus the applicable bank rate, due October 2019 (2)	—	—
Term loan, fixed rate at 3.70%, due May 2020 (3)	40,000	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (4)	84,000	125,000
Term loan, LIBOR plus 2.56%, due December 2023	200,000	200,000
Term loan, applicable bank rate plus 1.98%, due December 2028 (4)	66,000	24,000
J-Devices Corporation:
Short-term term loans, variable rate (5)	12,888	8,232
Term loan, fixed rate at 0.86%, due June 2022	27,816	31,908
Term loan, fixed rate at 0.60%, due July 2022	6,027	6,838
Term loan, fixed rate at 1.30%, due July 2023	204,915	225,180
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.80%, due December 2019 (6)	—	48,000
Term loan, LIBOR plus 1.60%, due March 2022 (6)	29,500	—
Term loan, LIBOR Plus 1.40%, due March 2022 (6)	19,750	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (7)	80,000	—
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020 (Taiwan) (8)	20,000	20,000
	1,315,896	1,334,129
Less: Unamortized premium, discount and deferred debt costs, net	(7,721)	(1,818)
Less: Short-term borrowings and current portion of long-term debt	(198,230)	(114,579)
Long-term debt	$1,109,945	$1,217,732

(1)
In April 2019, we redeemed the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022 (“2022 Notes”). In accordance with the terms of the indenture governing the 2022 Notes, the redemption price was 101.594% of the principal amount of the 2022 Notes plus accrued and unpaid interest. We recorded an $8.4 million loss on extinguishment related to the call premium paid and other debt related costs associated with the 2022 Notes. The redemption of the 2022 Notes was funded with net proceeds from our issuance of $525 million of 6.625% Senior Notes due September 2027 (“2027 Notes”) in March 2019, together with cash on hand. The 2027 Notes were issued at a discount of 99.5% or $2.6 million and are senior unsecured obligations. Interest is

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

payable semiannually on March 15 and September 15 of each year, commencing September 15, 2019. We incurred $3.6 million of debt issuance costs associated with the 2027 Notes.

(2)
In October 2018, we entered into a revolving credit facility agreement with availability of $30.0 million. Principal will be payable at maturity in October 2019. Interest will be payable monthly in arrears, at LIBOR plus the applicable bank rate. As of June 30, 2019, $30.0 million was available to be drawn.

(3)	In May 2017, we entered into a $120.0 million term loan agreement due May 2020 with a fixed interest rate of 3.7%. During the six months ended June 30, 2019, we repaid $80 million.
In July 2019, we entered into a term loan agreement pursuant to which we may borrow up to $180.0 million for purchases of materials. Principal is payable at maturity in July 2022. Interest will be payable quarterly in arrears, at the applicable bank rate plus 2.03%. We borrowed $40.0 million at 3.8% in July 2019 under this term loan to repay the remaining $40.0 million outstanding balance for the term loan due May 2020.

(4)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity in June 2020. Interest is payable quarterly in arrears, at a fund floating rate plus 1.60% (4.54% as of June 30, 2019). During the six months ended June 30, 2019, we repaid $41.0 million of the outstanding balance of this term loan using the proceeds from our term loan due December 2028.

In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. During the six months ended June 30, 2019, we borrowed $42.0 million of this term loan and used the proceeds to repay part of the term loan due June 2020. Principal of this term loan is payable in semiannual installments beginning June 2022 and ending at maturity in December 2028. Interest is payable quarterly in arrears, at the applicable bank rate plus 1.98% (4.50% as of June 30, 2019). As of June 30, 2019, $24.0 million was available to be drawn.

(5)
We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of June 30, 2019 is at TIBOR plus 0.10% to 0.20% (weighted average of 0.20% as of June 30, 2019). As of June 30, 2019, $4.0 million was available to be drawn.

(6)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity in December 2019. Interest is payable quarterly at a floating rate of LIBOR plus 1.80%. During the six months ended June 30, 2019, we repaid the entire $48.0 million outstanding balance of this term loan using the proceeds from our term loans due March 2022.

In March 2019, we entered into a $30.0 million term loan agreement due March 2022. We borrowed $30.0 million under this term loan and repaid part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at a floating rate of LIBOR plus 1.60% (4.06% as of June 30, 2019).
In April 2019, we entered into a term loan agreement with availability of $20.0 million due March 2022. We borrowed $20.0 million under this term loan and repaid part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at a floating rate of LIBOR plus 1.40% (3.85% as of June 30, 2019).

(7)
In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75% (3.69% as of June 30, 2019). We borrowed $80 million in June 2019, which was repaid in July 2019. As of June 30, 2019, $83.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)
In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly at TAIFX plus the applicable bank rate (3.59% as of June 30, 2019). As of June 30, 2019, $19.0 million was available to be drawn.

Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. We were in compliance with all debt covenants at June 30, 2019.

13.    Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$7,789	$8,299	$15,766	$16,715
Interest cost	1,305	1,226	2,629	2,469
Expected return on plan assets	(1,595)	(1,417)	(3,213)	(2,859)
Recognized actuarial gain	(94)	(42)	(188)	(77)
Net periodic pension cost	$7,405	$8,066	$14,994	$16,248

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Defined contribution expense	$3,352	$3,017	$7,756	$7,013

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

Recurring fair value measurements consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash equivalent money market funds (Level 1)	$58,812	$74,407
Restricted cash money market funds (Level 1)	2,590	2,589

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$522,443	$518,930	$526,131	$524,978
Revolving credit facilities and term loans (Level 2)	795,096	789,245	803,867	807,333
Total debt	$1,317,539	$1,308,175	$1,329,998	$1,332,311

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

We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers. This is particularly true in the mobile communications market, where growth generally outpaces the semiconductor industry rate. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Our sales of advanced packages into the automotive market are growing as well, largely due to new, data-intensive applications, which require increased pin count and performance. We believe that our technology leadership and this technology transition create significant growth opportunities for us.

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve through joint ventures, acquisitions and other strategic investments. For example, in May 2017 we acquired Nanium, which has strengthened our position in the market for wafer-level fan-out packaging. In December 2015 we completed the acquisition of J-Devices, the largest provider of outsourced semiconductor assembly and test services in Japan. J-Devices is primarily focused on the automotive, industrial and consumer end markets. We believe that taking advantage of these opportunities helps diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited; Qualcomm Incorporated; and Toshiba Memory Corporation. Our contract foundry customers include: Samsung Electronics Company Limited; and Taiwan Semiconductor Manufacturing Company Limited.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We believe that there is currently an inventory correction in the smartphone market and that the general semiconductor market is going through a typical cyclical correction. We cannot predict the timing, strength or duration of any correction, economic slowdown or subsequent economic recovery.

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

Financial Summary

Our net sales decreased $170.4 million or 16.0% to $895.3 million for the three months ended June 30, 2019 from $1,065.7 million for the three months ended June 30, 2018. This decrease was attributable to inventory corrections in the smartphone market and a cyclical correction of the general semiconductor market.

Gross margin for the three months ended June 30, 2019 decreased to 13.8% from 15.9% for the three months ended June 30, 2018. The decline in gross margin was primarily due to lower revenue and reduced capacity utilization, partially offset by favorable changes in product mix and foreign currency exchange rates.

Our capital expenditures totaled $273.7 million for the six months ended June 30, 2019, compared to $389.6 million for the six months ended June 30, 2018. The decrease in spending is primarily due to our decision to reduce spending on incremental capacity during a period of reduced demand.

Net cash provided by operating activities was $168.9 million for the six months ended June 30, 2019, compared to $206.4 million for the six months ended June 30, 2018. This decrease was primarily due to lower net income, partially offset by changes in our net working capital.

In March 2019, we issued $525 million aggregate principal amount of our 6.625% Senior Notes due 2027. The net proceeds from this issuance were used, together with cash on hand, to redeem the $525 million aggregate principal amount of our 6.375% Senior Notes due 2022 in April 2019.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	38.0%	38.9%	38.0%	37.9%
Labor	17.4%	16.0%	17.4%	16.8%
Other manufacturing costs	30.8%	29.2%	31.0%	29.6%
Gross margin	13.8%	15.9%	13.6%	15.7%
Operating income	2.5%	5.1%	2.0%	4.3%
Net income attributable to Amkor	(1.1)%	3.1%	(1.8)%	2.0%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Net sales	$895,305	$1,065,684	$(170,379)	(16.0)%	$1,790,269	$2,091,003	$(300,734)	(14.4)%

The decrease in net sales for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was attributable to inventory corrections in the smartphone market and a cyclical correction of the general semiconductor market.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands, except percentages)
Gross profit	$123,454	$169,717	$(46,263)	$244,215	$327,488	$(83,273)
Gross margin	13.8%	15.9%	(2.1)%	13.6%	15.7%	(2.1)%

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

Gross margin decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to lower revenue and reduced capacity utilization, partially offset by favorable changes in product mix and foreign currency exchange rates.

Gross margin decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to lower revenue and reduced capacity utilization, partially offset by lower employee compensation costs at our factories and favorable changes in foreign currency exchange rates.

Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Selling, general and administrative	$64,758	$74,700	$(9,942)	(13.3)%	$136,345	$155,423	$(19,078)	(12.3)%

Selling, general and administrative expenses for the three and six months ended June 30, 2019 decreased compared to the three and six months ended June 30, 2018, primarily due to decreased employee compensation costs, a gain on sale of real estate in Japan and favorable foreign currency exchange rate movements.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Research and development	$36,186	$41,076	$(4,890)	(11.9)%	$71,940	$82,005	$(10,065)	(12.3)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and six months ended June 30, 2019 decreased compared to the three and six months ended June 30, 2018. We realized reductions in costs for projects that moved into production, partially offset by new development projects, primarily at K5, our factory and research and development facility in Korea.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Interest expense	$18,653	$21,127	$(2,474)	(11.7)%	$37,926	$41,138	$(3,212)	(7.8)%
Interest income	(1,598)	(955)	(643)	67.3%	(3,662)	(1,943)	(1,719)	88.5%
Foreign currency (gain) loss, net	606	(7,110)	7,716	>(100)%	(1,407)	(2,397)	990	(41.3)%
Loss on debt retirement	8,356	18	8,338	>100%	8,356	18	8,338	>100%
Other (income) expense, net	(398)	(2,954)	2,556	(86.5)%	(886)	(3,247)	2,361	(72.7)%
Total other expense, net	$25,619	$10,126	$15,493	>100%	$40,327	$33,569	$6,758	20.1%

Interest expense decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to the redemption of $200 million of our 6.625% Senior Notes due 2021 in August 2018. This redemption was funded with proceeds from a term loan with a significantly lower interest rate. The interest expense decrease was partially offset by the interest incurred under our new $525 million aggregate principal amount of our 6.625% Senior Notes due September 2027 which were issued in March 2019.

The changes in foreign currency (gain) loss, net for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.

Loss on debt retirement increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to the early redemption in April 2019 of the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022.

Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Income tax expense	$5,897	$10,631	$(4,734)	$27,277	$13,112	$14,165

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates similar to the U.S. federal and state combined tax rate of approximately 25%. Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense for the six months ended June 30, 2019 also includes a $14.9 million non-cash discrete tax expense primarily for the recognition of a valuation allowance for certain deferred tax assets.

During the six months ended June 30, 2019 and 2018, our subsidiaries in Korea, the Philippines and Singapore operated under tax holidays. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expired during 2018. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending, debt service requirements and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditure, debt service and other financial requirements for at least the next twelve months. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. In March 2019, we issued $525 million of 6.625% Senior Notes due September 2027 (the “2027 Notes”). Additionally, in April 2019, we redeemed the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due October 2022 (the “2022 Notes”). The redemption was funded with net proceeds from our issuance of the 2027 Notes, together with cash on hand. We refer you to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2019, we had cash and cash equivalents of $551.4 million. Included in our cash balance as of June 30, 2019 is $489.3 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.

The borrowing base under our $250.0 million first lien senior secured revolving credit facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (“Singapore Revolver”), is limited to the amount of eligible accounts receivable. As of June 30, 2019, we had outstanding borrowings of $80.0 million, additional availability of $83.0 million, and no outstanding standby letters of credit. Our foreign subsidiaries had $132.0 million available to be drawn under revolving credit facilities, including the Singapore Revolver, and $28.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.

As of June 30, 2019, we had $1,308.2 million of debt. Our scheduled principal repayments on debt include $43.6 million due over the remainder of 2019, $205.3 million due in 2020, $61.3 million due in 2021, $107.9 million due in 2022, $325.6 million due in 2023, and $572.1 million due thereafter. We were in compliance with all debt covenants at June 30, 2019, and we expect to remain in compliance with these covenants for at least the next twelve months.

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the six months ended June 30, 2019 and 2018, we sold receivables totaling $304.8 million and $428.6 million, net of discounts and fees of $2.2 million and $3.8 million, respectively.

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

Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2019, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the program since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers. We expect 2019 capital expenditures to be approximately $475 million. During the six months ended June 30, 2019, our capital expenditures totaled $273.7 million. Ultimately, the amount of our 2019 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In addition, we are subject to risks associated with our capital expenditures, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption “Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.”

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2019 and 2018, was as follows:

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities	$168,928	$206,379
Investing activities	(261,023)	(386,318)
Financing activities	(40,181)	(38,494)

Operating activities:   Our cash flows provided by operating activities for the six months ended June 30, 2019 decreased by $37.5 million compared to the six months ended June 30, 2018, primarily due to lower net income, partially offset by changes in our net working capital.

Investing activities:   Our cash flows used in investing activities, which decreased compared to the six months ended June 30, 2018, are principally for payments for property, plant and equipment. The decrease is primarily due to our initiative to reduce spending on incremental capacity during a period of reduced demand.

Financing activities:   The net cash used in financing activities for the six months ended June 30, 2019 was primarily due to the redemption of the 2022 Notes as well as repayments of debt in Japan and Korea, partially offset by our issuance of the 2027 Notes and draw down of our Singapore Revolver. The net cash used in financing activities for the six months ended June 30, 2018 was primarily due to repayments of debt in Japan.

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

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$168,928	$206,379
Payments for property, plant and equipment	(273,672)	(389,568)
Proceeds from sale of and insurance recovery for property, plant and equipment	9,785	603
Free cash flow	$(94,959)	$(182,586)

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2019 - Remaining	2020	2021	2022	2023	Thereafter
	(In thousands)
Total debt	$1,315,896	$43,559	$205,342	$61,342	$107,920	$325,590	$572,143
Scheduled interest payment obligations (1)	375,538	29,240	54,577	50,960	48,684	47,123	144,954
Purchase obligations (2)	102,914	78,444	8,943	7,857	4,883	1,411	1,376
Operating lease obligations (3)	127,921	19,752	34,340	24,658	13,349	9,307	26,515
Finance lease obligations (3)	21,452	4,051	5,557	5,642	1,410	946	3,846
Severance obligations (4)	130,993	6,712	11,260	10,239	9,278	8,437	85,067
Total contractual obligations	$2,074,714	$181,758	$320,019	$160,698	$185,524	$392,814	$833,901

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2019 for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at June 30, 2019.

(3)	Represents future minimum lease payments including interest payments.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2019 include:

•	$57.0 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$31.3 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, there were no significant changes in our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

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

Foreign Currency Risk

The U.S. dollar is the reporting and functional currency for us and our subsidiaries, except for J-Devices, where the Japanese Yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. On a limited basis, we use forward contracts to mitigate foreign currency risk of certain monetary liabilities denominated in foreign currencies.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2019 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2019 would have been approximately $14 million lower, due to the remeasurement of monetary assets and liabilities. We have a significant net monetary liability at our subsidiary in Korea, principally related to our Korean severance plan.

In addition, we have foreign currency exchange rate exposure for our results of operations. For the six months ended June 30, 2019, approximately 75% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the six months ended June 30, 2019, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies of the country where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these currencies in Asia, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2019 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2019 would have been approximately $49 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $3.7 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2019:

	2019 - Remaining	2020	2021	2022	2023	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$29,671	$99,342	$59,342	$54,242	$36,161	$525,000	$803,758	$801,527
Average interest rate	1.2%	2.2%	1.2%	1.2%	1.3%	6.6%	4.9%
Variable rate debt	$13,888	$106,000	$2,000	$53,678	$289,429	$47,143	$512,138	$516,012
Average interest rate	0.5%	4.3%	4.0%	4.1%	4.6%	4.5%	4.3%
Total debt maturities	$43,559	$205,342	$61,342	$107,920	$325,590	$572,143	$1,315,896	$1,317,539

For information regarding the fair value of our long-term debt, see Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
political instability and government shutdowns, civil disturbances or environmental or natural events, such as earthquakes like the recent ones in Japan, that impact our operations, and international events, such as the United Kingdom’s ongoing negotiations to leave the European Union;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	costs of acquisitions and divestitures and difficulties integrating acquisitions;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in interest rates and currency exchange rates, including the potential impact of the phase-out of LIBOR on our variable rate debt;

•	fluctuations in our manufacturing yields;

•	our ability to penetrate new end markets or expand our business in existing end markets;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive and

•	restructuring charges, asset write-offs and impairments.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2019, our total debt balance was $1,308.2 million, of which $198.2 million was classified as a current liability and $539.3 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings, or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

In addition, certain of our credit agreements use LIBOR or other reference rates to determine the rate of interest payable on our borrowings. The United Kingdom’s Financial Conduct Authority intends to phase out LIBOR by the end of 2021. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to proposed alternative rates or the effect of any changes to, or discontinuation of, LIBOR. If reference rates under our credit agreements are no longer available or if our lenders have increased costs due to changes in reference rates, we may experience increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

We operate in a capital-intensive industry. We had capital expenditures of $273.7 million during the six months ended June 30, 2019. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2019 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

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

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $131.0 million as of June 30, 2019. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.

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

We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time we make additions or changes to our information technology systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices’ information technology systems with our existing systems and processes. In addition, in May 2017, we completed our acquisition of Nanium and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:

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

Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility and operational consolidations, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:

•	increasing the scope, geographic diversity and complexity of our operations;

•	conforming an acquired company’s standards, practices, systems and controls with our operations;

•	increasing complexity from combining recent acquisitions of an acquired business;

•	unexpected losses of key employees or customers of an acquired business; other difficulties in the assimilation of acquired operations, technologies or products and

•	diversion of management and other resources from other parts of our operations and adverse effects on existing business relationships with customers.

In connection with these activities, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which may dilute the ownership of current stockholders;

•	incur substantial debt;

•	incur or assume known or unknown contingent liabilities and

•	incur large, immediate accounting write offs and face antitrust or other regulatory inquiries or actions.
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

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the severe earthquake and tsunami in Japan in 2011 had a significant adverse effect on the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers’ supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of 28 nanometer wafers to some of our customers in 2012 delayed or otherwise adversely impacted the demand for certain of our advanced packaging and test services.

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

The demand for our services from each customer is directly dependent upon that customer’s financial health, level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer’s qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from time to time resulting in the loss or reduction of customer orders. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.

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

Our tax liabilities are based, in part, on our corporate structure, interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, taxing authorities may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for tax holidays. If they do not agree, we may seek to enter into settlements with the taxing authorities. We may also appeal a taxing authority’s determination to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail or if we enter into settlements with taxing authorities, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, we expect that our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.

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

The Enactment of Recent Tax Reform Could Materially Impact Our Financial Position and Results of Operations.

On December 22, 2017, the Tax Act was signed into law. The Tax Act made significant changes to the U.S. tax code. Changes include a reduction of the U.S. federal corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limitations on tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we expected to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal corporate tax rate of 21%. In 2018, we updated our provisional estimate of the impact of the Tax Act, and recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017. Our accounting for the impact of the Tax Act is now complete in accordance with SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”). However, there is uncertainty in the application of many aspects of the Tax Act and additional guidance with respect to the Tax Act may affect our estimates and could have a material impact on our income tax expense.

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

The semiconductor packaging process generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Environmental, health and safety laws and regulations in places we do business, impose various controls on the use, storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. For example, the European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties or hazardous substances in the products we manufacture. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits negatively affecting our ability to maintain or expand our operations, and we could suffer reputational harm.

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

As of June 30, 2019, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, a member of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.7 million shares, or approximately 59%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.1 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	5,425	6.55	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	5,425	$6.55	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million was approved in August 2011 and $150.0 million was approved in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2019, we made no common stock purchases, and at June 30, 2019, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Retirement and Release Agreement, dated May 15, 2019, between Amkor Technology, Inc. and Gil C. Tily.					X
10.2	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan.					X
10.3	Amendment to Loan and Security Agreement, dated as of July 8, 2019, by and amount Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.					X
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
X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Corporate Vice President and
Chief Financial Officer

Date: August 1, 2019