Form 10-Q
period 2019-09-30
AMKOR TECHNOLOGY, INC.
filed 2019-10-31
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 25, 2019 was 239,783,075.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding (1) the amount, timing and focus of our expected capital investments in 2019 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the “Tax Act”) on our taxes, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt, (9) payment of dividends, (10) compliance with our debt covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, and (18) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$1,083,917	$1,144,192	$2,874,186	$3,235,195
Cost of sales	901,677	943,485	2,447,731	2,707,000
Gross profit	182,240	200,707	426,455	528,195
Selling, general and administrative	70,458	70,463	206,803	225,886
Research and development	32,927	37,541	104,867	119,546
Total operating expenses	103,385	108,004	311,670	345,432
Operating income	78,855	92,703	114,785	182,763
Interest expense	16,988	19,770	54,914	60,908
Other (income) expense, net	(1,760)	1,315	641	(6,254)
Total other expense, net	15,228	21,085	55,555	54,654
Income before taxes	63,627	71,618	59,230	128,109
Income tax expense	9,141	14,326	36,418	27,438
Net income	54,486	57,292	22,812	100,671
Net income attributable to non-controlling interests	(416)	(630)	(1,071)	(1,874)
Net income attributable to Amkor	$54,070	$56,662	$21,741	$98,797

Net income attributable to Amkor per common share:
Basic	$0.23	$0.24	$0.09	$0.41
Diluted	$0.23	$0.24	$0.09	$0.41

Shares used in computing per common share amounts:
Basic	239,586	239,370	239,503	239,312
Diluted	239,937	239,766	239,858	239,783

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$54,486	$57,292	$22,812	$100,671
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(125)	(45)	(314)	(126)
Foreign currency translation	51	(6,611)	3,745	(2,664)
Total other comprehensive income (loss)	(74)	(6,656)	3,431	(2,790)
Comprehensive income	54,412	50,636	26,243	97,881
Comprehensive income attributable to non-controlling interests	(416)	(630)	(1,071)	(1,874)
Comprehensive income attributable to Amkor	$53,996	$50,006	$25,172	$96,007

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$598,753	$681,569
Restricted cash	2,590	2,589
Accounts receivable, net of allowances	803,104	724,456
Inventories	216,663	230,589
Other current assets	41,891	32,005
Total current assets	1,663,001	1,671,208
Property, plant and equipment, net	2,466,067	2,650,448
Operating lease right of use asset	141,467	—
Goodwill	26,104	25,720
Restricted cash	2,874	3,893
Other assets	106,417	144,178
Total assets	$4,405,930	$4,495,447
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$102,952	$114,579
Trade accounts payable	477,900	530,398
Capital expenditures payable	157,527	255,237
Accrued expenses	253,876	258,209
Total current liabilities	992,255	1,158,423
Long-term debt	1,195,005	1,217,732
Pension and severance obligations	178,530	184,321
Long-term operating lease liability	85,094	—
Other non-current liabilities	67,426	79,071
Total liabilities	2,518,310	2,639,547
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 285,607 and 285,352 shares issued; and 239,624 and 239,385 shares outstanding in 2019 and 2018, respectively	286	285
Additional paid-in capital	1,915,481	1,909,425
Retained earnings	134,930	113,189
Accumulated other comprehensive income (loss)	27,243	23,812
Treasury stock, at cost, 45,983 and 45,967 shares, in 2019 and 2018, respectively	(216,301)	(216,171)
Total Amkor stockholders’ equity	1,861,639	1,830,540
Non-controlling interests in subsidiaries	25,981	25,360
Total equity	1,887,620	1,855,900
Total liabilities and equity	$4,405,930	$4,495,447
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2019	285,510	$285	$1,913,103	$80,860	$27,317	(45,978)	$(216,254)	$1,805,311	$25,865	$1,831,176
Net income	—	—	—	54,070	—	—	—	54,070	416	54,486
Other comprehensive income (loss)	—	—	—	—	(74)	—	—	(74)	—	(74)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(47)	(47)	—	(47)
Issuance of stock through share-based compensation plans	97	1	434	—	—	—	—	435	—	435
Share-based compensation	—	—	1,944	—	—	—	—	1,944	—	1,944
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at September 30, 2019	285,607	$286	$1,915,481	$134,930	$27,243	(45,983)	$(216,301)	$1,861,639	$25,981	$1,887,620

Balance at December 31, 2018	285,352	$285	$1,909,425	$113,189	$23,812	(45,967)	$(216,171)	$1,830,540	$25,360	$1,855,900
Net income	—	—	—	21,741	—	—	—	21,741	1,071	22,812
Other comprehensive income (loss)	—	—	—	—	3,431	—	—	3,431	—	3,431
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(16)	(130)	(130)	—	(130)
Issuance of stock through share-based compensation plans	255	1	870	—	—	—	—	871	—	871
Share-based compensation	—	—	5,186	—	—	—	—	5,186	—	5,186
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(450)	(450)
Balance at September 30, 2019	285,607	$286	$1,915,481	$134,930	$27,243	(45,983)	$(216,301)	$1,861,639	$25,981	$1,887,620

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2018	285,322	$285	$1,906,936	$28,232	$26,385	(45,956)	$(216,087)	$1,745,751	$24,407	$1,770,158
Net income	—	—	—	56,662	—	—	—	56,662	630	57,292
Other comprehensive income (loss)	—	—	—	—	(6,656)	—	—	(6,656)	—	(6,656)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(48)	(48)	—	(48)
Issuance of stock through share-based compensation plans	13	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1,235	—	—	—	—	1,235	—	1,235
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(140)	(140)
Balance at September 30, 2018	285,335	$285	$1,908,171	$84,894	$19,729	(45,961)	$(216,135)	$1,796,944	$24,897	$1,821,841

Balance at December 31, 2017	285,129	$285	$1,903,357	$(13,903)	$22,519	(45,945)	$(215,982)	$1,696,276	$23,433	$1,719,709
Net income	—	—	—	98,797	—	—	—	98,797	1,874	100,671
Other comprehensive income (loss)	—	—	—	—	(2,790)	—	—	(2,790)	—	(2,790)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(16)	(153)	(153)	—	(153)
Issuance of stock through share-based compensation plans	206	—	1,023	—	—	—	—	1,023	—	1,023
Share-based compensation	—	—	3,791	—	—	—	—	3,791	—	3,791
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(410)	(410)
Balance at September 30, 2018	285,335	$285	$1,908,171	$84,894	$19,729	(45,961)	$(216,135)	$1,796,944	$24,897	$1,821,841

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$22,812	$100,671
Depreciation and amortization	398,013	429,181
Other operating activities and non-cash items	51,533	(2,006)
Changes in assets and liabilities	(189,026)	(100,628)
Net cash provided by operating activities	283,332	427,218
Cash flows from investing activities:
Payments for property, plant and equipment	(328,497)	(478,036)
Proceeds from sale of property, plant and equipment	8,495	1,606
Proceeds from insurance recovery for property, plant and equipment	1,538	—
Other investing activities	(353)	3,160
Net cash used in investing activities	(318,817)	(473,270)
Cash flows from financing activities:
Proceeds from revolving credit facilities	172,700	—
Payments of revolving credit facilities	(92,700)	(75,000)
Proceeds from short-term debt	51,434	23,341
Payments of short-term debt	(42,067)	(35,125)
Proceeds from issuance of long-term debt	714,375	372,226
Payments of long-term debt	(847,155)	(279,697)
Payments of finance lease obligations	(4,358)	(2,669)
Other financing activities	(1,963)	(2,482)
Net cash provided by (used in) financing activities	(49,734)	594
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,385	(3,273)
Net decrease in cash, cash equivalents and restricted cash	(83,834)	(48,731)
Cash, cash equivalents and restricted cash, beginning of period	688,051	602,851
Cash, cash equivalents and restricted cash, end of period	$604,217	$554,120
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$157,959	$254,244
Right of use assets acquired through finance lease liabilities	7,628	13,272
Right of use assets acquired through operating lease liabilities	42,217	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Statements

Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2018 Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2018, filed on Form 10-K with the SEC on February 22, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

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

Unbilled Receivables. Total unbilled receivables as of September 30, 2019 and December 31, 2018 were $109.7 million and $89.3 million, respectively.

2. New Accounting Standards

Recently Adopted Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended and clarified. Topic 842 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. The standard also requires the lessee to recognize a right-of-use asset and a corresponding lease liability for both finance leases and operating leases. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes a straight-line lease expense. The standard permits the use of two alternative transition approaches, either with application in all comparative periods presented or with application beginning with the effective date without restating comparative period financial statements.

Effective January 1, 2019, we adopted the requirements of Topic 842 using the modified transition approach without restating the comparative period financial statements. The new standard resulted in increases in our operating lease right of use asset, accrued expenses and long-term operating lease liability account balances to record our operating leases on our Consolidated Balance Sheet. The new standard also resulted in additional disclosures for our operating and finance leases (Note 10). In accordance with Topic 842, we applied practical expedients permitted under the transition guidance, which allowed us to not:
•Reassess whether any existing contracts are or contain a lease,
•Reassess the lease classification for any existing contracts,
•Reassess initial direct costs for any existing leases, and
•Separate non-lease components from lease components and instead to account for them as a single lease component for all asset classes.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Net Sales by Product Group and End Market

Net sales by product group consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Advanced products (1)	$588,975	$582,165	$1,444,059	$1,554,158
Mainstream products (2)	494,942	562,027	1,430,127	1,681,037
Total net sales	$1,083,917	$1,144,192	$2,874,186	$3,235,195

(1)Advanced products include flip chip and wafer-level processing and related test services.
(2)Mainstream products include wirebond packaging and related test services.

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Communications (handheld devices, smartphones, tablets)	41%	47%	39%	44%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	26%	25%	28%	26%
Computing (datacenter, infrastructure, PC/laptop, storage)	15%	17%	17%	18%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	18%	11%	16%	12%
Total net sales	100%	100%	100%	100%

4. Other Income and Expense

Other income and expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$(1,269)	$(941)	$(4,931)	$(2,884)
Foreign currency (gain) loss, net	(174)	1,352	(1,581)	(1,045)
Loss on debt retirement	179	1,149	8,535	1,167
Other	(496)	(245)	(1,382)	(3,492)
Other (income) expense, net	$(1,760)	$1,315	$641	$(6,254)

5. Income Taxes

Income tax expense of $36.4 million for the nine months ended September 30, 2019 reflects income taxes, foreign withholding taxes and minimum taxes. Income tax expense for the nine months ended September 30, 2019 also includes an $11.8 million discrete tax expense primarily for the recognition of a valuation allowance for certain deferred tax assets.

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities,

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

projected future taxable income, tax-planning strategies and results of recent operations. Based on current projections of future taxable income in foreign jurisdictions, certain foreign deferred tax assets are not expected to be realized, including certain tax credit carryforwards that are expected to expire unused.

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

Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $25.3 million at December 31, 2018 to $20.4 million as of September 30, 2019, primarily related to the effective settlement of an examination. All of our unrecognized tax benefits would reduce our effective tax rate, if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.

We have tax returns that are open to examination in various jurisdictions for tax years 2012-2018. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount or timing of income, deductions and tax credits. There can be no assurance that the outcome of the examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include income tax returns in the Philippines (2012-2013) and Korea (2015-2018).

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

The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$54,070	$56,662	$21,741	$98,797

Weighted-average number of common shares outstanding — basic	239,586	239,370	239,503	239,312
Effect of dilutive securities:
Stock options and restricted share awards	351	396	355	471
Weighted-average number of common shares outstanding — diluted	239,937	239,766	239,858	239,783
Net income attributable to Amkor per common share:
Basic	$0.23	$0.24	$0.09	$0.41
Diluted	0.23	0.24	0.09	0.41

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock options and restricted share awards	6,347	3,656	6,487	3,544

7. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2018	$2,659	$21,153	$23,812
Other comprehensive income (loss) before reclassifications	—	3,745	3,745
Amounts reclassified from accumulated other comprehensive income (loss)	(314)	—	(314)
Other comprehensive income (loss)	(314)	3,745	3,431
Accumulated other comprehensive income (loss) at September 30, 2019	$2,345	$24,898	$27,243

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	—	(2,664)	(2,664)
Amounts reclassified from accumulated other comprehensive income (loss)	(126)	—	(126)
Other comprehensive income (loss)	(126)	(2,664)	(2,790)
Accumulated other comprehensive income (loss) at September 30, 2018	$6,177	$13,552	$19,729

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 13).

8. Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2019, we sold receivables totaling $175.4 million and $480.2 million, net of discounts and fees of $1.1 million and $3.3 million, respectively. For the three and nine months ended September 30, 2018, we sold receivables totaling $193.6 million and $622.2 million, net of discounts and fees of $1.6 million and $5.4 million, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Land	$219,928	$222,884
Land use rights (1)	—	26,845
Buildings and improvements	1,571,315	1,523,065
Machinery and equipment	5,298,866	5,196,930
Finance lease assets	31,096	25,874
Software and computer equipment	219,463	213,440
Furniture, fixtures and other equipment	19,644	17,204
Construction in progress	11,330	44,381
Total property, plant and equipment	7,371,642	7,270,623
Accumulated depreciation and amortization	(4,905,575)	(4,620,175)
Total property, plant and equipment, net	$2,466,067	$2,650,448

(1)Effective January 1, 2019, and in connection with the adoption of Topic 842, land use rights were reclassified to operating lease right of use asset within our Consolidated Balance Sheet.

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation expense	$128,846	$143,334	$396,984	$427,836

10. Leases

We lease certain machinery and equipment, office space and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) combined with the non-lease components (e.g., common-area maintenance costs). We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 86 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options to purchase the leased property.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(In thousands)
Operating lease cost	$11,664	$29,389
Finance lease cost
Amortization of leased assets	1,417	3,628
Interest on lease liabilities	254	666
Total finance lease cost	1,671	4,294
Short-term lease cost	2,050	6,411
Variable lease cost	1,428	4,557
Net lease cost	$16,813	$44,651

Rent expense was $9.3 million and $33.4 million for three and nine months ended September 30, 2018, respectively.
Other information related to leases was as follows:

For the Nine Months Ended September 30, 2019
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,254
Operating cash flows for finance leases	652
Financing cash flows for finance leases	4,358

Weighted Average Remaining Lease Term (Years)
Operating leases	4.4
Finance leases	3.9

Weighted Average Discount Rate
Operating leases	4.2%
Finance leases	4.6%

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Maturities of lease liabilities were as follows:

	September 30, 2019		December 31, 2018
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In thousands)
2019 - Remaining	$11,464	$2,317	$32,461	$6,430
2020	41,204	8,320	24,630	4,555
2021	31,232	7,248	17,676	4,748
2022	17,405	2,014	10,942	936
2023	9,818	941	9,008	936
Thereafter	26,842	3,757	26,070	3,807
Total future minimum lease payments	137,965	24,597	$120,787	$21,412
Less: Imputed interest	(13,736)	(2,366)
Total	$124,229	$22,231

As of September 30, 2019, we have entered into additional lease agreements that have not yet commenced of approximately $19.8 million.

11. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Payroll and benefits	$108,167	$124,943
Short-term operating lease liability	39,135	—
Deferred revenue and customer advances	16,104	16,736
Income taxes payable	14,845	38,567
Accrued severance plan obligations	12,667	13,179
Accrued interest	2,959	10,302
Other accrued expenses	59,999	54,482
Total accrued expenses	$253,876	$258,209

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2019	December 31, 2018
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.375% Senior notes, due October 2022 (1)	$—	$524,971
6.625% Senior notes, due September 2027 (1)	525,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, LIBOR plus the applicable bank rate, due October 2019 (2)	—	—
Term loan, fixed rate at 3.70%, due May 2020 (3) (5)	—	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (4) (5) (6)	24,000	125,000
Term loan, applicable bank rate plus 2.03%, due July 2022 (5)	40,000	—
Term loan, applicable bank rate plus 2.03%, due September 2022 (5)	60,000	—
Term loan, LIBOR plus 2.56%, due December 2023	200,000	200,000
Term loan, applicable bank rate plus 1.98%, due December 2028 (6)	66,000	24,000
J-Devices Corporation:
Short-term term loans, variable rate (7)	17,737	8,232
Term loan, fixed rate at 0.86%, due June 2022	25,444	31,908
Term loan, fixed rate at 0.60%, due July 2022	5,551	6,838
Term loan, fixed rate at 1.30%, due July 2023	192,450	225,180
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.80%, due December 2019 (8)	—	48,000
Term loan, LIBOR plus 1.60%, due March 2022 (8)	29,500	—
Term loan, LIBOR Plus 1.40%, due March 2022 (8)	19,750	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (9)	80,000	—
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020 (Taiwan) (10)	20,000	20,000
	1,305,432	1,334,129
Less: Unamortized premium, discount and deferred debt costs, net	(7,475)	(1,818)
Less: Short-term borrowings and current portion of long-term debt	(102,952)	(114,579)
Long-term debt	$1,195,005	$1,217,732

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)In April 2019, we redeemed the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022 (“2022 Notes”). In accordance with the terms of the indenture governing the 2022 Notes, the redemption price was 101.594% of the principal amount of the 2022 Notes plus accrued and unpaid interest. We recorded an $8.4 million loss on extinguishment related to the call premium paid and other debt related costs associated with the 2022 Notes. The redemption of the 2022 Notes was funded with net proceeds from our issuance of $525 million of 6.625% Senior Notes due September 2027 (“2027 Notes”) in March 2019, together with cash on hand. The 2027 Notes were issued at a discount of 99.5% or $2.6 million, and are senior unsecured obligations. Interest is payable semiannually on March 15 and September 15 of each year, commencing September 15, 2019. We incurred $3.6 million of debt issuance costs associated with the 2027 Notes.
(2)In October 2018, we entered into a revolving credit facility agreement with availability of $30.0 million. Principal is payable at maturity in October 2019. Interest is payable monthly in arrears, at LIBOR plus the applicable bank rate. As of September 30, 2019, $30.0 million was available to be drawn. In October 2019, we renewed this revolver with a new maturity date of October 2020.
(3)In May 2017, we entered into a $120.0 million term loan agreement due May 2020 with a fixed interest rate of 3.7%. During the nine months ended September 30, 2019, we repaid all $120.0 million of the outstanding balance of this term loan.
(4)In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity in June 2020. Interest is payable quarterly in arrears, at the bank's fund floating rate plus 1.60% (4.18% as of September 30, 2019). During the nine months ended September 30, 2019, we repaid $101.0 million of the outstanding balance of this term loan.
(5)In July 2019, we entered into an agreement pursuant to which we may borrow up to $180.0 million for purchases of materials through two term loans. Principal is payable at maturity and interest is payable quarterly in arrears, at the applicable bank rate plus 2.03%.
We borrowed $40.0 million under the first term loan in July 2019 to repay the remaining $40.0 million outstanding balance for the term loan due May 2020. This new term loan bears interest at a fixed rate of 3.80% and has a maturity date of July 2022.
We borrowed $60.0 million under the second term loan in September 2019 to repay part of the term loan due June 2020. The $60.0 million borrowing under the second term loan bears interest at a fixed rate of 3.59% and has a maturity date of September 2022. As of September 30, 2019, $80.0 million was available to be drawn under the second term loan.
(6)In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. During the nine months ended September 30, 2019, we borrowed $42.0 million of this term loan and used the proceeds to repay part of the term loan due June 2020. Principal of this term loan is payable in semiannual installments beginning June 2022 and ending at maturity in December 2028. Interest is payable quarterly in arrears, at the applicable bank rate plus 1.98% (the weighted average interest rate was 4.50% as of September 30, 2019). As of September 30, 2019, $24.0 million was available to be drawn.
(7)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2019 is at TIBOR plus 0.10% to 0.27% (weighted average of 0.23% as of September 30, 2019). As of September 30, 2019, $6.0 million was available to be drawn.
(8)In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity in December 2019. Interest is payable quarterly at a floating rate of LIBOR plus 1.80%. During the nine months ended September 30, 2019, we repaid the entire $48.0 million outstanding balance of this term loan using the proceeds from our term loans due March 2022.
In March 2019, we entered into a $30.0 million term loan agreement due March 2022. We borrowed $30.0 million under this term loan and repaid part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at a floating rate of LIBOR plus 1.60% (3.80% as of September 30, 2019).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In April 2019, we entered into a term loan agreement with availability of $20.0 million due March 2022. We borrowed $20.0 million under this term loan and repaid part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at a floating rate of LIBOR plus 1.40% (3.53% as of September 30, 2019).
(9)In July 2018, we entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75% (3.36% as of September 30, 2019). We borrowed $80 million in September 2019, which was repaid in October 2019. As of September 30, 2019, $151.0 million was available to be drawn.
(10)In November 2015, we entered into a $39.0 million revolving credit facility. Principal is payable at maturity. Interest is payable monthly at TAIFX plus the applicable bank rate (3.31% as of September 30, 2019). As of September 30, 2019, $19.0 million was available to be drawn.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of the collateral exceeds the carrying amount of the debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. We were in compliance with all debt covenants at September 30, 2019.

13. Pension Plans

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$7,747	$8,124	$23,513	$24,839
Interest cost	1,297	1,199	3,926	3,668
Expected return on plan assets	(1,585)	(1,390)	(4,798)	(4,249)
Recognized actuarial gain	(94)	(36)	(282)	(113)
Net periodic pension cost	$7,365	$7,897	$22,359	$24,145

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans

We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Defined contribution expense	$2,952	$2,595	$10,708	$9,608

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

Recurring fair value measurements consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Cash equivalent money market funds (Level 1)	$57,904	$74,407
Restricted cash money market funds (Level 1)	2,590	2,589

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$573,636	$519,069	$526,131	$524,978
Revolving credit facilities and term loans (Level 2)	784,644	778,888	803,867	807,333
Total debt	$1,358,280	$1,297,957	$1,329,998	$1,332,311

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

We typically look for opportunities in the advanced packaging and test area where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. For example, we are continuing our efforts to expand our sales to Chinese and Taiwanese fabless chip companies that make up a significant portion of the growing mid-tier and entry-level segments of the mobile device market. In addition, we are seeking new customers and deepening our engagement with existing customers. This includes an expanded emphasis on the automotive market, where semiconductor content continues to grow, and in the analog area for our mainstream wirebond technologies.

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

Our IDM customers include: Intel Corporation; Renesas Electronics Corporation; STMicroelectronics N.V.; Texas Instruments Incorporated and Toshiba Corporation. Our fabless customers include: Broadcom Limited; Qualcomm Incorporated; and Kioxia Holdings Corporation (previously known as Toshiba Memory Corporation). Our contract foundry customers include: Samsung Electronics Company Limited; and Taiwan Semiconductor Manufacturing Company Limited.

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

We operate in a capital-intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings.

Financial Summary

Our net sales decreased $60.3 million or 5.3% to $1,083.9 million for the three months ended September 30, 2019 from $1,144.2 million for the three months ended September 30, 2018. This decrease was generally attributable to a cyclical correction of the semiconductor market.

Gross margin for the three months ended September 30, 2019 decreased to 16.8% from 17.5% for the three months ended September 30, 2018. The decline in gross margin was primarily due to lower revenue and reduced capacity utilization, partially offset by our continued effort to control our manufacturing costs.

Our capital expenditures totaled $328.5 million for the nine months ended September 30, 2019, compared to $478.0 million for the nine months ended September 30, 2018. The decrease is primarily due to our decision to reduce spending on incremental capacity during a period of reduced demand.

Net cash provided by operating activities was $283.3 million for the nine months ended September 30, 2019, compared to $427.2 million for the nine months ended September 30, 2018. This decrease was primarily due to lower net income and changes in our net working capital.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	40.4%	40.3%	39.0%	38.7%
Labor	15.8%	15.1%	16.8%	16.2%
Other manufacturing costs	27.0%	27.1%	29.4%	28.8%
Gross margin	16.8%	17.5%	14.8%	16.3%
Operating income	7.3%	8.1%	4.0%	5.6%
Net income attributable to Amkor	5.0%	5.0%	0.8%	3.1%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Net sales	$1,083,917	$1,144,192	$(60,275)	(5.3)%	$2,874,186	$3,235,195	$(361,009)	(11.2)%

The decrease in net sales for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was generally attributable to a cyclical correction of the semiconductor market.

Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In thousands, except percentages)
Gross profit	$182,240	$200,707	$(18,467)	$426,455	$528,195	$(101,740)
Gross margin	16.8%	17.5%	(0.7)%	14.8%	16.3%	(1.5)%

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

Gross margin decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to lower revenue and reduced capacity utilization, partially offset by our continued effort to control our manufacturing costs.

Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Selling, general and administrative	$70,458	$70,463	$(5)	—%	$206,803	$225,886	$(19,083)	(8.4)%

Selling, general and administrative expenses for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018, primarily due to decreased employee compensation costs, a gain on sale of real estate in Japan and our continued effort to control expenses.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Research and development	$32,927	$37,541	$(4,614)	(12.3)%	$104,867	$119,546	$(14,679)	(12.3)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and nine months ended September 30, 2019 decreased compared to the three and nine months ended September 30, 2018. We realized reductions in costs for projects that moved into production, partially offset by new development projects, primarily at our research and development facility in Korea.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(In thousands, except percentages)
Interest expense	$16,988	$19,770	$(2,782)	(14.1)%	$54,914	$60,908	$(5,994)	(9.8)%
Interest income	(1,269)	(941)	(328)	34.9%	(4,931)	(2,884)	(2,047)	71.0%
Foreign currency (gain) loss, net	(174)	1,352	(1,526)	>(100)%	(1,581)	(1,045)	(536)	51.3%
Loss on debt retirement	179	1,149	(970)	(84.4)%	8,535	1,167	7,368	>100%
Other (income) expense, net	(496)	(245)	(251)	>100%	(1,382)	(3,492)	2,110	(60.4)%
Total other expense, net	$15,228	$21,085	$(5,857)	(27.8)%	$55,555	$54,654	$901	1.6%

Interest expense decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to the redemption in August 2018 of $200 million of our 6.625% Senior Notes due 2021. This redemption was funded with proceeds from a term loan with a significantly lower interest rate. The interest expense decrease was partially offset by the interest incurred under our new $525 million aggregate principal amount of our 6.625% Senior Notes due September 2027, which were issued in March 2019.

The changes in foreign currency (gain) loss, net for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were due to foreign currency exchange rate movements and the associated impact on our net monetary exposure at our foreign subsidiaries.

Loss on debt retirement increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the early redemption in April 2019 of the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022.

Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Income tax expense	$9,141	$14,326	$(5,185)	$36,418	$27,438	$8,980

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates similar to the U.S. federal and state combined tax rate of approximately 25%. Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense for the nine months ended September 30, 2019 also includes an $11.8 million discrete tax expense primarily for the recognition of a valuation allowance for certain deferred tax assets.
During the nine months ended September 30, 2019 and 2018, our subsidiaries in Korea, the Philippines and Singapore operated under tax holidays. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expired during 2018. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of September 30, 2019, we had cash and cash equivalents of $598.8 million. Included in our cash balance as of September 30, 2019 is $537.7 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.

The borrowing base under our $250.0 million first lien senior secured revolving credit facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (“Singapore Revolver”), is limited to the amount of eligible accounts receivable. As of September 30, 2019, we had outstanding borrowings of $80.0 million, additional availability of $151.0 million, and no outstanding standby letters of credit. Our foreign subsidiaries had $200.0 million available to be drawn under revolving credit facilities, including the Singapore Revolver, and $110.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.

As of September 30, 2019, we had $1,298.0 million of debt. Our scheduled principal repayments on debt include $26.4 million due over the remainder of 2019, $112.3 million due in 2020, $61.2 million due in 2021, $207.8 million due in 2022, $325.5 million due in 2023, and $572.1 million due thereafter. We were in compliance with all debt covenants at September 30, 2019, and we expect to remain in compliance with these covenants for at least the next twelve months.

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the nine months ended September 30, 2019 and 2018, we sold receivables totaling $480.2 million and $622.2 million, net of discounts and fees of $3.3 million and $5.4 million, respectively.
In order to reduce our debt and future cash interest payments, we may from time to time repurchase or redeem our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise, and is subject to the terms of our indentures and other debt agreements, market conditions and other factors.

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

Our Board of Directors previously authorized the repurchase of up to $300 million of our common stock, exclusive of any fees, commissions or other expenses. At September 30, 2019, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the program since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers. We expect 2019 capital expenditures to be approximately $475 million. During the nine months ended September 30, 2019, our capital expenditures totaled $328.5 million. Ultimately, the amount of our 2019 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2019 and 2018, was as follows:

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating activities	$283,332	$427,218
Investing activities	(318,817)	(473,270)
Financing activities	(49,734)	594

Operating activities:   Our cash flows provided by operating activities for the nine months ended September 30, 2019 decreased by $143.9 million compared to the nine months ended September 30, 2018, primarily due to lower net income and changes in our net working capital.

Investing activities:   Our cash flows used in investing activities, which decreased compared to the nine months ended September 30, 2018, are principally for payments for property, plant and equipment. The decrease is primarily due to our initiative to reduce spending on incremental capacity during a period of reduced demand.

Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2019 was primarily due to the redemption of the 2022 Notes and repayments of debt in Japan and Korea, partially offset by our issuance of the 2027 Notes and net borrowings under our Singapore Revolver. The net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to net borrowings in Japan, offset by the full redemption of our 6.625% Senior Notes due 2021.

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

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$283,332	$427,218
Payments for property, plant and equipment	(328,497)	(478,036)
Proceeds from sale of and insurance recovery for property, plant and equipment	10,033	1,606
Free cash flow	$(35,132)	$(49,212)

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2019 - Remaining	2020	2021	2022	2023	Thereafter
	(In thousands)
Total debt	$1,305,432	$26,435	$112,321	$61,215	$207,805	$325,513	$572,143
Scheduled interest payment obligations (1)	358,276	6,078	55,860	54,083	50,589	46,712	144,954
Purchase obligations (2)	82,473	55,098	6,147	5,203	3,471	2,426	10,128
Operating lease obligations (3)	137,965	11,464	41,204	31,232	17,405	9,818	26,842
Finance lease obligations (3)	24,597	2,317	8,320	7,248	2,014	941	3,757
Severance obligations (4)	129,340	3,167	11,344	10,316	9,348	8,500	86,665
Total contractual obligations	$2,038,083	$104,559	$235,196	$169,297	$290,632	$393,910	$844,489
(1)Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2019 for variable rate debt.
(2)Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at September 30, 2019.
(3)Represents future minimum lease payments including interest payments.
(4)Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2019 include:
•$61.4 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.
•$24.1 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, there were no significant changes in our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2019 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2019 would have been approximately $7 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure for our results of operations. For the nine months ended September 30, 2019, approximately 76% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the nine months ended September 30, 2019, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies of the country where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these currencies in Asia, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2019 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2019 would have been approximately $78 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $3.7 million and a loss of $2.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2019:

	2019 - Remaining	2020	2021	2022	2023	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$14,804	$59,215	$59,215	$163,555	$45,513	$572,143	$914,445	$963,382
Average interest rate	1.2%	1.2%	1.2%	2.9%	2.0%	6.4%	4.8%
Variable rate debt	$11,631	$53,106	$2,000	$44,250	$280,000	$—	$390,987	$394,898
Average interest rate	0.5%	3.3%	3.7%	3.7%	4.3%	—%	4.0%
Total debt maturities	$26,435	$112,321	$61,215	$207,805	$325,513	$572,143	$1,305,432	$1,358,280

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing an enterprise resource planning system in a multi-year program in certain of our factories. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net sales, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•fluctuation in demand for semiconductors and conditions in the semiconductor industry generally, as well as by specific customers, such as inventory reductions by our customers impacting demand in key markets;
•our ability to achieve our major growth objectives, including: transitioning second-wave customers to advanced packages; expanding our sales to customers in Greater China and, in particular, in the mid-level and entry-level tiers of the mobile device market; and increasing our share of the automotive market;
•changes in our capacity and capacity utilization rates;
•changes in average selling prices which can occur quickly due to the absence of long-term agreements on price;
•changes in the mix of the semiconductor packaging and test services that we sell;
•the development, transition and ramp to high volume manufacture of more advanced silicon nodes and evolving wafer, packaging and test technologies, may cause production delays, lower manufacturing yields and supply constraints for new wafers and other materials;
•absence of backlog, the short-term nature of our customers’ commitments, double bookings by customers and deterioration in customer forecasts and the impact of these factors, including the possible delay, rescheduling and cancellation of large orders, or the timing and volume of orders relative to our production capacity;
•changes in costs, quality, availability and delivery times of raw materials, components and equipment;
•changes in labor costs to perform our services;
•wage inflation and fluctuations in commodity prices, including gold, copper and other precious metals;
•the timing of expenditures in anticipation of future orders;
•changes in effective tax rates;
•the availability and cost of financing;
•intellectual property transactions and disputes;
•high leverage and restrictive covenants;
•warranty and product liability claims and the impact of quality excursions and customer disputes and returns;
•costs associated with legal claims, indemnification obligations, judgments and settlements;
•political instability and government shutdowns, civil disturbances or environmental or natural events, such as earthquakes in Japan, that impact our operations, and international events, such as the United Kingdom’s ongoing negotiations to leave the European Union;
•pandemic illnesses that may impact our labor force and our ability to travel;
•costs of acquisitions and divestitures and difficulties integrating acquisitions;
•our ability to attract and retain qualified personnel to support our global operations;
•fluctuations in interest rates and currency exchange rates, including the potential impact of the phase-out of LIBOR on our variable rate debt;
•fluctuations in our manufacturing yields;
•our ability to penetrate new end markets or expand our business in existing end markets;
•dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive and

•restructuring charges, asset write-offs and impairments.

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

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:
•changes in consumer demand resulting from deteriorating conditions in local economies;
•laws, rules, regulations and policies imposed by U.S. or foreign governments, such as tariffs, customs, duties and other restrictive trade barriers, national security, data privacy and cybersecurity, antitrust and competition, tax, currency and banking, labor, environmental, health and safety, and in particular the recent increase in tariffs, customs, duties and other restrictive trade barriers considered or adopted by U.S. and foreign governments;
•laws, rules, regulations and policies within China and other countries that may favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;
•fluctuations in currency exchange rates, particularly the dollar/yen exchange rate for J-Devices;
•political and social conditions, and the potential for civil unrest, terrorism or other hostilities;
•disruptions or delays in shipments caused by customs brokers or government agencies;
•difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;
•difficulty in enforcing contractual rights and protecting our intellectual property rights;
•potentially adverse tax consequences resulting from tax laws in the U.S. and in foreign jurisdictions in which we operate; and
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.
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

Absence of Backlog - The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period in any material amount. In addition, we sometimes experience double booking by customers, and our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows would be adversely affected.

High Fixed Costs - Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Satisfactory Gross Margins if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs and the absence of any material backlog. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in the past, the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins will be negatively impacted. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital expenditures. Forecasted customer demand for which we have made capital investments may not materialize, especially if industry conditions deteriorate. As a result, our sales may not adequately cover fixed costs, resulting in reduced profit levels or causing significant losses, either of which may adversely impact our business, liquidity, results of operations, financial condition and cash flows.

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

The reasons IDMs and foundries may shift their outsourced business to internal capacity include:
•their desire to realize higher utilization of their existing packaging and test capacity, especially during downturns in the semiconductor industry;
•their unwillingness to disclose proprietary technology;
•their possession of more advanced packaging and test technologies; and
•the guaranteed availability of their own packaging and test capacity.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2019, our total debt balance was $1,298.0 million, of which $103.0 million was classified as a current liability and $539.3 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings, or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

Our substantial indebtedness could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under our indentures to purchase notes tendered as a result of a change in control of Amkor;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities, including joint ventures and acquisitions;
•require us to dedicate a substantial portion of our cash flow from operations to service payments of interest and principal on our debt, thereby reducing the availability of our cash flow to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•increase the volatility of the price of our common stock;
•limit our flexibility to react to changes in our business and the industry in which we operate;
•place us at a competitive disadvantage to any of our competitors that have less debt;
•limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds;
•limit our ability to refinance our existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to us or at all; and
•increase our cost of borrowing.

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

We May Have Difficulty Funding Liquidity Needs.

We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, debt service requirements and other funding needs. Our liquidity is affected by, among other factors, the performance of our business, our capital expenditure and other investment levels and our ability to repay debt and other long-term obligations out of our operating cash flows or with the proceeds of debt or equity financings.

We operate in a capital-intensive industry. We had capital expenditures of $328.5 million during the nine months ended September 30, 2019. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, which are generally made in advance of the related revenues and without firm customer commitments. Ultimately the actual amount of our capital expenditures for 2019 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, including those under review and those not yet planned, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt which requires significant scheduled principal and interest payments in the coming years. The sources funding our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing.

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

The breach of any of these covenants by us, or the failure by us to meet any of the financial ratios or conditions, could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

We Have Significant Severance Plan Obligations Associated With Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.

Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $129.3 million as of September 30, 2019. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.
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

We receive warranty claims from our customers from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with defects, we could incur additional development, repair or replacement costs or suffer other economic losses, and our credibility and the market’s acceptance of our packages could be harmed.

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

We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time we make additions or changes to our information technology systems. For example, we have implemented new shop floor systems in certain of our factories, and we are integrating J-Devices’ information technology systems with our existing systems and processes. In addition, in May 2017, we completed our acquisition of Nanium and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
•delays in the design and implementation of the system;
•costs may exceed our plans and expectations; and
•disruptions resulting from the implementation or integration of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.
Our business could be materially and adversely affected if our information technology systems are disrupted or if we are unable to successfully install new systems or improve, upgrade, integrate or expand upon our existing systems.

We Face Risks Trying to Attract, Retain or Replace Qualified Employees to Support Our Operations.

Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. We do not have employment agreements with our key employees, including senior management, or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in our efforts to retain or replace key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility and operational consolidations, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:
•increasing the scope, geographic diversity and complexity of our operations;
•conforming an acquired company’s standards, practices, systems and controls with our operations;
•increasing complexity from combining recent acquisitions of an acquired business;
•unexpected losses of key employees or customers of an acquired business; other difficulties in the assimilation of acquired operations, technologies or products; and
•diversion of management and other resources from other parts of our operations and adverse effects on existing business relationships with customers.

In connection with these activities, we may:
•use a significant portion of our available cash;
•issue equity securities, which may dilute the ownership of current stockholders;
•incur substantial debt;
•incur or assume known or unknown contingent liabilities; and
•incur large, immediate accounting write offs and face antitrust or other regulatory inquiries or actions.
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

We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, severe earthquakes and tsunamis in the past have significantly and adversely affected the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers’ supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of wafers to some of our customers in a prior year delayed or otherwise adversely impacted the demand for certain of our advanced packaging and test services.

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

Generally, we acquire our equipment on a purchase order basis and do not enter into long-term equipment agreements. As a result, we could experience adverse changes in pricing, currency risk and potential shortages in equipment in a strong market, any of which could have a material adverse effect on our results of operations.

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
In addition, from time to time we may acquire or build new facilities or migrate existing business among our facilities. In connection with these facility changes, our customers require us to re-qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully re-qualify or that our customers will not qualify our competitors and move the business for such services.

Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we expect that our 2019 capital expenditures will be approximately $475 million. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with capital expenditures to increase production capacity will put downward pressure on our gross margin, at least in the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

Furthermore, if we cannot generate or raise additional funds to pay for capital expenditures, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:
•our future financial condition, results of operations and cash flows;
•general market conditions for financing;
•volatility in fixed income, credit and equity markets; and
•economic, political and other global conditions.
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

In addition, during periods where customer demand exceeds our capacity, customers may transfer some or all of their business to internal resources or to other suppliers who are able to support their needs. To the extent this occurs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described from time to time in our reports filed with the SEC and may be a party to legal proceedings in the future. These proceedings could require significant management time and resources and, if an unfavorable ruling or outcome were to occur in these legal proceedings, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

The Enactment of Tax Reform Could Materially Impact Our Financial Position and Results of Operations.

On December 22, 2017, the Tax Act was signed into law. The Tax Act made significant changes to the U.S. tax code. Changes include a reduction of the U.S. federal corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limitations on tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we expected to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal corporate tax rate of 21%. In 2018, we updated our provisional estimate of the impact of the Tax Act and recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017. Our accounting for the impact of the Tax Act is now complete in accordance with SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”). However, there is uncertainty in the application of many aspects of the Tax Act, and additional guidance with respect to the Tax Act may affect our estimates and could have a material impact on our income tax expense.

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

Our competitors may develop, patent or gain access to know-how and technology similar or superior to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The semiconductor industry is characterized by frequent claims regarding the infringement of patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us or our customers, we could be required to:
•discontinue the use of certain processes or cease to provide the services at issue, which could curtail our business;
•pay substantial damages;
•develop non-infringing technologies, which may not be feasible; or
•acquire licenses to such technology, which may not be available on commercially reasonable terms or at all.
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

Semiconductor packaging and test services are complex processes that require significant technological and process expertise. Defective packages primarily result from:
•contaminants in the manufacturing environment;
•human error;
•equipment malfunction;
•changing processes to address environmental requirements;
•defective raw materials; or
•defective plating services.
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

We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, and Taiwan which are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Ebola, SARS or flu); industrial strikes; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea or in other regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of September 30, 2019, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, a member of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.7 million shares, or approximately 59%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.4 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.1 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.

In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). The Convert Shares are subject to a voting agreement. The agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	5,425	8.51	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	5,425	$8.51	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.
(b)Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million was approved in August 2011 and $150.0 million was approved in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2019, we made no common stock purchases, and at September 30, 2019, approximately $91.6 million was available pursuant to the stock repurchase program.

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
X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Corporate Vice President and
Chief Financial Officer

Date: October 31, 2019