Form 10-K
period 2019-12-31
AMKOR TECHNOLOGY, INC.
filed 2020-02-19
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $727 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2020, was as follows: 241,055,987 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report on Form 10-K to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea”. All references to “J-Devices” are to Amkor Technology Japan, Inc., formerly known as J-Devices Corporation, our wholly owned subsidiary in Japan. Amounts preceded by ¥ are in Japanese yen. Amkor®, Amkor Technology®, ChipArray®, FusionQuad®, J-DevicesTM, MicroLeadFrame®, TMV®, and SWIFT®, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbol (®and TM) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding (1) the amount, timing and focus of our expected capital investments in 2020 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the focus of our research and development activities, (5) the anticipated impact of the Tax Cuts and Jobs Act (the “Tax Act”) and tax law changes in the jurisdictions in which we operate, (6) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (7) the creation or release of valuation allowances related to taxes in the future, (8) our repurchase or repayment of outstanding debt, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to foreign pension plans, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (18) our expected forfeiture rate for outstanding stock options and restricted shares, (19) our expected rate of return for pension plan assets, (20) projects to install or integrate new information technology systems or upgrade our existing systems and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1.	Business

OVERVIEW

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968, and over the years we have built a leading position by:

•	Designing and developing innovative packaging and test technologies;

•	Offering a broad portfolio of cost-effective solutions and services;

•	Focusing on strategic end markets that offer solid growth potential;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Collaborating with customers, original equipment manufacturers (“OEMs”) and equipment and material suppliers;

•	Developing a competitive cost structure with disciplined capital investment;

•	Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution; and

•
Providing a geographically diverse operating base, with research and development, engineering support and production capabilities at various facilities in China, Japan, Korea, Malaysia, the Philippines, Portugal and Taiwan.

Our packaging and test services are designed to meet application and chip specific requirements including: the required type of interconnect technology; size; thickness; and electrical, mechanical and thermal performance. We provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer back-grind, package design, packaging, system-level and final test and drop shipment services. Our customers use us for one or more of these services.

We provide our services to integrated device manufacturers (“IDMs”), “fabless” semiconductor companies, OEMs and contract foundries. IDMs generally design, manufacture, package and test semiconductors in their own facilities. However, the availability of technologically advanced outsourced manufacturing services has encouraged IDMs to outsource a portion of their manufacturing. Fabless semiconductor companies do not have factories and focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process. Fabless semiconductor companies utilize contract foundries to manufacture their semiconductors in wafer form and companies such as Amkor for their packaging and test needs. Some companies will engage a contract foundry to manage the complete semiconductor manufacturing process, and in turn, the contract foundry will outsource some of its packaging and test needs.

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

Amkor’s website is https://www.amkor.com. Amkor makes available, free of charge, through its website: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our website, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct, our Code of Ethics for Directors and other information and materials. The information on Amkor’s website is not incorporated by reference into this report.

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:

•
An increasing demand for mobile and connected devices, including the world-wide adoption of “smart” phones, tablets and other Internet-of-Things (IoT) devices that can access the internet and provide multimedia capabilities.

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

•
The emergence of specialized chips designed to collect, analyze and store the digital content driven by the growth of cloud computing. These chips include data accelerators, artificial intelligence and machine learning devices.

•
The growth of advanced System-in-Package (“SiP”) modules where multiple semiconductor and other electronic components with different functionalities are combined into a single package. The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products. Advanced SiPs are the primary vehicle for package-level integration, which allow customers to combine integrated circuits (“ICs”) from different silicon nodes and different foundries.

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

Packaging and test service providers offer a cost-effective solution in a highly cyclical, capital intensive industry.

The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as changes in worldwide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human resources. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at consistently high levels of utilization to be cost-effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for integrated semiconductor companies to maintain cost-effective utilization of their packaging and test assets throughout semiconductor industry cycles. Packaging and test service providers, on the other hand, can typically use their assets to support a broad range of customers and multiple end markets, potentially generating more efficient use of their production assets and a more cost-effective solution.

Packaging and test service providers can facilitate a more efficient supply chain and help shorten time-to-market for new products.

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Packaging and test service providers have the resources and expertise to timely develop their capabilities and implement new packaging technology in volume. For this reason, semiconductor companies and OEMs are leveraging the capabilities of packaging and test service providers to deliver their new products to market more quickly.

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

In recent years we have made significant investments in state-of-the-art facilities and equipment to provide services for the industry’s most complex devices. With approximately 650 employees engaged in research and development and manufacturing process engineering for new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip, wafer-level processing and advanced SiPs. During 2019, we had success capitalizing on our advanced technology to achieve design wins and new product introductions in areas such as: chips fabricated at 7, 10, 14 and 16 nanometer geometries; advanced SiP products including radio frequency (“RF”), front end modules and micro-electro-mechanical systems (“MEMS”) devices; optical sensors and cavity MEMS; advanced Flip Chip with Through Silicon Via (“TSV”) Technology; wafer-level Chip Scale Packaging (“CSP”); and wafer-level fan-out packages.

We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices. These include integrated technologies such as advanced SiP, wafer-level fan-out, Silicon Wafer Integrated Fan-out Technology (“SWIFT”), High Density Fan-Out (“HDFO”) and redistribution layer (“RDL”) solutions which enable very thin, very small products combining application processors, memory, baseband and other peripheral integrated circuits (“ICs”). They also include packages utilizing TSV interconnects and silicon interposers which enable the integration of high-performance chips such as high bandwidth memory and graphics processors into a single package.

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

Improve Utilization of Existing Assets and Broaden Our Customer Base

Another key to our success is to improve the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment platforms typically frees up capacity in existing, previously installed equipment. As part of our strategy, we are focused on developing a second wave of customers to more effectively utilize these assets over a longer period of time. We are building and utilizing manufacturing lines which support multiple customers and increasing factory utilization through more sophisticated planning processes and more intensive efficiency improvement activities.

Balanced Growth

Revenue growth is a significant objective for Amkor. We strive to grow in a balanced way and avoid over-reliance on any single market or customer. Our goal is to achieve more consistent financial performance through all phases of the business cycle. Our balanced growth strategy consists of the following two components:

•
First, we are increasing our revenue in markets beyond communications, including automotive, consumer and computing end markets. Revenue from these markets tends to be more stable, with less pronounced seasonality tied to the launch of flagship phones.

•
Second, we continue to focus on share gains in the iOS and high-end Android ecosystems, leveraging our expertise in advanced SiP, MEMS and other advanced packages to expand our content in next generation 5G phones.

Selectively Grow Our Scale and Scope through Strategic Investments

From time to time we see attractive opportunities to grow our customer base and expand markets through strategic investments. For example, in 2017 we completed the acquisition of Nanium, S.A. (“Nanium”), a provider of wafer-level fan-out semiconductor packaging solutions. We believe that this acquisition has strengthened our position in the market for wafer-level packaging. In 2015, we completed the acquisition of 100% of J-Devices, our outsourced semiconductor assembly and test (“OSAT”) joint venture in Japan.

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

Leading Technology Innovator

We are a leader in developing and deploying advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies, including our Package-on-Package (“PoP”) platform with Through Mold Via (“TMV”) technology, molded embedded packages, FusionQuad, flip chip ball grid array, multi-chip modules with a silicon interposer placed between the module chips and substrate, copper pillar bumping and fine pitch copper pillar flip chip packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require wafer-level CSP, wafer-level fan-out, SWIFT and flip chip interconnect solutions and advanced SiP products.

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

Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies

Our customers include most of the world’s largest semiconductor companies, and over the last five decades we have developed long-standing relationships with many of these companies. We believe that our production excellence has been a key factor in our success in attracting and retaining customers. We work with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower costs.

We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We collaborate with customers and leading OEMs to develop comprehensive packaging solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor companies and OEM electronic companies, we gain access to technology roadmaps that allow us to focus resources on developing new packages that satisfy their future requirements.

Broad Offering of Semiconductor Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and mechanical design challenges, and we employ a large number of engineers to solve these challenges for a wide variety of products. This wide variety of packaging offerings is necessary to meet the diverse needs of our customers for the optimal combination of performance, size and cost attributes. Our solutions enable our customers to focus on semiconductor design and wafer fabrication while utilizing Amkor as their turnkey design, packaging and test services provider and, in many cases, their packaging technology innovator.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and RF semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.

Geographically Diversified Operating Base

We have a broad and geographically diversified operating footprint strategically located in seven countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide a flexible supply chain and cost-effective solutions to our customers by:

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

Competitive Cost Structure and Disciplined Capital Investment

There is a continuous push throughout the entire semiconductor supply chain for lower cost solutions. We work to maintain a competitive cost structure and make disciplined capital investment decisions so that we can provide cost-competitive solutions to our customers and achieve sustainable profitability and cash flow. Some of our cost control efforts have been directed at: (1) improving the utilization of our existing assets; (2) developing new manufacturing methods to reduce processing costs; (3) utilizing flexible manufacturing lines that can accommodate a variety of products and customers; (4) increasing test densities to drive higher throughput; (5) implementing more cost-effective materials; (6) utilizing our scale to drive world-wide purchasing leverage; and (7) increasing labor productivity.

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

Integrated circuit design involves the laying out of electronic components, such as transistors, resistors, capacitors and the metallic interconnect of these components, to achieve the desired device functionality. Wafer fabrication is a multiple-step sequence of photolithographic and chemical processing steps during which the ICs are gradually created on semiconductor material, typically a silicon wafer. Individual ICs are generally known as a “chip” or “die”, and a single wafer will contain many die. Wafers are fabricated by two types of companies - IDMs, which design and fabricate wafers using their own in-house manufacturing facilities, and contract foundries, which manufacture wafers that are designed by fabless companies or other customers. Excluding the vertically integrated memory market, contract foundries account for the majority of leading edge wafer processing technology manufacturing digital semiconductor products.

The packaging and test services we provide occur subsequent to wafer fabrication. The wafers that we receive from our customers are generally consigned to us; we do not own the consigned wafers or record their value in our financial statements. During wafer probe, each individual die is electrically tested, or probed, for defects so that only good die are packaged. Packaging is the processing of bare die to facilitate electrical connections and heat dissipation and protect the die. The wafer is separated into individual die. Each good die is then assembled into a package that typically encapsulates the die for protection and creates the electrical connections used to connect the package to a printed circuit board, module or other part of the electronic device. In some packages, chips are attached to a substrate or leadframe carrier through wirebonding or flip chip interconnects and then encased in a protective material. Or, for a wafer-level package, the electrical interconnections are created directly on the surface of the die so that the chip may be attached directly to other parts of an electronic device without a substrate or leadframe. The packages are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

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

Flip Chip:  In packages that employ flip chip interconnect technology, the interconnections between the die and package carrier are made through conductive “bumps” that are placed directly on the die surface utilizing a process called wafer bumping. The bumped die is then “flipped over” and placed face down, with the bumps connecting directly to the package carrier. Flip chip allows a higher number of interconnects than wirebond as it uses the entire surface area of the die, and sometimes the perimeter as well, instead of just the perimeter as used by most wirebond packages. Flip chip also provides enhanced thermal and electrical performance and enables smaller die and thinner, smaller form factors (or physical package dimensions).

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

Test Services

Amkor provides a complete range of semiconductor testing services including wafer testing or probe and final test. We offer a broad range of test software, hardware, integration and product engineering services, and we support a range of business models and test capabilities. Substantially all of our test business is derived from testing packages that we assemble.

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

	For the Year Ended December 31,
	2019		2018		2017
	(In millions, except percentage of net sales)
Advanced Products	$2,111	52.1%	$2,118	49.1%	$1,966	46.7%
Mainstream Products	1,942	47.9%	2,198	50.9%	2,241	53.3%
Total net sales	$4,053	100.0%	$4,316	100.0%	$4,207	100.0%

Advanced Products

Our Advanced Products include flip chip chip scale packages, wafer-level packages and flip chip ball grid array packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.

Flip Chip Chip Scale Package (“FC CSP”) Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. The size advantage provided by CSP technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors such as smartphones, tablets and other mobile consumer electronic devices.

Flip chip stacked chip scale packages (“FC SCSP”) stack a second die on top of the original flip-chip die. The top die is typically a memory device, and wirebond interconnects are used to attach it to the substrate. FC SCSP is frequently used to stack memory on top of digital baseband and applications processors for use in mobile devices.

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

Flip Chip Ball Grid Array (“FC BGA”) Products: FC BGA packages are large form factor substrate-based packages which are used where processing power and speed are needed and small form factors are not required. Our FC BGA packages are assembled around state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias, and ultra-fine line and space metallization, FC BGA substrates have the highest routing density available. The variety of FC BGA package options allows package selection to be tailored to the specific thermal needs of the end product. We offer FC BGA packaging in a variety of product formats to fit a wide range of end application requirements, including networking, storage, computing and consumer applications.

Wafer-level Package Products: We offer three types of wafer-level packages: Wafer-level CSP; wafer-level fan-out; and SWIFT.

•
Wafer-level CSP packages (also known as fan-in wafer-level packages) do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. Wafer-level CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable, semiconductor package platforms on the market today. We have seen consistent content gains in our wafer-level CSP business, driven largely by mobile communications. Applications for wafer-level CSP include power management, transceivers, sensors, wireless charging, codecs and specialty silicon for new or unique functionality.

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

•
Silicon Wafer Integrated Fan-out Technology (“SWIFT”, also known as high-density fan-out) replaces a laminate substrate with a thinner structure. SWIFT solutions enable very thin, very small products combining application processors, memory, baseband and other peripheral ICs.

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

Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked CSP, wirebond ball grid array packages and plastic ball grid array (“PBGA”) packages.

Stacked CSP technology enables the stacking of a wide range of different semiconductor devices to deliver high levels of silicon integration and area efficiency. Stacked CSP utilizes high density thin core substrates and advanced materials, along with leading-edge wafer thinning, die attach and molding capabilities, to stack multiple die on a substrate. Stacked CSP is ideal for memory and mixed signal applications.

Wirebond ball grid array packages offer a broad selection of ball array pitches, ball counts and body sizes, single and multi-die layouts, stacked die and passive component integration. They are applicable for a wide range of semiconductors requiring a smaller package size than conventional PBGAs or leadframe packages.

PBGA packages are used in applications requiring higher pin count than leadframe packages, but typically have lower pin counts than flip chip. PBGA packages are designed for low inductance, improved thermal operation and enhanced surface-mount technology ability. Custom performance enhancements, like ground and power planes, are also available.

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

Advanced System-in-Package Modules

Advanced SiP modules combine multiple semiconductor and other electronic components with different functionalities into a single package. These modules use wirebond, flip chip or wafer-level interconnect technologies. Components can include integrated circuits, passive devices (inductors, capacitors, resistors, filters and diplexers), antennas and mechanical parts.

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

In 2019, 2018 and 2017, we had net sales of approximately $1,075 million, $990 million and $840 million, respectively, from our advanced SiP modules which are included in either Advanced Products or Mainstream Products depending upon the interconnect technology used in the module.

End Markets

The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market. All prior periods have been retrospectively recast to conform with current year presentation.

	2019	2018	2017
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (handheld devices, smart phones, tablets)	38%	44%	43%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	27%	26%	26%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	18%	12%	13%
Computing (data center, infrastructure, PC/laptops, storage)	17%	18%	18%
Total net sales	100%	100%	100%

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new packaging solutions and test services, as well as improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. By concentrating our research and development on our customers’ needs for innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards.

One of our top priorities is developing low-cost packaging solutions for the next generation of mobile devices, which minimize material and processing costs, while maximizing yields and reliability. This development effort is particularly important for customers seeking cost-effective alternatives to further silicon-level integration. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages and wafer-level fan-out (low density) packages are increasingly the preferred package type for many chips used in mobile devices. They provide a very low-profile product at a competitive cost. We are also developing integrated (high density) wafer-level fan-out solutions called SWIFT which enable very thin, very small products by combining application processors, memory, baseband and other peripheral ICs into one packaged module. Through the use of die partitioning and heterogeneous die integration, these sub-system and system modules provide higher functionality at lower cost versus multi-package options. Many of the innovations developed for mobile devices migrate to other end markets, as customers in other end markets have similar challenges regarding miniaturization, power management and performance.

Our research and development employees are located in the United States and Portugal and throughout Asia. In 2019, we had approximately 650 employees engaged in research and development activities. In 2019, 2018 and 2017, we incurred $137.6 million, $157.2 million and $166.6 million, respectively, of research and development expense.

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

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December, which generally results in a decrease in packaging and test services during the first quarter. General economic conditions, changes in our product mix or overall demand in any of our end-markets can impact our seasonality.

CUSTOMERS

In 2019, we had approximately 275 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 63% of our net sales in 2019.

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

We obtain the materials required for packaging services from various suppliers. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. We work closely with our primary material suppliers in an effort to ensure consistent quality, availability and timely delivery. We also negotiate world-wide pricing agreements with our major suppliers to take advantage of the scale of our operations.

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

ENVIRONMENTAL MATTERS

We use chemicals and materials in the semiconductor packaging process that generate byproducts such as wastewater, solid waste and flue gas. For example, water used for rinsing or cooling wafers being sawed or used in the etching or solder deposition process produces wastewater. Scraps from metal lead-frame or substrate or excessive molding resin produces solid waste. Emissions from solvents used for coating produce flue gases. In addition to byproducts, semiconductor packages have historically contained lead (“Pb”), a naturally occurring element that can be toxic. The use of Pb in our packages has decreased over time due to the use of Pb-free alternatives. The use and storage of chemicals and materials are subject to various laws and regulations governing waste disposal, water discharge, emissions into the atmosphere and employee health and safety. We are engaged in continuing efforts to comply with these environmental laws and regulations, including the establishment of Environmental Management Systems, safety training for employees and installation of pollution control equipment at our factories.

In the future we may be subject to changes to existing environmental regulations or new green initiatives required by our customers, investors or other stakeholders. We do not believe that capital expenditures or other costs attributable to compliance with environmental laws and regulations or green initiatives will have a material adverse effect on our business, liquidity, results of operations, financial condition or cash flows.

We are also committed to responsible environmental practices that go beyond legal requirements in conducting our business. These environmental practices include:

•	Certification of our factories worldwide to International Organization for Standards (“ISO”) framework 14001, widely recognized as the standard for effective Environmental Management Systems.

•
Measurement and independent verification of greenhouse gases (“GHG”) generated by our factories worldwide. Once collected, our GHG data is submitted to, and disclosed publicly by, the CDP, formerly known as the Carbon Disclosure Project. CDP is a leading organization that assesses the impact of climate change and promotes a sustainable economy.

•
Membership in the Responsible Business Alliance (“RBA”), formerly known as the Electronic Industry Citizenship Coalition, an international industry group dedicated to corporate social responsibility. RBA members agree to follow a uniform Code of Conduct that includes standards of environmental responsibility, and our factories have been subject to independent audits to assess compliance with these standards.

•
Capital investment and process optimization activities to reduce GHGs include installation of solar photovoltaic panels, replacement of or improvements to chiller unit systems and use of lighting based on Light Emitting Diode (“LED”) technology.

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

The principal elements of competition in the semiconductor packaging and test services market include:

•	technical competence;

•	quality;

•	price;

•	breadth of packaging and test services offered, including turnkey services;

•	new package and test design, technology innovation and implementation;

•	cycle times;

•	customer service;

•	available capacity; and

•	ability to invest in capacity, geographic location and scale of manufacturing.
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

EMPLOYEES

In 2019, Amkor had approximately 29,650 full-time employees. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories. Our employees in the Philippines, Singapore, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia and Portugal are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions.

Item 1A.	Risk Factors

The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the Table of Contents of this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also adversely affect our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.

Dependence on the Highly Cyclical Semiconductor Industry - Our Packaging and Test Services Are Used in Volatile Industries and Industry Downturns, and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

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

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, automotive, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, an inventory correction in the smartphone market and weakness in the general market reduced demand during 2019, and generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015. We believe that the general semiconductor market is still going through a typical cyclical correction. Macroeconomic uncertainties and a cautious business climate are also expected to constrain the revenue growth in our business. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows - Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of adverse economic conditions, could have a material adverse effect on our net sales, gross profit, operating results and cash flows or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures and our ability to control our costs including labor, material, overhead and financing costs.

Our net sales, gross margin, gross profit, operating income and cash flows have historically fluctuated significantly from quarter to quarter as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•
fluctuation in demand for semiconductors and conditions in the semiconductor industry generally, as well as by specific customers, such as inventory reductions by our customers impacting demand in key markets;

•	our ability to achieve our major growth objectives, including transitioning second-wave customers to advanced packages and increasing our share of the automotive market;

•	changes in our capacity and capacity utilization rates;

•	changes in average selling prices which can occur quickly due to the absence of long-term agreements on price;

•	changes in the mix of the semiconductor packaging and test services that we sell;

•	fluctuations in our manufacturing yields;

•
the development, transition and ramp to high volume manufacture of more advanced silicon nodes and evolving wafer, packaging and test technologies may cause production delays, lower manufacturing yields and supply constraints for new wafers and other materials;

•
absence of backlog, the short-term nature of our customers’ commitments, double bookings by customers and deterioration in customer forecasts and the impact of these factors, including the possible delay, rescheduling and cancellation of large orders, or the timing and volume of orders relative to our production capacity;

•	changes in costs, quality, availability and delivery times of raw materials, components and equipment;

•	changes in labor costs to perform our services;

•	wage inflation and fluctuations in commodity prices, including gold, copper and other precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	leverage and debt covenants;

•	intellectual property transactions and disputes;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with legal claims, indemnification obligations, judgments and settlements;

•	political instability and government shutdowns, civil disturbances or international events, such as the United Kingdom’s departure from the European Union;

•	environmental or natural disasters such as earthquakes, typhoons and volcanic eruptions;

•	pandemics or other illnesses that may impact our labor force, operations and end-user demand for products which incorporate semiconductors;

•	costs of acquisitions and divestitures and difficulties integrating acquisitions;

•	our ability to attract and retain qualified personnel to support our global operations;

•	fluctuations in interest rates and currency exchange rates, including the potential impact of the phase-out of LIBOR on our variable rate debt;

•	our ability to penetrate new end markets or expand our business in existing end markets;

•	dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive; and

•	restructuring charges, asset write-offs and impairments.
It is often difficult to predict the impact of these factors upon our results for a particular period. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

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

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•	laws, rules, regulations and policies imposed by U.S. or foreign governments in areas such as data privacy, cybersecurity, antitrust and competition, tax, currency and banking, labor, environmental;

•
restrictive trade barriers considered or adopted by U.S. and foreign governments applicable to the semiconductor supply chain, including laws, rules, regulations and policies in areas such as national security, licensing requirements for exports, tariffs, customs and duties;

•	health and safety concerns, including widespread outbreak of infectious diseases;

•
laws, rules, regulations and policies within China and other countries that may favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;

•	fluctuations in currency exchange rates, particularly the dollar/yen exchange rate for our operations in Japan;

•	political and social conditions, and the potential for civil unrest, terrorism or other hostilities;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;

•	difficulty in enforcing contractual rights and protecting our intellectual property rights;

•	potentially adverse tax consequences resulting from tax laws in the U.S. and in foreign jurisdictions in which we operate; and

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

We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 63% of our net sales for the year ended December 31, 2019. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

In addition, from time to time we may acquire or build new facilities or migrate existing business among our facilities. In connection with these facility changes, our customers require us to qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully qualify new facilities or that our customers will not qualify our competitors and move the business for such services.

Competition - We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Capabilities of Integrated Device Manufacturers and Face Competition from New Competitors, Including Foundries.

The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in China, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd. became sister companies under a new joint holding company, ASE Technology Holding Co. LTD., in April 2018.

We also face competition from the internal capabilities and capacity of many of our current and potential IDM and foundry customers. In addition, we compete with contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. These foundries, which are substantially larger and have greater financial resources than we do, have expanded their operations to include packaging and test services and may continue to expand these capabilities in the future.

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

Our operations are characterized by relatively high fixed costs and the absence of any material backlog. Our profitability depends in part not only on pricing levels for our packaging and test services but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. In periods of low demand, we experience relatively low capacity utilization in our operations, which leads to reduced margins during that period. Transitions between different packaging technologies, such as the transition from gold wirebond to flip chip and copper wirebond packages, can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in the past, the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins will be negatively impacted. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, severe earthquakes and tsunamis in the past have significantly and adversely affected the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers’ supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the shortage in the supply of wafers to some of our customers in a prior year delayed or otherwise adversely impacted the demand for certain of our advanced packaging and test services.

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

We make significant investments in equipment and facilities in order to service the demand of our customers. For example, we had capital expenditures of $472.4 million in 2019, $547.1 million in 2018 and $550.9 million in 2017. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, advances in technology, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with capital expenditures to increase production capacity will put downward pressure on our gross margin, at least in the near term. While we completed the initial phase of construction of our factory and research and development facility in Incheon, Korea in December 2016, there can be no assurance regarding when the facility will be fully utilized, or that the actual scope, costs, timeline or benefits of the project will be consistent with our expectations. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2019, our total debt balance was $1,450.2 million, of which $144.5 million was classified as a current liability and $720.7 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.

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

•	increase the volatility of the price of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt;

•	limit, along with the financial and other covenants in our indebtedness, our ability to borrow additional funds;

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

We May Have Difficulty Funding Liquidity Needs.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending, debt service requirements and other funding needs. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, the performance of our business, our capital expenditure and other investment levels and our ability to repay debt and other long-term obligations out of our operating cash flows or with the proceeds of debt or equity financings.

Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, and the amount of our capital expenditures for 2020 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, the performance of our business, economic and market conditions, advances in technology, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.

The health of the worldwide banking system and capital markets affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S., foreign or international banking system and capital markets, they may refuse or be unable to fund borrowings under their credit commitments to us. Volatility in the banking system and capital markets, as well as any increase in interest rates or adverse economic, political and other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

In addition, there is a risk that we could fail to generate the necessary net income or operating cash flows to meet the funding needs of our business due to a variety of factors, including the other factors discussed in this “Risk Factors” section. If we fail to generate the necessary cash flows or we are unable to access the capital markets when needed, our liquidity would be adversely impacted.

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

The breach of any of these covenants by us, or the failure by us to meet any of the financial ratios or conditions, could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control, and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

We Have Significant Severance Plan Obligations Associated With Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.

Our subsidiary in Korea maintains an unfunded severance plan under which we have an accrued liability of $127.4 million as of December 31, 2019. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We Face Risks Trying to Attract, Retain or Replace Qualified Employees to Support Our Operations.

Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. Other than the agreement with our Chief Executive Officer, we do not have employment agreements with our key employees, including senior management, or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in our efforts to retain or replace key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.
We Face Risks in Connection with the Continuing Development and Implementation of Changes to, and Maintenance and Security of, Our Information Technology Systems.

We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. Cybersecurity breaches could result in unauthorized disclosure of confidential information or disruptions to our operations. The IT systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time we make additions or changes to our information technology systems. For example, we are integrating our Japan operations’ information technology systems with our existing systems and processes and such integration has inherent risks to existing operations. In addition, in May 2017, we completed our acquisition of Nanium and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:

•	delays in the design and implementation of the system;

•	costs may exceed our plans and expectations; and

•
disruptions resulting from the implementation, integration or cybersecurity breach of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.

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

Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility and operational consolidations, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:

•	increasing the scope, geographic diversity and complexity of our operations;

•	conforming an acquired company’s standards, practices, systems and controls with our operations;

•	increasing complexity from combining recent acquisitions of an acquired business;

•	unexpected losses of key employees or customers of an acquired business;

•	difficulties in the assimilation of acquired operations, technologies or products; and

•	diversion of management and other resources from other parts of our operations and adverse effects on existing business relationships with customers.
In connection with these activities, we may:

•	use a significant portion of our available cash;

•	incur substantial debt;

•	issue equity securities, which may dilute the ownership of current stockholders;

•	incur or assume known or unknown contingent liabilities; and

•	incur large, immediate accounting write offs and face antitrust or other regulatory inquiries or actions.
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

We earn a substantial portion of our income in foreign countries and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. In addition, the Organisation for Economic Co-operation and Development has released recommendations and an action plan aimed to standardize and modernize global corporate tax policy, including changes to transfer pricing and other international tax matters to address base erosion and profit shifting impacting multinational companies like Amkor. Changes in U.S. or foreign tax laws arising out of such recommendations or otherwise could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.

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

The Enactment of Tax Reform Could Materially Impact Our Financial Position and Results of Operations

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

The complexity and breadth of semiconductor packaging, SiP modules and test services are rapidly increasing. As a result, we expect that we will need to develop, acquire and implement new manufacturing processes and packaging technologies and tools in order to respond to competitive industry conditions and customer requirements. Technological advances also typically lead to rapid and significant price erosion and may make our existing packages less competitive or our existing inventories obsolete. If we cannot achieve advances in packaging design or obtain access to advanced packaging designs developed by others, our business could suffer.

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

Our competitors may develop, patent or gain access to know-how and technology similar or superior to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The semiconductor industry is characterized by frequent claims regarding the infringement of patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us or our customers, we could be required to:

•	discontinue the use of certain processes or cease to provide the services at issue, which could curtail our business;

•	pay substantial damages;

•	develop non-infringing technologies, which may not be feasible; or

•	acquire licenses to such technology, which may not be available on commercially reasonable terms or at all.
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources and may not be successful. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. In the past, we have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including settled legal proceedings described in more detail in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities or loss of commercial advantage and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Annual Report on Form 10-K on our results of operations, financial condition and cash flows could change in the future.

Packaging and Test Processes Are Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide or if We Do Not Successfully Implement New Technologies.

Semiconductor packaging and test services are complex processes that require significant technological and process expertise, and in line with industry practice, customers usually require us to pass a lengthy and rigorous qualification process that may take several months. Once qualified and in production, defective packages primarily result from:

•	contaminants in the manufacturing environment;

•	human error;

•	equipment malfunction;

•	changing processes to address environmental requirements;

•	defective raw materials; or

•	defective plating services.
Test is also complex and involves sophisticated equipment and software. Similar to many software programs, these software programs are complex and may contain programming errors or “bugs.” The test equipment is also subject to malfunction, and the test process is subject to operator error.

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

Our failure to qualify new processes, maintain quality standards or acceptable production yields, if significant and prolonged, could result in loss of customers, increased costs of production, delays, substantial amounts of returned goods and claims by customers relating thereto. Any of these problems could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Environmental, Health & Safety Laws and Industry and Customer Initiatives - Future Environmental, Health & Safety Laws and Industry and Customer Sustainability Initiatives Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. For example, the European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties or hazardous substances in the products we manufacture. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits negatively affecting our ability to maintain or expand our operations, and we could suffer reputational harm.

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

Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities, Health Conditions or Pandemics, Political Instability, Hostilities, or Other Disruptions.

We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, and Taiwan which are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as coronaviruses, Ebola or flu); industrial strikes; government imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities, including any such events that may arise out of increased tensions involving North Korea or in other regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. In addition, our suppliers and customers also have significant operations in such locations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and we may not have sufficient capacity to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We maintain insurance policies for various types of property, casualty and other risks, but we do not carry insurance for all the above referred risks. With regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be adversely affected by natural disasters and other calamities.

Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence The Outcome of All Matters Requiring Stockholder Approval.

As of December 31, 2019, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Mr. John T. Kim, the Vice Chairman of our Board of Directors, Ms. Susan Y. Kim, a member of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.7 million shares, or approximately 59%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.2 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.

In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). The Convert Shares are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,325,000	—	1,325,000
Japan	1,683,000	329,000	2,012,000
Korea	3,924,000	—	3,924,000
Malaysia (1)	386,000	—	386,000
Philippines (2)	758,000	557,000	1,315,000
Portugal	538,000	—	538,000
Taiwan (1)	1,098,000	—	1,098,000
Total all facilities	9,712,000	886,000	10,598,000

(1)	Land is leased.

(2)	As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.

Our executive offices, which are leased, are located in Tempe, Arizona and Singapore. We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

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

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR”. There were approximately 120 holders of record of our common stock as of February 14, 2020.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders, and we do not have any present plans for doing so. In addition, certain of our debt agreements limit our ability to pay dividends. Refer to the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1 - October 31	—	$—	—	$91,586,032
November 1 - November 30	5,425	12.33	—	91,586,032
December 1 - December 31	—	—	—	91,586,032
Total	5,425	$12.33	—

(a)	Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.

(b)
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million in August 2011 and $150.0 million in February 2012, exclusive of any fees, commissions or other expenses. During 2018 and 2019, we made no common stock purchases, and at December 31, 2019, approximately $91.6 million was available pursuant to the stock repurchase program.

PERFORMANCE GRAPH (1)

(1)
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2014 through 2019.

	For the Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Amkor Technology, Inc.	$100.00	$85.63	$148.59	$141.55	$92.39	$183.10
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
PHLX Semiconductor	100.00	98.41	137.10	192.69	181.04	295.57

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2019	2018	2017 (d)	2016 (e)(f)	2015 (e)(f)
	(In thousands, except per share data)
Income Statement Data:
Net sales	$4,052,650	$4,316,466	$4,207,031	$3,927,849	$2,884,603
Gross profit	649,439	710,565	761,079	709,891	479,265
Gain on sale of real estate (a)	(3,302)	—	(108,109)	—	—
Operating income	233,170	258,144	405,540	308,587	164,839
Loss on debt retirement (b)	8,536	1,512	4,835	—	9,560
Income tax expense (c)	37,182	56,250	39,791	51,042	28,035
Equity in earnings of equity method investees	—	—	—	—	14,016
Net income	122,628	129,565	267,705	178,653	53,893
Net income attributable to Amkor	120,888	127,092	263,550	175,530	51,098
Net income attributable to Amkor per common share:
Basic	$0.50	$0.53	$1.10	$0.74	$0.22
Diluted	$0.50	$0.53	$1.10	$0.74	$0.22

Other Financial Data:
Depreciation and amortization	$524,177	$571,961	$581,940	$555,186	$494,200
Payments for property, plant and equipment	472,433	547,122	550,943	650,038	537,975

Balance Sheet Data:
Cash and cash equivalents	$894,948	$681,569	$596,364	$549,518	$523,172
Working capital	941,730	512,785	325,945	404,035	299,296
Total assets (g)	4,695,615	4,495,447	4,508,388	4,092,086	4,026,428
Non-current liabilities, including debt (g)	1,645,573	1,481,124	1,470,620	1,683,021	1,790,708
Total Amkor stockholders’ equity	1,963,739	1,830,540	1,696,276	1,383,588	1,200,286

(a)	In May 2017, we sold the land and buildings comprising our K1 factory for $142.4 million which resulted in a pre-tax gain of $108.1 million.

(b)
In April 2019, we recorded an $8.4 million loss on extinguishment related to the call premium paid and other debt related costs associated with redemption of the outstanding $525 million aggregate principal amount of 6.375% Senior Notes due 2022. In July 2017, we recorded a loss on debt retirement of $4.4 million relating to the partial early repayment of our 6.625% Senior Notes due 2021. During 2015, we recorded a loss on debt retirement of $8.9 million relating to the early repayment of our 7.375% Senior Notes due May 2018.

(c)
In 2019, income tax expense includes a net $11.1 million discrete income tax charge related to changes in the valuation of certain deferred tax assets. In 2018, we recorded a $ 22.3 million income tax expense to complete the accounting for the impact of the Tax Act. This expense reduced our estimated net tax benefit of $41.6 million recorded in 2017, primarily due to the reversal of a valuation allowance on certain U.S. deferred tax assets as a result of the enactment of the Tax Act.

(d)	On May 22, 2017, we completed the purchase of Nanium. Their financial results have been included in our Consolidated Financial Statements from the date of acquisition.

(e)
We increased our investment in J-Devices from 60% to 100% on December 30, 2015 through the exercise of additional options. As a result, our accounting for our Japan operations changed from the equity method to the consolidation method effective December 30, 2015. Our balance sheet data as of December 31, 2015 reflects the consolidation of our Japan operations. We began consolidating the operating results of our Japan operations in 2016. We recognized a net loss of $13.5 million in other (income) expense, net in connection with the acquisition in 2015. The net loss resulted from a loss of $29.6 million related to the release of certain accumulated foreign currency translation adjustments related to our Japan operations, offset by a gain of $16.1 million related to the step-up to fair value of our previous investments in our Japan operations.

(f)
On January 1, 2018, we retrospectively adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The selected financial data as of December 31, 2016 and 2015 and for the year ended December 31, 2015 was not adjusted for this new accounting standard.

(g)
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2019, there was an increase to our consolidated balance sheet of approximately $128 million for operating lease right of use assets and approximately $132 million for operating lease liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes comparisons of certain 2019 financial information to the same information for 2018. For discussion of 2018 results in comparison with 2017 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019.

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

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve through joint ventures, acquisitions and other strategic investments. For example, in May 2017 we acquired Nanium, which has strengthened our position in the market for wafer-level fan-out packaging, and in December 2015 we completed the acquisition of our Japan operations. We believe that taking advantage of these opportunities helps diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We believe that the smartphone inventory correction that impacted the first half of 2019 has recovered, while the general semiconductor market is nearing stabilization and is likely to resume growth going forward. We cannot predict the timing, strength or duration of any correction, economic slowdown or subsequent economic recovery.

Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part 1, Item 1A of this Annual Report on Form 10-K.

We operate in a capital intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy.

2019 Financial Summary

Our net sales decreased $263.8 million or 6.1% to $4,052.7 million in 2019 from $4,316.5 million in 2018. The decrease was generally attributable to a cyclical correction of the semiconductor market, partially offset by the introduction of a new high volume consumer product.

Gross profit decreased $61.1 million in 2019 compared to 2018, primarily due to lower revenue, reduced capacity utilization and mix of products sold with higher material content in 2019, partially offset by our continued effort to control our manufacturing costs.

In March 2019, we issued $525.0 million aggregate principal amount of our 6.625% Senior Notes due September 2027 (the “2027 Notes”). In April 2019, the net proceeds from this issuance were used, together with cash on hand, to redeem the outstanding $525.0 million aggregate principal amount of our 6.375% Senior Notes due October 2022 (the “2022 Notes”).

In 2019, our capital expenditures totaled $472.4 million, or 11.7% of net sales compared to $547.1 million, or 12.7% of net sales in 2018. The decrease is primarily due to our decision to reduce spending on incremental capacity during a period of reduced demand.

Net cash provided by operating activities was $563.9 million for the year ended December 31, 2019, compared to $663.4 million for the year ended December 31, 2018. This decrease was primarily due to lower net sales, lower operating profit, and changes in working capital.

In December 2019, we entered into a ¥28.5 billion ($260.6 million) term loan agreement due December 2024. We immediately drew down the full loan amount and used the proceeds to pay down $80.0 million of our senior secured revolving credit facility due 2023. In January 2020, we also used these proceeds to pay down $120.0 million of our term loan due December 2023. The remaining proceeds will be used for other general corporate purposes.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Materials	40.0%	38.7%	36.4%
Labor	16.0%	16.1%	15.6%
Other manufacturing costs	28.0%	28.7%	29.9%
Gross margin	16.0%	16.5%	18.1%
Operating income	5.8%	6.0%	9.6%
Net income attributable to Amkor	3.0%	2.9%	6.3%

Net Sales

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017
	(In thousands, except percentages)
Net sales	$4,052,650	$4,316,466	$4,207,031	$(263,816)	(6.1)%	$109,435	2.6%

The decrease in net sales in 2019 compared to 2018 was generally attributable to a cyclical correction of the semiconductor market, partially offset by the introduction of a new high volume consumer product.

Gross Profit and Gross Margin

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017
	(In thousands, except percentages)
Gross profit	$649,439	$710,565	$761,079	$(61,126)	$(50,514)
Gross margin	16.0%	16.5%	18.1%	(0.5)%	(1.6)%

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

Gross profit and gross margin for 2019 decreased compared to 2018, primarily due to lower revenue, reduced capacity utilization and mix of products sold with higher material content in 2019, partially offset by our continued effort to control our manufacturing costs.

Selling, General and Administrative Expenses

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017
	(In thousands, except percentages)
Selling, general and administrative	$281,933	$295,239	$297,021	$(13,306)	(4.5)%	$(1,782)	(0.6)%

Selling, general and administrative expenses decreased in 2019 compared to 2018 primarily due to decreased employee compensation costs, a gain on sale of real estate in Japan and our continued effort to control expenses.

Research and Development

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017
	(In thousands, except percentages)
Research and development	$137,638	$157,182	$166,627	$(19,544)	(12.4)%	$(9,445)	(5.7)%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses decreased in 2019 over 2018 due to projects that moved into production, partially offset by new development projects, primarily at our research and development facility in Korea.

Other Income and Expense

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017
	(In thousands, except percentages)
Interest expense	$71,587	$78,946	$85,554	$(7,359)	(9.3)%	$(6,608)	(7.7)%
Interest income	(6,655)	(4,133)	(3,215)	$(2,522)	61.0%	$(918)	28.6%
Foreign currency (gain) loss, net	1,944	1,451	11,823	493	34.0%	(10,372)	(87.7)%
Loss on debt retirement	8,536	1,512	4,835	7,024	>100%	(3,323)	(68.7)%
Other	(2,052)	(5,447)	(953)	3,395	(62.3)%	(4,494)	>100%
Total other expense, net	$73,360	$72,329	$98,044	$1,031	1.4%	$(25,715)	(26.2)%

Interest expense decreased in 2019 compared to 2018, primarily due to the redemption of $200.0 million of our 6.625% Senior Notes due 2021 in August 2018.  The 2018 redemption was funded with proceeds from our term loan due July 2023 which has a significantly lower interest rate. The interest expense decrease was partially offset by the interest incurred under our new $525.0 million aggregate principal amount of our 2027 Notes, which were issued in March 2019.

Loss on debt retirement in 2019 is primarily due to the early redemption in April 2019 of the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022.

Income Tax Expense

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017
	(In thousands, except percentages)
Income tax expense	$37,182	$56,250	$39,791	$(19,068)	$16,459
Effective tax rate	23.3%	30.3%	12.9%

The majority of our income is earned and taxed in foreign jurisdictions in the Asia Pacific region with applicable tax rates of approximately 25%. Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location.

The effective tax rate in 2017 includes a net tax benefit of $41.6 million for the provisional estimate of the impact of the Tax Act. The effective tax rate in 2018 includes a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017.

During 2019, 2018 and 2017, our subsidiaries in Korea, Malaysia, the Philippines, Singapore and Taiwan operated under various tax holidays. The tax holidays granted to our Malaysia operations and certain operations in the Philippines expired during 2018. The tax holiday granted to certain operations in Taiwan expired as of December 31, 2017. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, borrowings under available credit facilities and proceeds from any additional debt or equity financings. In March 2019, we issued $525.0 million of our 2027 Notes. Additionally, in April 2019, we redeemed the outstanding $525.0 million aggregate principal amount of our 2022 Notes. The redemption was funded with net proceeds from our issuance of the 2027 Notes, together with cash on hand. We refer you to Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

As of December 31, 2019, we had cash and cash equivalents of $894.9 million. Included in our cash balance as of December 31, 2019, is $790.0 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Act, distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. We estimate that repatriation of this foreign cash would generate withholding taxes and state income taxes of approximately $6.9 million.

In July 2018, the senior secured revolving credit facility of Amkor Technology, Inc. was terminated and replaced by a new senior secured revolving credit facility due July 2023 entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (“the Singapore Revolver”), and guaranteed by Amkor Technology, Inc. The availability for the Singapore Revolver is based on the amount of eligible accounts receivable. As of December 31, 2019, we had availability of $250.0 million under the Singapore Revolver, with no outstanding standby letters of credit. We refer you to Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. As of December 31, 2019, our foreign subsidiaries had $316.0 million available to be drawn under revolving credit facilities, including the Singapore Revolver, and $110.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.

As of December 31, 2019, we had $1,450.2 million of debt. Our scheduled principal repayments on debt include $144.5 million due in 2020, $113.4 million due in 2021, $260.0 million due in 2022, $297.8 million due in 2023, $81.9 million due in 2024 and $562.7 million due thereafter. We were in compliance with all debt covenants as of December 31, 2019, and we expect to remain in compliance with these covenants for at least the next twelve months.

In December 2019, we entered into a ¥28.5 billion (US$260.6 million) term loan agreement due December 2024. We immediately drew down the full loan amount and used the proceeds to pay down the $80.0 million of the Singapore Revolver. In January 2020, we also used these proceeds to repay $120.0 million of our term loan due December 2023. The remaining proceeds will be used for other general corporate purposes. We refer you to Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the year ended December 31, 2019 and 2018, we sold accounts receivable totaling $680.4 million and $873.9 million, net of discounts and fees of $4.4 million and $7.0 million, respectively.

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

Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At December 31, 2019, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the program since 2012.

Investments

We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. In 2019, our capital expenditures totaled $472.4 million or approximately 11.7% of net sales.

We expect that our 2020 capital expenditures will be approximately $550 million. Ultimately, the amount of our 2020 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In addition, we are subject to risks associated with our capital expenditures, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Capital Expenditures - We Make Substantial Investments in Equipment and Facilities To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.”

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2019 was as follows:

	For the Year Ended December 31
	2019	2018	2017
	(In thousands)
Operating activities	$563,850	$663,410	$618,267
Investing activities	(462,489)	(537,383)	(454,832)
Financing activities	108,250	(40,623)	(124,886)

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2019 decreased by $99.6 million compared to the year ended December 31, 2018, primarily due to lower net sales, lower operating profit, and changes in working capital.

Investing activities:  Our cash flow used in investing activities decreased compared to the year ended December 31, 2018 principally due to our initiative to reduce spending on incremental capacity during a period of reduced demand. The net cash used in investing activities for the year ended December 31, 2017, included the receipt of the remaining proceeds for the sale of the K1 factory in Korea and a payment for the acquisition of Nanium.

Financing activities:  The net cash provided by financing activities for the year ended December 31, 2019 was primarily due to the issuance of the 2027 Notes and net borrowings in Japan, partially offset by the redemption of the 2022 Notes and net repayments in Korea. The net cash used in financing activities for the year ended December 31, 2018 was primarily driven by the full redemption of our 6.625% Senior Notes due 2021 and net repayments in China and Korea, partially offset by the net borrowings in Japan.

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

	For the Year Ended December 31
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$563,850	$663,410	$618,267
Payments for property, plant and equipment	(472,433)	(547,122)	(550,943)
Proceeds from sale of and insurance recovery for property, plant and equipment	11,655	4,212	141,530
Free cash flow	$103,072	$120,500	$208,854

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Total debt	$1,460,351	$144,479	$113,408	$260,022	$297,818	$81,910	$562,714
Scheduled interest payment obligations (1)	362,403	58,722	56,789	52,686	48,137	37,909	108,160
Purchase obligations (2)	87,000	75,775	3,587	2,942	1,293	1,293	2,110
Operating lease obligations	147,800	46,204	35,686	21,015	11,046	9,605	24,244
Finance lease obligations (3)	25,546	9,905	8,808	2,064	956	949	2,864
Severance obligations (4)	127,386	13,408	10,178	9,286	8,456	7,687	78,371
Total contractual obligations	$2,210,486	$348,493	$228,456	$348,015	$367,706	$139,353	$778,463

(1)	Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2019, for variable rate debt.

(2)	Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at December 31, 2019.

(3)	Represents future minimum lease payments including interest payments.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2019, include:

•	$62.8 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•
$26.2 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
We recognize revenue over time as services are rendered because our services create or enhance the customer’s wafer. We utilize an input method (cost incurred plus estimated margin) to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. During the period of providing our services, we generally do not control or take ownership of customers’ wafers, nor do we include the cost of the wafer in our cost calculations. We believe that a cost-based input method is the most appropriate manner to measure how we satisfy our performance obligations to customers because the effort and costs incurred to package and/or test customer wafers are not linear over the duration of these services.
Shipping and handling costs are accounted for as a cost to fulfill our performance obligations to customers. Accordingly, we record customer payments of shipping and handling costs as a component of net sales, and the costs incurred for shipping and handling are then charged to cost of sales.

Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for years where the statute of limitations remains open in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there can be no assurance that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays or changes in tax laws or regulations could result in increased tax expense and effective tax rates in the future.

Additionally, we monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. For most of our deferred tax assets, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets. We have valuation allowances on certain U.S. federal net operating loss and U.S. foreign tax credit carryforwards expected to expire unused and select deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. For inventory valued using the standard cost method, we review and set our standard costs as needed, but at a minimum on an annual basis.

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

Recently Adopted Standards

For information regarding recently adopted accounting standards, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

Foreign Currency Risk

The U.S. dollar is our reporting and functional currency for our subsidiaries, except for our Japan operations, where the Japanese Yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. We also use forward contracts to mitigate foreign currency risk of certain monetary liabilities denominated in foreign currencies.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2019, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2019 would have been approximately $8 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2019, approximately 77% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen for local country sales. For the year ended December 31, 2019, approximately 51% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2019, to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2019 would have been approximately $106 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $2.8 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$111,408	$111,408	$215,772	$97,818	$61,910	$562,714	$1,161,030	$1,213,715
Average interest rate	1.3%	1.3%	2.5%	1.6%	1.8%	6.5%	4.1%
Variable rate debt	$33,071	$2,000	$44,250	$200,000	$20,000	$—	$299,321	$303,916
Average interest rate	3.1%	3.4%	3.4%	4.5%	3.4%	—%	4.1%
Total debt maturities	$144,479	$113,408	$260,022	$297,818	$81,910	$562,714	$1,460,351	$1,517,631

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

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

As described in Notes 1 and 6 to the consolidated financial statements, the Company recorded income tax expense of $37.2 million for the year ended December 31, 2019, and net deferred tax assets of $90.3 million and unrecognized tax benefits of $26.2 million as of December 31, 2019. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Management monitors on an ongoing basis its ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The Company operates in and files income tax returns in various U.S. and foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are there was significant judgment by management in determining the income tax provision and other tax positions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to income taxes. The audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including the controls addressing the completeness and accuracy of the data utilized. These procedures also included, among others (i) testing the income tax provision calculation and underlying data, including the effective tax rate reconciliation, significant return to provision adjustments, and permanent and temporary differences, (ii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, (iii) evaluating the identification of reserves for unrecognized tax benefits and the reasonableness of the “more likely than not” determination considering the jurisdictions, court decisions, legislative actions, statute of limitations, and developments in tax examinations, and (iv) using professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s judgment and estimates, including application of foreign and domestic tax laws and regulations.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 19, 2020

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$4,052,650	$4,316,466	$4,207,031
Cost of sales	3,403,211	3,605,901	3,445,952
Gross profit	649,439	710,565	761,079
Selling, general and administrative	281,933	295,239	297,021
Research and development	137,638	157,182	166,627
Gain on sale of real estate	(3,302)	—	(108,109)
Total operating expenses	416,269	452,421	355,539
Operating income	233,170	258,144	405,540
Interest expense	71,587	78,946	83,839
Interest expense, related party	—	—	1,715
Other (income) expense, net	1,773	(6,617)	12,490
Total other expense, net	73,360	72,329	98,044
Income before taxes	159,810	185,815	307,496
Income tax expense	37,182	56,250	39,791
Net income	122,628	129,565	267,705
Net income attributable to noncontrolling interests	(1,740)	(2,473)	(4,155)
Net income attributable to Amkor	$120,888	$127,092	$263,550
Net income attributable to Amkor per common share:
Basic	$0.50	$0.53	$1.10
Diluted	$0.50	$0.53	$1.10
Shares used in computing per common share amounts:
Basic	239,725	239,329	238,937
Diluted	240,122	239,741	239,651

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$122,628	$129,565	$267,705
Other comprehensive income (loss), net of tax:
Adjustments to unrealized components of defined benefit pension plans	(7,479)	(3,644)	5,165
Foreign currency translation	2,782	4,937	11,092
Total other comprehensive income (loss)	(4,697)	1,293	16,257
Comprehensive income	117,931	130,858	283,962
Comprehensive income attributable to noncontrolling interests	(1,740)	(2,473)	(4,155)
Comprehensive income attributable to Amkor	$116,191	$128,385	$279,807

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$894,948	$681,569
Restricted cash	610	2,589
Accounts receivable, net of allowances of $1,314 and $677, respectively	850,753	724,456
Inventories	220,602	230,589
Other current assets	34,620	32,005
Total current assets	2,001,533	1,671,208
Property, plant and equipment, net	2,404,850	2,650,448
Operating lease right of use assets	148,549	—
Goodwill	25,976	25,720
Restricted cash	2,974	3,893
Other assets	111,733	144,178
Total assets	$4,695,615	$4,495,447

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$144,479	$114,579
Trade accounts payable	571,054	530,398
Capital expenditures payable	77,044	255,237
Accrued expenses	267,226	258,209
Total current liabilities	1,059,803	1,158,423
Long-term debt	1,305,755	1,217,732
Pension and severance obligations	176,971	184,321
Long-term operating lease liabilities	91,107	—
Other non-current liabilities	71,740	79,071
Total liabilities	2,705,376	2,639,547
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 286,877 and 285,352 shares issued, and 240,805 and 239,385 shares outstanding, respectively	287	285
Additional paid-in capital	1,927,739	1,909,425
Retained earnings	234,077	113,189
Accumulated other comprehensive income (loss)	19,115	23,812
Treasury stock, at cost, 46,072 and 45,967 shares, respectively	(217,479)	(216,171)
Total Amkor stockholders’ equity	1,963,739	1,830,540
Noncontrolling interests in subsidiaries	26,500	25,360
Total equity	1,990,239	1,855,900
Total liabilities and equity	$4,695,615	$4,495,447

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2016	284,479	$284	$1,895,089	$(277,453)	$6,262	(45,814)	$(214,490)	$1,409,692	$19,825	$1,429,517
Net income	—	—	—	263,550	—	—	—	263,550	4,155	267,705
Other comprehensive income (loss)	—	—	—	—	16,257	—	—	16,257	—	16,257
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(131)	(1,492)	(1,492)	—	(1,492)
Issuance of stock through share-based compensation plans	650	1	3,123	—	—	—	—	3,124	—	3,124
Share-based compensation	—	—	5,145	—	—	—	—	5,145	—	5,145
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(547)	(547)
Balance at December 31, 2017	285,129	$285	$1,903,357	$(13,903)	$22,519	(45,945)	$(215,982)	$1,696,276	$23,433	$1,719,709
Net income	—	—	—	127,092	—	—	—	127,092	2,473	129,565
Other comprehensive income (loss)	—	—	—	—	1,293	—	—	1,293	—	1,293
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(22)	(189)	(189)	—	(189)
Issuance of stock through share-based compensation plans	223	—	1,050	—	—	—	—	1,050	—	1,050
Share-based compensation	—	—	5,018	—	—	—	—	5,018	—	5,018
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(546)	(546)
Balance at December 31, 2018	285,352	$285	$1,909,425	$113,189	$23,812	(45,967)	$(216,171)	$1,830,540	$25,360	$1,855,900
Net income	—	—	—	120,888	—	—	—	120,888	1,740	122,628
Other comprehensive income (loss)	—	—	—	—	(4,697)	—	—	(4,697)	—	(4,697)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(105)	(1,308)	(1,308)	—	(1,308)
Issuance of stock through share-based compensation plans	1,525	2	11,403	—	—	—	—	11,405	—	11,405
Share-based compensation	—	—	6,911	—	—	—	—	6,911	—	6,911
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(600)	(600)
Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$122,628	$129,565	$267,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524,177	571,961	581,940
Gain on sale of real estate	(3,302)	—	(108,109)
Amortization of deferred debt issuance costs and premiums	1,640	1,120	1,235
Deferred income taxes	25,931	(13,110)	(42,189)
Loss on debt retirement	8,536	1,512	4,835
Loss (gain) on disposal of fixed assets, net	(1,175)	5,310	(2,648)
Share-based compensation	6,911	5,018	5,145
Other, net	4,394	2,558	(8,143)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(124,140)	80,571	(133,814)
Inventories	10,208	(16,310)	(36,307)
Other current assets	(2,369)	4,329	(2,473)
Other assets	2,253	1,986	(458)
Trade accounts payable	38,670	(43,490)	67,574
Accrued expenses	(33,297)	(78,136)	29,424
Pension and severance obligations	(12,216)	(4,653)	23,881
Net operating lease ROU asset	(127,743)	—	—
Operating lease liabilities	131,967	—	—
Other non-current liabilities	(9,223)	15,179	(29,331)
Net cash provided by operating activities	563,850	663,410	618,267
Cash flows from investing activities:
Payments for property, plant and equipment	(472,433)	(547,122)	(550,943)
Proceeds from sale of property, plant and equipment	10,117	2,841	141,530
Proceeds from insurance recovery for property, plant and equipment	1,538	1,371	—
Proceeds from foreign exchange forward contracts	13,550	6,754	—
Payments for foreign exchange forward contracts	(15,593)	(5,864)	—
Acquisition of business, net of cash acquired	—	—	(43,771)
Other investing activities	332	4,637	(1,648)
Net cash used in investing activities	(462,489)	(537,383)	(454,832)
Cash flows from financing activities:
Proceeds from revolving credit facilities	272,700	—	75,000
Payments of revolving credit facilities	(272,700)	(75,000)	—
Proceeds from short-term debt	51,434	23,341	77,781
Payments of short-term debt	(52,635)	(46,631)	(70,236)
Proceeds from issuance of long-term debt	975,575	596,226	223,976
Payments of long-term debt	(862,927)	(535,738)	(405,269)
Payments of long-term debt, related party	—	—	(17,837)
Payments for debt issuance costs	(7,027)	(3,796)	(156)
Payments of finance lease obligations	(6,574)	(3,930)	(5,340)
Payment of deferred consideration for purchase of facility	—	—	(3,890)
Proceeds from issuance of stock through share-based compensation plans	11,405	1,050	3,124
Other financing activities	(1,001)	3,855	(2,039)
Net cash provided by (used in) financing activities	108,250	(40,623)	(124,886)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	870	(204)	8,807
Net increase in cash, cash equivalents and restricted cash	210,481	85,200	47,356
Cash, cash equivalents and restricted cash, beginning of period	688,051	602,851	555,495
Cash, cash equivalents and restricted cash, end of period	$898,532	$688,051	$602,851

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65,992	$77,575	$83,808
Income taxes	44,495	63,080	61,878
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	77,250	256,070	294,912
Right of use assets acquired through finance lease liabilities	10,835	17,163	929
Right of use assets acquired through operating lease liabilities	60,963	—	—

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

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. On May 22, 2017, we completed the purchase of Nanium, S.A. (“Nanium”). Nanium’s financial results have been included in our Consolidated Financial Statements from the date of acquisition (Note 3). Our investments in variable interest entities in which we are the primary beneficiary are consolidated. We reflect the remaining portion of variable interest entities and foreign subsidiaries that are not wholly owned as noncontrolling interests.

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

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2019, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $16.9 million and $0.1 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2019, 2018 or 2017. The creditors of the Philippine realty corporations have no recourse to our general credit.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries other than our Japan operations, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at daily exchange rates, except for expenses related to balance sheet amounts which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other (income) expense, net in the period in which they occur.

The Japanese Yen is the functional currency of our Japan operations. The asset and liability amounts of our Japan operations are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting transaction exchange gains or losses are included in other expense (income) in the period in which they occur.

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

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. At December 31, 2019, our cash and cash equivalents were maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

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

Inventories

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. We review and set our standard costs as needed, but at a minimum on an annual basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Derivatives

We use foreign exchange forward contracts to manage exposure to foreign exchange risk which are generally settled monthly. The derivatives are recorded at the fair value either in other current assets or accrued expenses, with the associated gains and losses charged to other (income) expense, net in the period in which they occur. We do not apply hedge accounting to the derivatives. See Note 15 for further discussion about the derivatives.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We recognize revenue over time as services are rendered because our services create or enhance the customer’s wafer. We utilize an input method (cost incurred plus estimated margin) to determine the amount of revenue to recognize for in-process, but incomplete, customer orders at a reporting date. During the period of providing our services, we generally do not control or take ownership of customers’ wafers, nor do we include the cost of the wafer in our cost calculations. We believe that a cost-based input method is the most appropriate manner to measure how we satisfy our performance obligations to customers because the effort and costs incurred to package and/or test customer wafers are not linear over the duration of these services.
Shipping and handling costs are accounted for as a cost to fulfill our performance obligations to customers. Accordingly, we record customer payments of shipping and handling costs as a component of net sales, and the costs incurred for shipping and handling are then charged to cost of sales.

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2019 and 2018 were $125.4 million and $89.3 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

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

See Note 6 for further discussion regarding unrecognized income tax benefits.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

2.	New Accounting Standards

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which was subsequently amended and clarified. Topic 842 requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. The standard also requires the lessee to recognize a right-of-use asset and a corresponding lease liability for both finance leases and operating leases. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes a straight-line lease expense. The standard permits the use of two alternative transition approaches, either with application in all comparative periods presented or with application beginning with the effective date without restating comparative period financial statements.

Effective January 1, 2019, we adopted the requirements of Topic 842 using the modified transition approach without restating the comparative period financial statements. The new standard resulted in increases in our operating lease right of use assets, accrued expenses and long-term operating lease liabilities account balances to record our operating leases on our Consolidated Balance Sheet. The new standard also resulted in additional disclosures for our operating and finance leases (Note 10). In accordance with Topic 842, we applied practical expedients permitted under the transition guidance, which allowed us to not:

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

Our share-based compensation is measured at fair value and expensed over the service period (generally the vesting period). The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the years ended December 31, 2019, 2018 and 2017, we recognized share-based compensation attributable to stock options and restricted shares of $6.9 million, $5.0 million and $5.1 million, respectively, primarily in selling, general and administrative expenses. The corresponding deferred income tax benefits for stock options or restricted shares is $1.3 million, $1.0 million and $2.4 million for 2019, 2018 and 2017 respectively.

Equity Incentive Plan

Second Amended and Restated 2007 Equity Incentive Plan.  The Second Amended and Restated 2007 Equity Incentive Plan, (the “2007 Plan”) provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The 2007 Plan is effective through 2027 and can be terminated at the discretion of the Board of Directors. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan and at December 31, 2019 there were 5.2 million shares available for grant.

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

The following table summarizes our stock option activity for the year ended December 31, 2019:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	4,743	$8.79
Granted	3,100	9.10
Exercised	(1,442)	7.91
Forfeited or expired	(556)	9.39
Outstanding at December 31, 2019	5,845	$9.11	7.74	$22,738
Fully vested at December 31, 2019 and expected to vest thereafter	5,718	$9.11	7.71	$22,256
Exercisable at December 31, 2019	2,140	$8.87	6.04	$8,829

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Year Ended December 31,
	2019	2018	2017
Expected life (in years)	6.0	6.0	5.7
Risk-free interest rate	2.5%	2.7%	1.9%
Volatility	43%	42%	43%
Dividend yield	—	—	—
Weighted-average grant date fair value per option granted	$4.06	$4.17	$4.24

Total unrecognized compensation expense from stock options was $11.8 million as of December 31, 2019, which is expected to be recognized over a weighted-average period of approximately 2.6 years beginning January 1, 2020.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

grant and is recognized ratably over the vesting period. Upon vesting of restricted stock awards, we may issue new shares of common or treasury stock.

The following table summarizes our restricted share activity for the year ended December 31, 2019:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2018	147	$9.63
Awards granted	82	7.29
Awards vested	(83)	9.32
Awards forfeited	—	—
Non-vested at December 31, 2019	146	8.48

Total unrecognized compensation cost from restricted shares was $0.8 million as of December 31, 2019, which is expected to be recognized over a weighted-average period of approximately 0.7 years beginning January 1, 2020.

5.	Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest income	$(6,655)	$(4,133)	$(3,215)
Foreign currency (gain) loss, net	1,944	1,451	11,823
Loss on debt retirement	8,536	1,512	4,835
Other	(2,052)	(5,447)	(953)
Total other (income) expense, net	$1,773	$(6,617)	$12,490

6.	Income Taxes

Geographic sources of income (loss) before taxes are as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$1,138	$5,535	$26,040
Foreign	158,672	180,280	281,456
Income before taxes	$159,810	$185,815	$307,496

The provision for income taxes includes current federal, state and foreign taxes payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$(179)	$22,003	$—
State	3	39	11
Foreign	11,427	47,318	81,969
	11,251	69,360	81,980
Deferred:
Federal	1,832	5,468	(34,787)
State	299	2,993	(4,072)
Foreign	23,800	(21,571)	(3,330)
	25,931	(13,110)	(42,189)
Income tax expense	$37,182	$56,250	$39,791

The reconciliation between the U.S. federal statutory income tax rate of 21% for 2019 and 2018 and 35% for 2017 and our income tax expense is as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
U.S. federal statutory income tax rate	$33,560	$39,021	$107,623
State taxes, net of federal benefit	293	1,677	2,624
Foreign income taxed at different rates	(10,600)	6,340	(51,661)
Foreign exchange (loss) gain	84	(3,797)	29,756
Change in valuation allowance	18,374	(12,662)	(6,763)
Adjustments related to prior years	(3,190)	1,898	(558)
U.S. tax reform (the Tax Act)	—	22,284	(41,554)
Income tax credits generated	(9,006)	(18,106)	(7,296)
Foreign earnings and profits	3,360	387	719
Foreign derived intangible income	(3,195)	—	—
Expiration of net operating losses and credits	3,084	19,462	166
Settlements and changes in uncertain tax positions	3,256	(1,230)	5,305
Other	1,162	976	1,430
Income tax expense	$37,182	$56,250	$39,791

The change in valuation allowance for 2019, 2018 and 2017, excluding the impact of the Tax Act, is primarily the result of changes in net operating loss, tax credit, and other carryforwards for which no tax expense or benefit has been recognized. Prior to 2018, the benefit of foreign income taxed at different rates increased as foreign income before tax has increased. The decrease in the U.S. federal statutory income tax rate to 21% in 2018 has reduced the impact of foreign income taxed at different rates than the U.S. rate.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$25,905	$13,207
Income tax credits	98,158	107,532
Property, plant and equipment	27,199	38,050
Deferred interest expense	12,361	5,415
Accrued liabilities	61,812	68,402
Receivable	30,558	31,729
Unrealized foreign exchange loss	2,750	1,410
Operating lease liabilities	18,164	—
Other	11,889	14,545
Total deferred tax assets	288,796	280,290
Valuation allowance	(136,934)	(118,560)
Total deferred tax assets net of valuation allowance	151,862	161,730
Deferred tax liabilities:
Property, plant and equipment	23,747	14,605
Deferred gain	11,193	11,651
Unrealized foreign exchange gain	1,195	1,695
Unbilled receivables	3,580	9,515
Operating lease right of use assets	17,687	—
Other	4,125	5,805
Total deferred tax liabilities	61,527	43,271
Net deferred tax assets	$90,335	$118,459
Recognized as:
Other assets	$90,465	$118,697
Other non-current liabilities	(130)	(238)
Total	$90,335	$118,459

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2019	2018
	(In thousands)
Valuation allowance:
U.S.	$80,241	$77,580
Foreign	56,693	40,980
Total valuation allowance	$136,934	$118,560

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Malaysia, the Philippines, Singapore and Taiwan was subject to reduced income tax rates and, in some cases, was exempt from income taxes. We recognized $14.7 million, $1.9 million and $6.2 million in tax benefits as a result of the tax holidays

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

in 2019, 2018 and 2017, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.06, $0.01 and $0.03 for 2019, 2018 and 2017, respectively.

Our net operating loss carryforwards (“NOLs”) are as follows:

	December 31,
	2019	2018	Expiration
	(In thousands)
U.S. Federal NOLs	$23,977	$25,272	2021-2024
U.S. State NOLs	93,674	108,011	2020-2036
Foreign NOLs	85,123	10,686	2022-2028

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

At December 31, 2019 and 2018, a portion of our remaining U.S. federal net operating loss carryforward was reserved with a valuation allowance due to ownership change limitations from a prior year acquisition as well as certain state net operating loss carryforwards expected to expire unused.

Our tax credit carryforwards are as follows:

	December 31,
	2019	2018	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$77,983	$84,056	2026-2028
U.S. Other Tax Credits	1,404	1,117	2026-2039
Foreign Tax Credits	18,771	22,359	2020-2029

At December 31, 2019 and 2018, a portion of our U.S. and foreign tax credit carryforwards were reserved with a valuation allowance for the amount expected to expire unused.

As a result of the deemed repatriation provision of the Tax Act, U.S. income taxes have been provided on approximately $1.1 billion of the undistributed earnings of our foreign subsidiaries at December 31, 2017.  The income tax expense from the deemed repatriation was offset by net operating loss carryforwards and income tax credits resulting in a transition tax payable of $21.8 million. Under an election of the Tax Act, the remaining transition tax is payable over eight years beginning with tax year 2017, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. We estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $89.8 million.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2012-2019. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. In certain circumstances where we elect to appeal the results of an examination, we may be

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include our 2012, 2013 and 2018 Philippine income tax returns.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$25,268	$27,211	$23,149
Additions based on tax positions related to the current year	8,944	401	1,419
Additions for tax positions of prior years	188	636	2,661
Reductions for tax positions of prior years	(4,539)	(2,958)	(1)
Reductions related to settlements with tax authorities	(1,886)	—	—
Reductions from lapse of statutes of limitations	(1,733)	(22)	(17)
Balance at December 31	$26,242	$25,268	$27,211

The net increase in our unrecognized tax benefits was $1.0 million from December 31, 2018 to December 31, 2019. The increase was primarily related to income attribution offset by the settlement of an examination of our 2015-2018 Korea tax returns. At December 31, 2019, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized. It is reasonably possible that unrecognized tax benefits related to entity classification and withholding taxes will decrease in the next 12 months by up to $6.4 million due to the lapse of statutes of limitations in foreign jurisdictions.

The liability related to our unrecognized tax benefits is $22.3 million as of December 31, 2019 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets. The balance of accrued and unpaid interest and penalties is $3.9 million as of December 31, 2019 and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income available to Amkor common stockholders	$120,888	$127,092	$263,550

Weighted-average shares outstanding — basic	239,725	239,329	238,937
Effect of dilutive securities:
Stock options and restricted share awards	397	412	714
Weighted-average shares outstanding — diluted	240,122	239,741	239,651
Net income attributable to Amkor per common share:
Basic	$0.50	$0.53	$1.10
Diluted	0.50	0.53	1.10

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Stock options and restricted share awards	5,379	3,662	3,445

8.	Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2019 and 2018, we sold accounts receivable totaling $680.4 million and $873.9 million, net of discounts and fees of $4.4 million and $7.0 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2019	2018
	(In thousands)
Land	$219,785	$222,884
Land use rights (1)	—	26,845
Buildings and improvements	1,571,653	1,523,065
Machinery and equipment	5,303,729	5,196,930
Finance lease machinery and equipment	34,158	25,874
Software and computer equipment	220,264	213,440
Furniture, fixtures and other equipment	19,740	17,204
Construction in progress	12,593	44,381
Total property, plant and equipment	7,381,922	7,270,623
Less accumulated depreciation and amortization	(4,977,072)	(4,620,175)
Total property, plant and equipment, net	$2,404,850	$2,650,448

(1) Effective January 1, 2019, and in connection with the adoption of Topic 842, land use rights were reclassified to operating lease right of use asset within our Consolidated Balance Sheet.

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Depreciation expense	$522,011	$570,304	$580,172

As part of our plan to consolidate factory operations in Korea, we sold the land and buildings comprising our K1 factory in May 2017 for $142.4 million.  We received 10% of the sale price at signing in November 2016 and the balance at closing, at which time we recognized a pre-tax gain of $108.1 million.

10.     Leases

The components of lease expense were as follows:

For the Year Ended December 31, 2019

Operating lease cost	$41,559
Finance lease cost
Amortization of leased assets	5,240
Interest on lease liabilities	933
Total finance lease cost	6,173
Short-term lease cost	8,927
Variable lease cost	5,416
Net lease cost	$62,075

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Rent expense was $43.6 million and $48.1 million for the for the year ended December 31, 2018 and 2017, respectively.
Other information related to leases was as follows:

For the Year Ended December 31, 2019
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39,870
Operating cash flows for finance leases	893
Financing cash flows for finance leases	6,574

Weighted Average Remaining Lease Term (years)
Operating leases	4.7
Finance leases	3.6

Weighted Average Discount Rate
Operating leases	4.2%
Finance leases	4.6%

Maturities of lease liabilities were as follows:

December 31, 2019			December 31, 2018
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
	(In thousands)			(In thousands)
2020	$46,204	$9,905	2019	$32,461	$6,430
2021	35,686	8,808	2020	24,630	4,555
2022	21,015	2,064	2021	17,676	4,748
2023	11,046	956	2022	10,942	936
2024	9,605	949	2023	9,008	936
Thereafter	24,244	2,864	Thereafter	26,070	3,807
Total future minimum lease payments	147,800	25,546		$120,787	$21,412
Less: Imputed interest	(15,721)	(2,317)
Total	$132,079	$23,229

As of December 31, 2019, we have entered into additional lease agreements that have not yet commenced of approximately $6.2 million.

11. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
	(In thousands)
Payroll and benefits	$115,693	$124,943
Short-term operating lease liability	40,972	—
Deferred revenue and customer advances	16,177	16,736
Accrued severance plan obligations (Note 13)	13,408	13,179
Income taxes payable	11,661	38,567
Accrued interest	11,638	10,302
Short-term finance lease liability	9,121	6,028
Other accrued expenses	48,556	48,454
Total accrued expenses	$267,226	$258,209

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

12. Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2019	2018
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.375% Senior notes, due October 2022 (1)	$—	$524,971
6.625% Senior notes, due September 2027 (1)	525,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, LIBOR plus the applicable bank rate, due October 2020 (2)	—	—
Term loan, fixed rate at 3.70%, due May 2020 (3)(5)	—	120,000
Term loan, fund floating rate plus 1.60%, due June 2020 (4) (5) (6)	24,000	125,000
Term loan, applicable bank rate plus 2.03%, due July 2022 (5)	40,000	—
Term loan, applicable bank rate plus 2.03%, due September 2022 (5)	60,000	—
Term loan, LIBOR plus 2.56%, due December 2023	200,000	200,000
Term loan, applicable bank rate plus 1.98%, due December 2028 (6)	66,000	24,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (7)	7,071	8,232
Term loan, fixed rate at 0.86%, due June 2022	23,018	31,908
Term loan, fixed rate at 0.60%, due July 2022	5,064	6,838
Term loan, fixed rate at 1.30%, due July 2023	179,541	225,180
Term loan, fixed rate at 1.35%, due December 2024 (8)	262,407	—
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.80%, due December 2019 (9)	—	48,000
Term loan, LIBOR plus 1.60%, due March 2022 (9)	29,000	—
Term loan, LIBOR Plus 1.40%, due March 2022 (9)	19,250	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (8) (10)	—	—
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020 (Taiwan) (11)	—	20,000
Revolving credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (11)	20,000	—
	1,460,351	1,334,129
Less: Unamortized premium, discount and deferred debt costs, net	(10,117)	(1,818)
Less: Short-term borrowings and current portion of long-term debt	(144,479)	(114,579)
Long-term debt	$1,305,755	$1,217,732

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(1)
In April 2019, we redeemed the outstanding $525.0 million aggregate principal amount of our 6.375% Senior Notes due 2022 (“2022 Notes”). In accordance with the terms of the indenture governing the 2022 Notes, the redemption price was 101.594% of the principal amount of the 2022 Notes plus accrued and unpaid interest. We recorded an $8.4 million loss on extinguishment related to the call premium paid and other debt related costs associated with the 2022 Notes. The redemption of the 2022 Notes was funded with net proceeds from our issuance of $525.0 million of 6.625% Senior Notes due September 2027 (“2027 Notes”) in March 2019, together with cash on hand. The 2027 Notes were issued at a discount of 99.5% or $2.6 million and are senior unsecured obligations. Interest is payable semiannually on March 15 and September 15 of each year, commencing September 15, 2019. We incurred $3.6 million of debt issuance costs associated with the 2027 Notes.

(2)
In October 2019, we renewed our revolving credit facility agreement with availability of $30.0 million. Interest is payable monthly in arrears. Principal will be payable at the maturity date of October 2020. As of December 31, 2019, $30.0 million was available to be drawn.

(3)	In May 2017, we entered into a $120.0 million term loan agreement due May 2020. During 2019, we repaid all $120.0 million of the outstanding balance of this term loan.

(4)
In May 2015, we entered into a term loan agreement pursuant to which we may borrow up to $150.0 million for capital expenditures. Principal is payable at maturity in June 2020. Interest is payable quarterly in arrears. During 2019, we repaid $101.0 million of the outstanding balance of this term loan. In February 2020, we repaid the remaining $24.0 million of the outstanding balance.

(5)
In July 2019, we entered into an agreement pursuant to which we may borrow up to $180.0 million for purchases of materials through two term loans. Principal is payable at maturity and interest is payable quarterly in arrears.

We borrowed the full balance of $40.0 million under the first term loan in July 2019 to repay $40.0 million of the outstanding balance for the term loan due May 2020. This term loan bears interest at a fixed rate of 3.80% and has a maturity date of July 2022.
We borrowed $60.0 million under the second term loan in September 2019 to repay part of the term loan due June 2020. The $60.0 million borrowing under the second term loan bears interest at a fixed rate of 3.59% and has a maturity date of September 2022. As of December 31, 2019, $80.0 million was available to be drawn under the second term loan.

(6)
In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. During 2019, we borrowed $42.0 million of this term loan and used the proceeds to repay part of the term loan due June 2020. Principal of this term loan is payable in semiannual installments beginning June 2022 and ending at maturity in December 2028. Interest is fixed at 4.5% and is payable quarterly in arrears. As of December 31, 2019, $24.0 million was available to be drawn. In February 2020, we used the remaining $24.0 million to repay, in full, the term loan due June 2020.

(7)	We entered into various short-term loans which mature semiannually. Principal is payable in monthly installments. As of December 31, 2019, $6.0 million was available to be drawn.

(8)
In December 2019, we entered into a ¥28.5 billion (US$260.6 million) term loan agreement due December 2024, guaranteed by Amkor Technology Inc. and our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. Principal is due in 20 equal, quarterly installments plus accrued interest, through maturity. We immediately drew down $260.6 million. In December 2019, we used the proceeds to pay down $80.0 million of the senior secured revolving credit facility due July 2023. In January 2020, we also used these proceeds to repay $120.0 million of our term loan due December 2023. The remaining proceeds will be used for other general corporate purposes.

(9)
In December 2016, we entered into a $50.0 million term loan agreement. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity in December 2019. Interest is payable quarterly. During the twelve months ended December 31, 2019, we repaid the entire $48.0 million outstanding balance of this term loan using the proceeds from our term loans due March 2022.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

In March 2019, we entered into a $30.0 million term loan agreement due March 2022. We borrowed $30.0 million under this term loan and used the proceeds to repay part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly.
In April 2019, we entered into a term loan agreement with availability of $20.0 million due March 2022. We borrowed $20.0 million under this term loan and used the proceeds to repay part of the term loan due December 2019. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly.

(10)
In July 2018, the senior secured revolving credit facility of Amkor Technology, Inc. was terminated and replaced by a new facility due July 2023 entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., and guaranteed by Amkor Technology, Inc. We recorded a $0.4 million charge for the write-off of the associated unamortized debt issuance costs relating to the terminated credit facility. The availability for the new revolving credit facility is based on the amount of eligible accounts receivable. As of December 31, 2019, $250.0 million was available to be drawn.

(11)
In November 2015, we entered into a $39.0 million revolving credit facility due November 2020. In December 2019, we entered into a $56.0 million revolving credit facility due December 2024 to replace the $39.0 million revolving credit facility. We immediately drew $20.0 million to repay the credit facility due November 2020. Principal is payable at maturity. As of December 31, 2019, $36.0 million was available to be drawn under the credit facility due December 2024.

Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of all collateral exceeds the carrying amount of the collateralized debt.
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other fixed- and variable-rate debt. Refer to the table above for the interest rates on our fixed-rate debt and to the table below for the interest rates on our variable-rate debt.

	December 31,
	2019	2018
Amkor Technology Korea, Inc.:
Term Loan, fund floating rate plus 1.60%, due June 2020	3.90%	4.49%
Term loan, LIBOR plus 2.56%, due December 2023	4.49%	5.38%
Amkor Technology Japan, Inc:
Short-term term loans, variable rate	0.22%	0.24%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.80%, due December 2019	—	4.22%
Term loan, LIBOR plus 1.60%, due March 2022	3.53%	—
Term loan, LIBOR Plus 1.40%, due March 2022	3.30%	—
Amkor Technology Taiwan Ltd.:
Revolving credit facility, TAIFX plus the applicable bank rate, due November 2020	—%	4.26
Revolving credit facility, TAIFX plus the applicable bank rate, due December 2024	3.35%	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and Amkor Technology Singapore Holding Pte, Ltd. guarantee certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative, negative and financial covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders and we do not have any present plans for doing so. We were in compliance with all debt covenants at December 31, 2019 and 2018.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2020	$144,479
2021	113,408
2022	260,022
2023	297,818
2024	81,910
Thereafter	562,714
Total debt	$1,460,351

13. Pension and Severance Plans

Korean Severance Plan

Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. To the extent eligible employees are terminated, our subsidiary in Korea would be required to make lump-sum severance payments on behalf of these eligible employees for service provided prior to August 1, 2015. Factors used to determine severance benefits include employees’ length of service, seniority and rate of pay. The employees’ length of service and seniority are fixed as of July 31, 2015. The employees’ rate of pay is adjusted to the rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. On August 1, 2015, our subsidiary in Korea began sponsoring a defined benefit pension plan and a defined contribution plan. Existing employees at that time were given the option of choosing either a defined benefit pension plan or a defined contribution plan for their future benefits and new employees since that date are enrolled in a defined contribution plan.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$142,298	$153,920	$136,396
Provision of severance benefits	1,306	1,939	11,714
Severance payments	(10,659)	(7,611)	(11,787)
Foreign currency (gain) loss	(5,398)	(5,950)	17,597
Balance at December 31	127,547	142,298	153,920
Payments remaining with the National Pension Fund	(161)	(172)	(185)
Total accrued severance plan obligations at December 31	127,386	142,126	153,735
Less current portion of accrued severance plan obligations (Note 11)	13,408	13,179	15,190
Non-current portion of accrued severance plan obligations	$113,978	$128,947	$138,545

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$175,712	$158,466
Service cost	31,355	32,913
Interest cost	5,244	4,867
Benefits paid	(11,742)	(6,137)
Actuarial (gain) loss	12,540	(5,991)
Settlement	(5,310)	(5,055)
Foreign exchange (gain) loss	(351)	(3,351)
Projected benefit obligation at December 31	207,448	175,712
Change in plan assets:
Fair value of plan assets at January 1	123,370	115,725
Actual gain (loss) on plan assets	12,221	(4,210)
Employer contributions	27,134	26,899
Settlement	(5,310)	(5,055)
Benefits paid	(11,742)	(6,137)
Foreign exchange gain (loss)	(515)	(3,852)
Fair value of plan assets at December 31	145,158	123,370
Funded status of the Plans at December 31	$(62,290)	$(52,342)

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2019	2018
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$498	$2,740
Accrued benefit liability (included in pension and severance obligations)	(62,788)	(55,082)
Net amount recognized at year end	$(62,290)	$(52,342)

The accumulated benefit obligation as of December 31, 2019 and 2018 was $154.7 million and $132.9 million, respectively.

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2017	$603	$5,700	$6,303
Amortization included in net periodic pension cost	(1)	(1,735)	(1,736)
Net gain (loss) arising during period	—	(1,908)	(1,908)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	(1)	(3,643)	(3,644)
Balance at December 31, 2018	602	2,057	2,659
Amortization and settlement gain included in net periodic pension cost	—	(589)	(589)
Net gain (loss) arising during period	—	(6,890)	(6,890)
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	(7,479)	(7,479)
Balance at December 31, 2019	$602	$(5,422)	$(4,820)
Estimated amortization of cost to be included in 2020 net periodic pension cost	$—	$59	$59

Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2019	2018
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$197,377	$135,967
Aggregate fair value of plan assets	134,589	80,885
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	71,059	63,274
Aggregate fair value of plan assets	24,043	20,094

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes total pension expense:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$31,355	$32,913	$33,823
Interest cost	5,244	4,867	4,067
Expected return on plan assets	(6,412)	(5,640)	(4,537)
Amortization of prior service cost	—	6	30
Recognized actuarial (gain) loss	(374)	(147)	84
Net periodic pension cost	29,813	31,999	33,467
Curtailment loss	—	—	574
Settlement (gain) loss	(210)	(1,639)	383
Total pension expense	$29,603	$30,360	$34,424

The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2019	2018	2017
Discount rate for determining net periodic pension cost	3.1%	3.2%	3.1%
Discount rate for determining benefit obligations at December 31	2.5%	3.1%	3.2%
Rate of compensation increase for determining net periodic pension cost	3.6%	3.8%	3.8%
Rate of compensation increase for determining benefit obligations at December 31	3.7%	3.6%	3.8%
Expected rate of return on plan assets for determining net periodic pension cost	5.1%	4.9%	4.9%

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	65%	33%	2%
Korea defined benefit plan	15%	40%	45%
Philippine defined benefit plan	40%	50%	10%

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents (Level 1)	$3,614	$6,640
Equity securities
U.S. securities (Level 1)	19,276	15,069
U.S. securities (Level 2)	2	—
Foreign securities (Level 1)	11,854	10,162
Foreign securities (Level 2)	28	—
Foreign mutual funds (Level 1)	30,801	25,236
	61,961	50,467
Debt securities
U.S. government bonds (Level 2)	1,442	1,039
U.S. corporate bonds (Level 2)	31	29
Foreign government bonds (Level 1)	3,338	4,427
Foreign government bonds (Level 2)	9,821	9,545
Foreign corporate bonds (Level 1)	379	5,713
Foreign corporate bonds (Level 2)	5,249	1,951
Foreign treasury notes (Level 1)	3,516	2,587
Foreign mutual funds (Level 1)	11,404	11,188
	35,180	36,479
Foreign guaranteed investment contracts (Level 2)	33,931	18,120
Taiwan retirement fund (Level 1)	11,359	10,451
Other, net (Level 1)	99	680
Other, net (Level 2)	(986)	533
Total fair value of pension plan assets	$145,158	$123,370

The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $23 million during 2020. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2020	$9,569
2021	11,780
2022	13,093
2023	15,573
2024	18,584
2025 to 2029	137,242

Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $13.6 million, $12.2 million and $10.4 million for 2019, 2018 and 2017, respectively.

14. Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Defined Benefit Pension	Foreign Currency Translation	Total
	(In thousands)
Balance at December 31, 2017	$6,303	$16,216	$22,519
Other comprehensive income (loss) before reclassifications	(1,908)	4,937	3,029
Amounts reclassified from accumulated other comprehensive income (loss)	(1,736)	—	(1,736)
Other comprehensive income (loss)	(3,644)	4,937	1,293
Balance at December 31, 2018	$2,659	$21,153	$23,812
Other comprehensive income (loss) before reclassifications	(6,890)	2,782	(4,108)
Amounts reclassified from accumulated other comprehensive income (loss)	(589)	—	(589)
Other comprehensive income (loss)	(7,479)	2,782	(4,697)
Balance at December 31, 2019	$(4,820)	$23,935	$19,115

Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 13) or other (income) expense, net.

15. Derivatives

We use foreign currency forward contracts to mitigate foreign currency risk of certain assets and monetary liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2019 and 2018, our foreign exchange forward contracts consisted of the following:

	December 31, 2019			December 31, 2018
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese Yen	$391,643	$2,225	Other current assets	$163,419	$1,565	Other current assets
Korean Won	74,076	86	Other current assets	—	—	N/A
Total forward contracts	$465,719	$2,311		$163,419	$1,565

For the years ended December 31, 2019 and 2018, the derivatives resulted in a net gain of $0.1 million and $2.5 million, respectively, which were offset by the foreign currency losses associated with the underlying net liabilities. We did not enter into any derivatives in 2017.

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

Our derivative financial instruments (Note 15) are valued using quoted market prices for similar assets. Counterparties to these derivative contracts are highly rated financial institutions.

Recurring fair value measurements not otherwise disclosed elsewhere in our Consolidated Financial Statements consist of the following:

	December 31,
	2019	2018
	(In thousands)
Cash equivalent money market funds (Level 1)	$97,762	$74,407
Restricted cash money market funds (Level 1)	610	2,589

We also measure certain assets and liabilities, including property, plant and equipment, operating lease right of use assets and goodwill, at fair value on a nonrecurring basis.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$576,875	$519,211	$526,131	$524,978
Revolving credit facilities and term loans (Level 2)	940,756	931,023	803,867	807,333
Total financial instruments	$1,517,631	$1,450,234	$1,329,998	$1,332,311

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

At December 31, 2019 and 2018, we have no remaining liability under this settlement agreement.

Purchase Commitments

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2020 through 2027 are $12.3 million.

18. Business Segments, Customer Concentrations and Geographic Information

We operate as a single operating segment as managed by our Chief Executive Officer, who is considered our chief operating decision maker (“CODM”). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of our operating and financial results. We have concluded that we have a single operating segment based on the following:

•	We are managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

•	We assess performance, including incentive compensation, based on consolidated operating performance and financial results;

•	Our CODM allocates resources and makes other operating decisions based on specific customer business opportunities and

•	We have an integrated process for the design, development and manufacturing services we provide to all of our customers. We also have centralized sales and administrative functions.
Net sales by product group consist of the following:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Advanced Products	$2,110,815	$2,118,571	$1,966,483
Mainstream Products	1,941,835	2,197,895	2,240,548
Total net sales	$4,052,650	$4,316,466	$4,207,031

(1)	Advanced products include flip chip and wafer-level processing and related test services.

(2)	Mainstream products include wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Year Ended December 31,
	2019	2018	2017
Communications (handheld devices, smartphones, tablets)	38%	44%	43%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	27%	26%	26%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	18%	12%	13%
Computing (datacenter, infrastructure, PC/laptop, storage)	17%	18%	18%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Japan	$1,061,265	$1,156,797	$1,210,296
Europe, Middle East and Africa	625,592	605,932	540,126
Asia Pacific (excluding Japan)	487,406	535,894	837,014
Total foreign countries	2,174,263	2,298,623	2,587,436
United States	1,878,387	2,017,843	1,619,595
Total net sales	$4,052,650	$4,316,466	$4,207,031

In 2019, no single customer accounted for more than 10% of total net sales. One customer accounted for 10.2%, and 14.3% of net sales in 2018 and 2017, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2019	2018
	(In thousands)
China	$419,749	$472,858
Japan	177,936	219,373
Korea	1,179,966	1,213,838
Malaysia	41,030	47,491
Philippines	215,941	270,562
Portugal	63,975	63,323
Taiwan	298,982	352,576
Other foreign countries	1,167	170
Total foreign countries	2,398,746	2,640,191
United States	6,104	10,257
Total property, plant and equipment, net	$2,404,850	$2,650,448

19. Quarterly Results (unaudited)

The following table sets forth our consolidated unaudited financial data for the last eight quarters ended December 31, 2019. We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. The calculation of basic and diluted per share amounts for each quarter is based on the weighted-average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec 31, 2019 (a)	Sep 30, 2019	Jun 30, 2019 (b)	Mar 31, 2019 (c)	Dec 31, 2018 (d)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(In thousands, except per share data)
Net sales	$1,178,464	$1,083,917	$895,305	$894,964	$1,081,271	$1,144,192	$1,065,684	$1,025,319
Gross profit	222,984	182,240	123,454	120,761	182,370	200,707	169,717	157,771
Operating income	118,385	78,855	22,510	13,420	75,381	92,703	53,941	36,119
Income tax expense	764	9,141	5,897	21,380	28,812	14,326	10,631	2,481
Net income (loss)	99,816	54,486	(9,006)	(22,668)	28,894	57,292	33,184	10,195
Net income (loss) attributable to Amkor	99,147	54,070	(9,450)	(22,879)	28,295	56,662	32,591	9,544
Net income (loss) attributable to Amkor per common share:
Basic	$0.41	$0.23	$(0.04)	$(0.10)	$0.12	$0.24	$0.14	$0.04
Diluted	$0.41	$0.23	$(0.04)	$(0.10)	$0.12	$0.24	$0.14	$0.04

(a)	In the fourth quarter of 2019, we recorded a $3.8 million discrete income tax benefit, primarily related to changes in the valuation of certain deferred tax assets.

(b)	In the second quarter of 2019, we incurred an $8.4 million charge related to the early redemption of our 2022 Notes.

(c)	In the first quarter of 2019, we recorded a $14.9 million non-cash discrete income tax charge to reduce the value of certain deferred tax assets.

(d)
In the fourth quarter of 2018, we recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	(a) Other	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2017	$165,484	(117,121)	(489)	35,377	$83,251
Year ended at December 31, 2018	$83,251	54,421	(19,112)	—	$118,560
Year ended at December 31, 2019	$118,560	21,496	(3,122)	—	$136,934

(a)
Column represents adjustments to the deferred tax asset valuation allowance established as part of the purchase accounting related to Amkor’s acquisition of Nanium in 2017 and adjustments directly through stockholders’ equity for changes in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, and concluded those disclosure controls and procedures were effective as of that date.

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

Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2020 Annual Meeting of Stockholders.

We have a written Code of Business Conduct applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, and Controller. Our Code of Business Conduct, Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our website (http://www.amkor.com). We intend to disclose on our website future amendments or waivers of our Code of Business Conduct required to be disclosed pursuant to applicable rules and regulations.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2020 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2019:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (In thousands)	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (In thousands)
Equity compensation plan approved by stockholders (1)	5,845	$9.11	5,223
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	5,845		5,223

(1)
As of December 31, 2019, a total of 5.2 million shares were reserved for issuance under the 2007 Plan. Shares available for issuance under our 2007 Plan can be granted pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2020 Annual Meeting of Stockholders.

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

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	S-1		3.1	4/8/98
3.3	Restated Bylaws as amended on November 5, 2013.	10-K	12/31/13	3.3	2/28/14
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated March 15, 2019, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2027.	8-K		4.1	3/5/19
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Employment Letter Agreement, dated February 27, 2017, between Amkor Technology, Inc. and Stephen D. Kelley.*	8-K		10.1	3/3/17

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.4	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.5	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.6	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.7	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.8	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan*	10-Q	6/30/19	10.3	8/1/19
10.9	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.10	Retirement and Release Agreement, dated May 15, 2019, between Amkor Technology, Inc. and Gil C. Tily*	10-Q	6/30/19	10.1	8/1/19
10.11	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.1	7/19/18
10.12	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.2	7/19/18
10.13	Loan and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	8-K		10.3	7/19/18
10.14	Amendment to Loan and Security Agreement, dated as of July 8, 2019, by and amount Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	10-Q	6/30/19	10.2	8/1/19
10.15	Guaranty and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology, Inc., and Bank of America, N.A.	8-K		10.4	7/19/18
10.16	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.1	12/26/19
10.17	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.2	12/26/19
10.18	Deed of Guaranty by Amkor Technology Singapore Holding Pte. Ltd. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.3	12/26/19
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Stephen D. Kelley, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*  Indicates management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Stephen D. Kelley
Stephen D. Kelley President and Chief Executive Officer
	Date:	February 19, 2020
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

Name	Title	Date

/s/ Stephen D. Kelley	President and Chief Executive Officer	February 19, 2020
Stephen D. Kelley

/s/ Megan Faust	Executive Vice President and Chief Financial Officer	February 19, 2020
Megan Faust

/s/ James J. Kim	Executive Chairman	February 19, 2020
James J. Kim

/s/ John T. Kim	Vice Chairman	February 19, 2020
John T. Kim

/s/ Susan Y. Kim	Director	February 19, 2020
Susan Y. Kim

/s/ Douglas A. Alexander	Director	February 19, 2020
Douglas A. Alexander

/s/ Roger A. Carolin	Director	February 19, 2020
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 19, 2020
Winston J. Churchill

/s/ Daniel Liao	Director	February 19, 2020
Daniel Liao

/s/ MaryFrances McCourt	Director	February 19, 2020
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 19, 2020
Robert R. Morse

/s/ Gil C. Tily	Director	February 19, 2020
Gil C. Tily

/s/ David N. Watson	Director	February 19, 2020
David N. Watson