Form 10-Q
period 2020-06-30
AMKOR TECHNOLOGY, INC.
filed 2020-07-30
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 24, 2020 was 241,369,553.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$1,172,909	$895,305	$2,325,525	$1,790,269
Cost of sales	980,589	771,851	1,944,297	1,546,054
Gross profit	192,320	123,454	381,228	244,215
Selling, general and administrative	74,260	64,758	146,842	136,345
Research and development	31,536	36,186	63,789	71,940
Total operating expenses	105,796	100,944	210,631	208,285
Operating income	86,524	22,510	170,597	35,930
Interest expense	16,012	18,653	33,057	37,926
Other (income) expense, net	1,467	6,966	(848)	2,401
Total other expense, net	17,479	25,619	32,209	40,327
Income (loss) before taxes	69,045	(3,109)	138,388	(4,397)
Income tax expense	12,905	5,897	17,751	27,277
Net income (loss)	56,140	(9,006)	120,637	(31,674)
Net income attributable to non-controlling interests	(716)	(444)	(1,324)	(655)
Net income (loss) attributable to Amkor	$55,424	$(9,450)	$119,313	$(32,329)

Net income (loss) attributable to Amkor per common share:
Basic	$0.23	$(0.04)	$0.50	$(0.14)
Diluted	$0.23	$(0.04)	$0.49	$(0.14)

Shares used in computing per common share amounts:
Basic	241,098	239,508	241,009	239,461
Diluted	241,410	239,508	241,345	239,461
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$56,140	$(9,006)	$120,637	$(31,674)
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	251	—	358	—
Adjustments to unrealized components of defined benefit pension plans	11	(57)	23	(189)
Foreign currency translation	(699)	5,918	(224)	3,694
Total other comprehensive income (loss)	(437)	5,861	157	3,505
Comprehensive income (loss)	55,703	(3,145)	120,794	(28,169)
Comprehensive income attributable to non-controlling interests	(716)	(444)	(1,324)	(655)
Comprehensive income (loss) attributable to Amkor	$54,987	$(3,589)	$119,470	$(28,824)
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$783,228	$894,948
Restricted cash	931	610
Short-term investments (amortized cost of $310,246 in 2020)	310,634	6,348
Accounts receivable, net of allowances	898,717	850,753
Inventories	306,902	220,602
Other current assets	41,383	28,272
Total current assets	2,341,795	2,001,533
Property, plant and equipment, net	2,471,977	2,404,850
Operating lease right of use assets	146,013	148,549
Goodwill	26,140	25,976
Restricted cash	3,027	2,974
Other assets	126,436	111,733
Total assets	$5,115,388	$4,695,615
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$148,872	$144,479
Trade accounts payable	583,341	571,054
Capital expenditures payable	259,344	77,044
Accrued expenses	291,278	267,226
Total current liabilities	1,282,835	1,059,803
Long-term debt	1,396,389	1,305,755
Pension and severance obligations	165,401	176,971
Long-term operating lease liabilities	87,204	91,107
Other non-current liabilities	66,631	71,740
Total liabilities	2,998,460	2,705,376
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 287,319 and 286,877 shares issued; and 241,236 and 240,805 shares outstanding in 2020 and 2019, respectively	287	287
Additional paid-in capital	1,934,047	1,927,739
Retained earnings	353,390	234,077
Accumulated other comprehensive income (loss)	19,272	19,115
Treasury stock, at cost, 46,083 and 46,072 shares, in 2020 and 2019, respectively	(217,592)	(217,479)
Total Amkor stockholders’ equity	2,089,404	1,963,739
Non-controlling interests in subsidiaries	27,524	26,500
Total equity	2,116,928	1,990,239
Total liabilities and equity	$5,115,388	$4,695,615
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2020	287,093	$287	$1,931,088	$297,966	$19,709	(46,077)	$(217,533)	$2,031,517	$27,108	$2,058,625
Net income (loss)	—	—	—	55,424	—	—	—	55,424	716	56,140
Other comprehensive income (loss)	—	—	—	—	(437)	—	—	(437)	—	(437)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(6)	(59)	(59)	—	(59)
Issuance of stock through share-based compensation plans	226	—	1,222	—	—	—	—	1,222	—	1,222
Share-based compensation	—	—	1,737	—	—	—	—	1,737	—	1,737
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at June 30, 2020	287,319	$287	$1,934,047	$353,390	$19,272	(46,083)	$(217,592)	$2,089,404	$27,524	$2,116,928

Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income (loss)	—	—	—	119,313	—	—	—	119,313	1,324	120,637
Other comprehensive income (loss)	—	—	—	—	157	—	—	157	—	157
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(11)	(113)	(113)	—	(113)
Issuance of stock through share-based compensation plans	442	—	2,741	—	—	—	—	2,741	—	2,741
Share-based compensation	—	—	3,567	—	—	—	—	3,567	—	3,567
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at June 30, 2020	287,319	$287	$1,934,047	$353,390	$19,272	(46,083)	$(217,592)	$2,089,404	$27,524	$2,116,928
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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$120,637	$(31,674)
Depreciation and amortization	248,036	268,819
Other operating activities and non-cash items	10,151	33,112
Changes in assets and liabilities	(136,422)	(101,329)
Net cash provided by operating activities	242,402	168,928
Cash flows from investing activities:
Payments for property, plant and equipment	(134,340)	(273,672)
Proceeds from sale of property, plant and equipment	2,389	8,247
Proceeds from insurance recovery for property, plant and equipment	—	1,538
Proceeds from sale of short-term investments	8,593	—
Proceeds from maturities of short-term investments	13,072	6,469
Payments for short-term investments	(325,632)	(5,935)
Other investing activities	805	2,330
Net cash used in investing activities	(435,113)	(261,023)
Cash flows from financing activities:
Proceeds from revolving credit facilities	282,000	85,000
Payments of revolving credit facilities	(216,000)	(5,000)
Proceeds from short-term debt	62,495	29,781
Payments of short-term debt	(66,609)	(25,548)
Proceeds from issuance of long-term debt	225,985	614,375
Payments of long-term debt	(201,425)	(732,178)
Payments of finance lease obligations	(4,876)	(2,746)
Other financing activities	972	(3,865)
Net cash provided by (used in) financing activities	82,542	(40,181)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,177)	1,131
Net decrease in cash, cash equivalents and restricted cash	(111,346)	(131,145)
Cash, cash equivalents and restricted cash, beginning of period	898,532	688,051
Cash, cash equivalents and restricted cash, end of period	$787,186	$556,906
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$259,520	$135,126
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2019 Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2019, filed on Form 10-K with the SEC on February 19, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Unbilled Receivables. Total unbilled receivables as of June 30, 2020 and December 31, 2019 were $152.4 million and $125.4 million, respectively.

2. Net Sales by Product Group and End Market
Net sales by product group consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Advanced products (1)	$729,359	$432,639	$1,434,517	$855,084
Mainstream products (2)	443,550	462,666	891,008	935,185
Total net sales	$1,172,909	$895,305	$2,325,525	$1,790,269
(1) Advanced products include flip chip and wafer-level processing and related test services.
(2) Mainstream products include wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Communications (handheld devices, smartphones, tablets)	38%	37%	38%	38%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	27%	15%	25%	14%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	19%	29%	21%	29%
Computing (data center, infrastructure, PC/laptop, storage)	16%	19%	16%	19%
Total net sales	100%	100%	100%	100%

3. Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$(1,701)	$(1,598)	$(3,959)	$(3,662)
Foreign currency (gain) loss, net	3,461	606	3,232	(1,407)
Loss on debt retirement	—	8,356	428	8,356
Other	(293)	(398)	(549)	(886)
Other (income) expense, net	$1,467	$6,966	$(848)	$2,401

4. Income Taxes
Income tax expense of $17.8 million for the six months ended June 30, 2020 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $26.2 million at December 31, 2019 to $25.7 million as of June 30, 2020, primarily due to the lapse of statutes of limitations in foreign jurisdictions. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2012-2019. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of the

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to Amkor common stockholders	$55,424	$(9,450)	$119,313	$(32,329)

Weighted-average number of common shares outstanding - basic	241,098	239,508	241,009	239,461
Effect of dilutive securities:
Stock options and restricted share awards	312	—	336	—
Weighted-average number of common shares outstanding - diluted	241,410	239,508	241,345	239,461
Net income (loss) attributable to Amkor per common share:
Basic	$0.23	$(0.04)	$0.50	$(0.14)
Diluted	0.23	(0.04)	0.49	(0.14)
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Stock options and restricted share awards	4,260	7,618	4,260	7,618

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
		(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2019	$—	$(4,820)	$23,935	$19,115
Other comprehensive income (loss) before reclassifications	369	—	(224)	145
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	23	—	12
Other comprehensive income (loss)	358	23	(224)	157
Accumulated other comprehensive income (loss) at June 30, 2020	$358	$(4,797)	$23,711	$19,272

	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2018	$2,659	$21,153	$23,812
Other comprehensive income (loss) before reclassifications	—	3,694	$3,694
Amounts reclassified from accumulated other comprehensive income (loss)	(189)	—	$(189)
Other comprehensive income (loss)	(189)	3,694	3,505
Accumulated other comprehensive income (loss) at June 30, 2019	$2,470	$24,847	$27,317
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net.

7. Investments
We classify our short-term investments in fixed income securities as available-for-sale debt investments, except for one foreign government security classified as held-to-maturity and recorded at amortized cost. All of our available-for-sale debt investments as of June 30, 2020 are available to fund current operations and are recorded at fair value (Note 13). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.
In determining if and when a decline in value below the adjusted cost of our available-for-sale debt investments is an impairment, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ratings, any underlying collateral and other key measures for our short-term investments. An impairment is considered if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis or (iii) we do not expect to recover the entire amortized cost basis of the security. If impairment is considered on condition (i) or (ii) above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If impairment is considered based on condition (iii), the amount representing credit losses will be recognized in earnings and as an allowance for credit losses. The amount relating to all other factors will be recognized in other comprehensive income.
The following table summarizes our cash equivalents and available-for-sale debt investments:

	June 30, 2020
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$1,283	$—	$—	$1,283	$—	$1,283
Certificate of deposits	2,020	—	—	2,020	2,020	—
Commercial paper	12,994	—	—	12,994	—	12,994
Corporate bonds	13,914	55	(3)	13,966	—	13,966
Money market funds	293,308	—	—	293,308	293,308	—
Municipal bonds	7,178	—	—	7,178	—	7,178
U.S. government bonds	5,700	—	—	5,700	5,700	—
Total cash equivalents	336,397	55	(3)	336,449	301,028	35,421
Short-term investments
Asset-backed securities	42,550	62	(9)	42,603	—	42,603
Certificate of deposits	12,989	—	—	12,989	12,989	—
Commercial paper	43,245	—	—	43,245	—	43,245
Corporate bonds	114,901	332	(27)	115,206	—	115,206
Municipal bonds	16,248	13	(6)	16,255	—	16,255
U.S. government agency bonds	35,457	15	(2)	35,470	—	35,470
U.S. government bonds	40,019	10	—	40,029	40,029	—
Variable rate demand notes	400	—	—	400	—	400
Total short-term investments	305,809	432	(44)	306,197	53,018	253,179
Total (2)	$642,206	$487	$(47)	$642,646	$354,046	$288,600
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)In July 2020, we increased our available-for-sale debt investments by $60 million.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of June 30, 2020:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Amortized Cost	Fair Value
Within 1 year	608,074	608,470
After 1 year through 5 years	31,691	31,739
After 5 years through 10 years	2,441	2,437
Total	642,206	642,646
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.
As of June 30, 2020, the amortized cost and the fair market value of our held-to-maturity security (Level 1) maturing within a year is $4.4 million.
The following table summarizes our debt investments as of December 31, 2019:

December 31, 2019
(In thousands)
Cash equivalent money market funds (Level 1) (1)	$384,474
Short-term investment government bond (Level 2) (2)	6,348
(1)The cash equivalent money market funds (Level 1) at December 31, 2019 have been corrected to include $286.7 million of cash equivalents that were excluded in previously reported amounts. There was no change to total cash and cash equivalents reported on our consolidated balance sheet. We determined this was immaterial to the prior period but have presented the balance as revised for comparability.
(2)The fair market value of the security is $6.3 million.

8. Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2020, we sold receivables totaling $94.0 million and $264.5 million, net of discounts and fees of $0.6 million and $1.6 million, respectively. For the three and six months ended June 30, 2019, we sold receivables totaling $149.1 million and $304.8 million, net of discounts and fees of $1.1 million and $2.2 million, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Land	$219,969	$219,785
Buildings and improvements	1,585,915	1,571,653
Machinery and equipment	5,502,380	5,303,729
Finance lease assets	34,854	34,158
Software and computer equipment	224,265	220,264
Furniture, fixtures and other equipment	20,293	19,740
Construction in progress	52,719	12,593
Total property, plant and equipment	7,640,395	7,381,922
Accumulated depreciation and amortization	(5,168,418)	(4,977,072)
Total property, plant and equipment, net	$2,471,977	$2,404,850
The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation expense	$124,224	$132,642	$247,725	$268,139

10. Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Payroll and benefits	$112,197	$115,693
Short-term operating lease liabilities	43,251	40,972
Income taxes payable	31,439	11,661
Deferred revenue and customer advances	14,968	16,177
Accrued interest	11,486	11,638
Accrued severance plan obligations	11,104	13,408
Short-term finance lease liabilities	9,084	9,121
Other accrued expenses	57,749	48,556
Total accrued expenses	$291,278	$267,226

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Debt
Following is a summary of short-term borrowings and long-term debt:

	June 30, 2020	December 31, 2019
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, LIBOR plus the applicable bank rate (1)	—	—
$30 million revolving credit facility, applicable bank rate plus 1.51% (2)	30,000	—
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	—	24,000
Term loan, fixed rate at 1.80%, due May 2021 (4)	—	—
Term loan, applicable bank rate plus 2.03%, due July 2022	40,000	40,000
Term loan, applicable bank rate plus 2.03%, due September 2022 (5)	140,000	60,000
Term loan, applicable bank rate plus 1.77%, due April 2023 (6)	124,715	—
Term loan, LIBOR plus 2.56%, due December 2023 (7)	80,000	200,000
Term loan, applicable bank rate plus 1.98%, due December 2028 (3)	90,000	66,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (8)	4,762	7,071
Term loan, fixed rate at 0.86%, due June 2022	18,531	23,018
Term loan, fixed rate at 0.60%, due July 2022	4,169	5,064
Term loan, fixed rate at 1.30%, due July 2023	156,583	179,541
Term loan, fixed rate at 1.35%, due December 2024 (7)	237,654	262,407
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	28,500	29,000
Term loan, LIBOR Plus 1.40%, due March 2022	18,750	19,250
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (9)	—	—
Revolving credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (10)	56,000	20,000
	1,554,664	1,460,351
Less: Unamortized discount and deferred debt costs, net	(9,403)	(10,117)
Less: Short-term borrowings and current portion of long-term debt	(148,872)	(144,479)
Long-term debt	$1,396,389	$1,305,755
(1)In October 2019, we renewed our revolving credit facility agreement with availability of $30.0 million which expires in October 2020. Principal is payable at maturity, six months after draw of funds, and interest is payable monthly in arrears. During the six months ended June 30, 2020, we borrowed $30.0 million and repaid the full $30.0 million. As of June 30, 2020, $30.0 million was available to be drawn.
(2)In May 2020, we entered into a revolving credit facility agreement with availability of $30.0 million which expires in December 2020. Principal is payable at maturity and interest is payable monthly in arrears, at an

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

applicable bank rate plus 1.51%. During the three months ended June 30, 2020, we borrowed the entire $30.0 million at a weighted interest rate of 2.21%, which is due September 2020.
(3)In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. Principal is payable in semiannual installments and interest is payable quarterly in arrears (fixed at a weighted average of 4.21% as of June 30, 2020). During the six months ended June 30, 2020, we drew down the remaining $24.0 million to repay our term loan due June 2020.
(4)In May 2020, we entered into a KRW ₩60 billion term loan agreement with the option to re-borrow the funds through May 2021. Principal is payable at maturity and interest is payable monthly in arrears, at a fixed rate of 1.80%. During the three months ended June 30, 2020, we borrowed and repaid ₩60 billion ($48.4 million). As of June 30, 2020, ₩60 billion was available to be drawn.
(5)In July 2019, we entered into a $140.0 million term loan due September 2022. Principal is payable at maturity, and interest is payable quarterly in arrears (fixed at a weighted average of 2.94% as of June 30, 2020). During the six months ended June 30, 2020, we borrowed the remaining $80.0 million available under this loan.
(6)In April 2020, we entered into a KRW ₩150 billion term loan due April 2023. Principal is payable at maturity and interest is payable monthly in arrears (2.87% as of June 30, 2020). We immediately borrowed the full ₩150 billion ($124.7 million).
(7)In January 2020, we used proceeds from our term loan due December 2024 to repay $120.0 million of our term loan due December 2023.
(8)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of June 30, 2020 is at TIBOR plus 0.10% to 0.20% (weighted average of 0.18% as of June 30, 2020). As of June 30, 2020, $6.5 million was available to be drawn.
(9)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75%. During the six months ended June 30, 2020, we borrowed and repaid $150.0 million. As of June 30, 2020, $250.0 million was available to be drawn.
(10)In December 2019, we entered into a $56.0 million revolving credit facility. Interest is payable monthly at TAIFX plus the applicable bank rate (2.78% as of June 30, 2020). In December 2019, we borrowed $20.0 million with the principal payable at maturity of the facility in December 2024. During the six months ended June 30, 2020 we borrowed, repaid and re-borrowed the remaining $36.0 million at a lower interest rate, with the principal payable in December 2024, based on incurring a certain level of qualified eligible transactions.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of all collateral exceeds the carrying amount of the collateralized debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and Amkor Technology Singapore Holding Pte, Ltd. guarantee certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. We were in compliance with all debt covenants at June 30, 2020.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$7,545	$7,789	$15,081	$15,766
Interest cost	1,246	1,305	2,493	2,629
Expected return on plan assets	(1,381)	(1,595)	(2,755)	(3,213)
Recognized actuarial gain	14	(94)	28	(188)
Net periodic pension cost	$7,424	$7,405	$14,847	$14,994
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Defined contribution expense	$3,725	$3,352	$8,541	$7,756

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•Level 1: using quoted market prices in active markets for identical assets.
•Level 2: using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, and independent pricing vendors to determine the fair value of these assets and liabilities.
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
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$563,425	$515,597	$576,875	$519,211
Revolving credit facilities and term loans (Level 2)	1,034,445	1,029,664	940,756	931,023
Total debt	$1,597,870	$1,545,261	$1,517,631	$1,450,234
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
Japan Consolidation Activities
During the three and six months ended June 30, 2020, we recorded restructuring charges of $1.9 million and $3.8 million, respectively, associated with our Japan factory consolidation efforts. We recorded these charges to selling, general and administrative expenses within the Consolidated Statements of Income. All amounts accrued at June 30, 2020 are classified as current liabilities. We expect to complete our restructuring actions in the first half of fiscal 2021.

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
			(In thousands)
Accrual at December 31, 2019	$2,196	$271	$174	$2,641
Charges	2,524	280	971	3,775
Cash Payments	(3,262)	(485)	(1,111)	(4,858)
Non-cash Amounts	(11)	—	(3)	(14)
Accrual at June 30, 2020	$1,447	$66	$31	$1,544

Total cumulative charges incurred to date	$7,024	$2,990	$1,716	$11,730
Estimated additional charges to be incurred	$10,000	$6,000	$3,000	$19,000
(1)Facility costs primarily consist of equipment relocation costs directly resulting from the restructuring actions.
(2)Other exit costs primarily consist of employee relocation and training costs directly resulting from the restructuring actions.

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
We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. These advanced technology solutions provide increased value to our customers. This is particularly true in the mobile communications market, where growth generally outpaces the overall semiconductor industry. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Interest in advanced packages for automotive applications is growing as well, largely due to new, data-intensive applications, which require increased pin count and performance. We believe that our technology leadership and this technology transition create significant growth opportunities for us.
We typically look for opportunities in the advanced packaging and test area where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. In addition, we are seeking to add new customers and to deepen our engagement with existing customers. This includes an expanded emphasis on the automotive end market where semiconductor content continues to grow and in the analog area for our mainstream wirebond technologies.
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
Customer demand for our services was strong throughout the second quarter of 2020 in the communications and consumer end markets. We experienced only minor Covid-19 related disruptions to our operations during the period, principally as a result of isolated supply chain constraints and adapting to quarantines and movement control orders in the Philippines and Malaysia. Demand in the automotive and industrial (“automotive”) end market was adversely affected by the Covid-19 pandemic during the quarter ended June 30, 2020. The Covid-19 pandemic is expected to continue to affect our results of operations in the second half of 2020.
The full potential effect of the Covid-19 pandemic is unknown, and there is significant uncertainty related to the ultimate impact that the Covid-19 pandemic will have on our business, results of operations and financial condition. See Part II, Item 1A, including, “The Covid-19 outbreak could impact the supply chain and consumer demand for our customers’ products and services, which may adversely affect our business, results of operations, and financial condition” and “Dependence on the Highly Cyclical Semiconductor Industry - Our Packaging and Test Services Are Used in Volatile Industries and Industry Downturns, and Declines in Global Economic and Financial Conditions Could Harm Our Performance.”
We operate in a capital-intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. During the three months ended March 31, 2020, as a proactive, precautionary measure in light of the uncertainties caused by the Covid-19 pandemic, we elected to draw down approximately $200 million from select lines of credit, including $150 million under our senior secured revolving credit facility. During the three months ended June 30, 2020, we repaid $165 million on these credit facilities, borrowed $125 million in new revolving loans and borrowed $80 million under existing term loans. Collectively, these actions increased our available borrowing capacity and overall liquidity. As of June 30, 2020, we had cash and cash equivalents and short-term investments of $783.2 million and $310.6 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Summary
Our net sales increased $277.6 million or 31.0% to $1,172.9 million for the three months ended June 30, 2020 from $895.3 million for the three months ended June 30, 2019. This increase was due to higher sales of advanced products in the consumer and communications end markets, partially offset by a decline in the automotive end market.
Gross margin for the three months ended June 30, 2020 increased to 16.4% from 13.8% for the three months ended June 30, 2019. The increase in gross margin was primarily due to the increase in net sales, partially offset by changes in the mix of products sold with higher material content during the period.
Our capital expenditures totaled $134.3 million for the six months ended June 30, 2020, compared to $273.7 million for the six months ended June 30, 2019. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $242.4 million for the six months ended June 30, 2020, compared to $168.9 million for the six months ended June 30, 2019. This increase was primarily due to higher net sales and higher operating profit, partially offset by changes in our working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	45.2%	38.0%	45.3%	38.0%
Labor	13.9%	17.4%	14.0%	17.4%
Other manufacturing costs	24.5%	30.8%	24.3%	31.0%
Gross margin	16.4%	13.8%	16.4%	13.6%
Operating income	7.4%	2.5%	7.3%	2.0%
Net income (loss) attributable to Amkor	4.7%	(1.1)%	5.1%	(1.8)%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Net sales	$1,172,909	$895,305	$277,604	31.0%	$2,325,525	$1,790,269	$535,256	29.9%
The increase in net sales for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to higher sales of advanced products in the consumer and communications end markets, partially offset by a decline in the automotive end market. Sales increased in the consumer end market due to the introduction of a new high-volume consumer product. The communications end market benefited from the recovery in the smartphone market from the prior year inventory correction.
Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands, except percentages)
Gross profit	$192,320	$123,454	$68,866	$381,228	$244,215	$137,013
Gross margin	16.4%	13.8%	2.6%	16.4%	13.6%	2.8%
Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending upon product mix, utilization and seasonality.
Gross margin increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to the increase in net sales, partially offset by changes in the mix of products sold with higher material content during the period.
Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Selling, general and administrative	$74,260	$64,758	$9,502	14.7%	$146,842	$136,345	$10,497	7.7%
Selling, general and administrative expenses for the three and six months ended June 30, 2020 increased compared to the three and six months ended June 30, 2019, primarily due to increased employee compensation costs and costs incurred for our factory consolidation efforts in Japan. In addition, we received proceeds from a sale of real estate in the second quarter of 2019 which lowered our expenses that period. These increases were partially offset by our efforts to control expenses, particularly professional fees and travel.
Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Research and development	$31,536	$36,186	$(4,650)	(12.9)%	$63,789	$71,940	$(8,151)	(11.3)%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and six months ended June 30, 2020 decreased compared to the three and six months ended June 30, 2019 due to projects that moved into production, partially offset by new development projects, primarily at our research and development facility in Korea.
Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Interest expense	$16,012	$18,653	$(2,641)	(14.2)%	$33,057	$37,926	$(4,869)	(12.8)%
Interest income	(1,701)	(1,598)	(103)	6.4%	(3,959)	(3,662)	(297)	8.1%
Foreign currency (gain) loss, net	3,461	606	2,855	>100%	3,232	(1,407)	4,639	>(100)%
Loss on debt retirement	—	8,356	(8,356)	(100.0)%	428	8,356	(7,928)	(94.9)%
Other (income) expense, net	(293)	(398)	105	(26.4)%	(549)	(886)	337	(38.0)%
Total other expense, net	$17,479	$25,619	$(8,140)	(31.8)%	$32,209	$40,327	$(8,118)	(20.1)%
Interest expense decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to the repayment of higher interest debt with the proceeds from our ¥28.5 billion ($260.6 million) fixed rate term loan agreement in December 2019 and January 2020. Interest expense has also decreased due to overall decreases in interest rates in 2020 for our variable interest rate loans.
The changes in foreign currency (gain) loss, net for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.
The loss on debt retirement for the three and six months ended June 30, 2019 was due to the early redemption in April 2019 of the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022.
Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Income tax expense	$12,905	$5,897	$7,008	$17,751	$27,277	$(9,526)
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
During the six months ended June 30, 2020 and 2019, our subsidiaries in Korea, the Philippines and Singapore operated under various tax holidays. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

Liquidity
We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending, debt service requirements and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents, short-term investments and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditure, debt service and other financial requirements for at least the next twelve months. During the three months ended March 31, 2020, as a proactive, precautionary measure in light of the uncertainties caused by the Covid-19 pandemic, we elected to draw down approximately $200 million from select lines of credit, including $150 million under our senior secured revolving credit facility. During the three months ended June 30, 2020, we repaid $165 million on the credit facilities, borrowed $125 million of new revolving loans, and borrowed $80 million of existing term loans. Collectively, these actions increased our available borrowing capacity and overall liquidity.
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
As of June 30, 2020, we had cash and cash equivalents and short-term investments of $783.2 million and $310.6 million, respectively. Included in our cash and short-term investments balances as of June 30, 2020, is $715.9 million and $214.7 million, respectively, held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Cuts and Jobs Act (“Tax Act”), distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.
The borrowing base under our $250.0 million first lien senior secured revolving credit facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (the “Singapore Revolver”), is limited to the amount of eligible accounts receivable. As of June 30, 2020, we had availability of $250.0 million and no outstanding standby letters of credit. As of June 30, 2020, our foreign subsidiaries had $280.0 million available to be drawn under revolving credit facilities, including the Singapore Revolver, and $56.4 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.
As of June 30, 2020, we had $1,545.3 million of debt. Our scheduled principal repayments on debt include $91.8 million due over the remainder of 2020, $114.1 million due in 2021, $344.1 million due in 2022, $306.5 million due in 2023, $121.7 million due in 2024, and $576.4 million due thereafter. We were in compliance with all debt covenants at June 30, 2020, and we expect to remain in compliance with these covenants for at least the next twelve months.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the six months ended June 30, 2020 and 2019, we sold accounts receivable totaling $264.5 million and $304.8 million, net of discounts and fees of $1.6 million and $2.2 million, respectively.
In order to reduce our debt and future cash interest payments, we may from time to time repurchase or redeem our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise, and would be subject to the terms of our indentures and other debt agreements, market conditions and other factors.
Certain debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by calculations based upon cumulative net income or borrowing availability. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. From time to time, Amkor Technology, Inc. and Amkor Technology Singapore Holding Pte, Ltd. also guarantee certain debt of our subsidiaries.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At June 30, 2020, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the program since 2012.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which is primarily focused on investments in advanced packaging and test equipment. We expect 2020 capital expenditures to be approximately $550 million. During the six months ended June 30, 2020, our capital expenditures totaled $134.3 million. Ultimately, the amount of our 2020 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2020 and 2019, was as follows:

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating activities	$242,402	$168,928
Investing activities	(435,113)	(261,023)
Financing activities	82,542	(40,181)
Operating activities:   Our cash flow provided by operating activities for the six months ended June 30, 2020 increased by $73.5 million compared to the six months ended June 30, 2019, primarily due to higher net sales and higher operating profit, partially offset by changes in our working capital.
Investing activities:   Our cash flows used in investing activities for the six months ended June 30, 2020 increased by $174.1 million compared to the six months ended June 30, 2019, primarily due to purchases of short-term investments. This increase was partially offset by a decrease in payments related to purchases of property, plant and equipment and proceeds from sales and maturities of short-term investments. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to the net borrowing in Korea and Taiwan, partially offset by net repayments of debt in Japan. The net cash used in financing activities for the six months ended June 30, 2019 was primarily due to the redemption of our 6.375% Senior Notes due 2022 as well as repayments of debt in Japan and Korea, partially offset by our issuance of the 6.625% Senior Notes due September 2027 and draw down of our Singapore Revolver.
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

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$242,402	$168,928
Payments for property, plant and equipment	(134,340)	(273,672)
Proceeds from sale of and insurance recovery for property, plant and equipment	2,389	9,785
Free cash flow	$110,451	$(94,959)

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2020 - Remaining	2021	2022	2023	2024	Thereafter
	(In thousands)
Total debt	$1,554,664	$91,817	$114,110	$344,121	$306,518	$121,669	$576,429
Scheduled interest payment obligations (1)	331,082	29,036	56,707	52,525	44,239	39,358	109,217
Purchase obligations (2)	191,763	179,771	3,578	2,960	2,082	1,271	2,101
Operating lease obligations (3)	144,768	24,630	44,089	27,347	13,703	10,204	24,795
Finance lease obligations (3)	21,253	4,883	9,247	2,302	1,014	965	2,842
Severance obligations (4)	114,437	5,552	9,800	8,942	8,142	7,402	74,599
Total contractual obligations	$2,357,967	$335,689	$237,531	$438,197	$375,698	$180,869	$789,983
(1)Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2020, for variable rate debt.
(2)Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at June 30, 2020.
(3)Represents future minimum lease payments including interest payments.
(4)Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2020 include:
•$61.8 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.
•$25.2 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contingencies, Indemnifications and Guarantees
We refer you to Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.
Critical Accounting Policies
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. During the six months ended June 30, 2020, there were no significant changes in our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Market Risk Sensitivity
We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.
Foreign Currency Risk
The U.S. dollar is our reporting and functional currency for us and for our subsidiaries, except for our Japan operations, where the Japanese Yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. We also use forward contracts to mitigate foreign currency risk of certain net monetary liabilities denominated in foreign currencies.
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2020 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2020 would have been approximately $10 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2020, approximately 80% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen. For the six months ended June 30, 2020, approximately 40% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2020 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2020 would have been approximately $59 million lower.
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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $0.2 million and a gain of $3.7 million for the six months ended June 30, 2020 and 2019, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
Interest Rate Risk
We have interest rate risk with respect to our available-for-sale debt investments. Our investment portfolio consists of various security types and maturities, with a significant portion of our portfolio having maturity of one year or less. Our primary objective with our investment portfolio is to invest available cash while preserving capital and meeting liquidity needs. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. We do not have hedging instruments for our available-for-sale debt investments, and they are held for purposes other than trading. Due to the relatively short-term nature of our investment portfolio, an immediate increase in interest rates will not have a material impact on the fair value of our available-for-sale debt investments. For information regarding our available-for-sale debt investments, see Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition, we have interest rate risk with respect to our debt. Our fixed and variable rate debt includes foreign borrowings and revolving credit facilities. Our fixed rate debt also consists of senior notes. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2020:

	2020 - Remaining	2021	2022	2023	2024	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$56,055	$112,110	$299,871	$101,803	$65,669	$576,429	$1,211,937	$1,256,814
Average interest rate	1.3%	1.3%	2.5%	1.7%	1.9%	6.4%	4.1%
Variable rate debt	$35,762	$2,000	$44,250	$204,715	$56,000	$—	$342,727	$341,056
Average interest rate	1.9%	1.9%	2.0%	2.9%	2.8%	—%	2.6%
Total debt maturities	$91,817	$114,110	$344,121	$306,518	$121,669	$576,429	$1,554,664	$1,597,870
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Covid-19 outbreak has impacted and may continue to impact the supply chain and consumer demand for our customers’ products and services, which may adversely affect our business, results of operations, and financial condition.
Our business has been and may continue to be adversely impacted by the effects of the Covid-19 outbreak. The impacts have varied, and likely will continue to vary, by location and by industry. We, our suppliers and our customers have been and may continue to be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. There is considerable uncertainty regarding such restrictions and potential future governmental restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls, could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused and may continue to cause disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of Covid-19 on our suppliers or customers or both.
The Covid-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may cause a decrease in short-term and long-term consumer demand for our customers’ products and services and impact our operating results. Demand for our products and services for the automotive end market has experienced the most significant impact to date, and there is no certainty as to when demand in that market will return.
The spread of Covid-19 has caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the current or future impacts of Covid-19, and our ability to perform critical functions could be harmed.
At this time, we are unable to predict the future impacts that Covid-19 will have on our business, financial condition or results of operations due to various uncertainties, including the ultimate spread of Covid-19, the severity of Covid-19, the duration of the outbreak, and the actions that may be taken by governmental authorities and other businesses in response to the Covid-19 pandemic.

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
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, automotive, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, the Covid-19 pandemic has disrupted demand in the automotive end market, an inventory correction in the smartphone market and weakness in the general market reduced demand during 2019, and generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015.
In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could adversely affect our business. The Covid-19 pandemic and the effects of governmental initiatives to control the pandemic have adversely affected and may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our services and our operating results. Although the magnitude of the impact of Covid-19 pandemic on our business and operations remains uncertain, the continued spread or potential re-emergence of Covid-19 or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions may adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. It is difficult to predict the timing, strength or duration of the economic slowdown caused by the Covid-19 pandemic, or which end markets will experience a slowdown, or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.
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
•our ability to achieve our major growth objectives, including transitioning second-wave customers to advanced packages and increasing our share of the automotive end market;
•changes in our capacity and capacity utilization rates;

•changes in average selling prices which can occur quickly due to the absence of long-term agreements on price;
•changes in the mix of the semiconductor packaging and test services that we sell;
•fluctuations in our manufacturing yields;
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
•leverage and debt covenants;
•intellectual property transactions and disputes;
•warranty and product liability claims and the impact of quality excursions and customer disputes and returns;
•costs associated with legal claims, indemnification obligations, judgments and settlements;
•political instability and government shutdowns, civil disturbances or international events, such as the United Kingdom’s departure from the European Union;
•environmental or natural disasters such as earthquakes, typhoons and volcanic eruptions;
•pandemics or other illnesses that may impact our labor force, operations, liquidity, supply chain and end-user demand for products which incorporate semiconductors, such as the Covid-19 pandemic;
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:
•health and safety concerns, including widespread outbreak of infectious diseases, such as Covid-19;
•changes in consumer demand resulting from variations in local economies;
•laws, rules, regulations and policies imposed by U.S. or foreign governments in areas such as data privacy, cybersecurity, antitrust and competition, tax, currency and banking, labor, and environmental;
•restrictive trade barriers considered or adopted by U.S. and foreign governments applicable to the semiconductor supply chain, including laws, rules, regulations and policies in areas such as national security, licensing requirements for exports, tariffs, customs and duties;
•laws, rules, regulations and policies within China and other countries that may favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•the payment of dividends and other payments by non-U.S. subsidiaries may be subject to prohibitions, limitations or taxes in local jurisdictions;
•fluctuations in currency exchange rates, particularly the dollar/yen exchange rate for our operations in Japan;
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
In addition, the Covid-19 pandemic has impacted and may continue to impact our operations and the operations of our customers and suppliers as a result of quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders covering certain regions in the Philippines, including where our operations are located, have affected, and may in the future affect, our operations. Similarly, in Malaysia, orders restricting movement throughout the country temporarily forced us to pause operations as we obtained permission to resume operations in compliance with such orders. Other national, regional and local governments have been implementing and may continue to implement similar restrictions to mitigate the spread of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may adversely affect demand for our services, our operating results and financial condition.
Customer Concentration and Loss of Customers - The Loss of Certain Customers or Reduced Orders or Pricing from Existing Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.
We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for 63% of our net sales for the year ended December 31, 2019, and we expect that percentage to increase for the year ending December 31, 2020. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
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
For example, as seen in the automotive end market, the Covid-19 pandemic and restrictions imposed by governmental authorities to mitigate the spread of Covid-19 in our customers’ end markets may decrease demand for our customers’ products and services, impacting their financial health and their demand for our services.
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
The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in China, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position. For example, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd. became sister companies under a new joint holding company, ASE Technology Holding Co. Ltd., in April 2018, and in March 2020, the Anti-Monopoly Bureau under the State Administration for Market Regulation of People’s Republic of China lifted the restrictive conditions on their approval of the combination.

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
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. For example, the actions that government authorities and businesses worldwide have taken in response to Covid-19 have resulted in, to date, limited business disruption, including delays in shipments of equipment, supplies and other materials. To the extent the impact of Covid-19 continues or worsens, we may have greater difficulty obtaining the equipment, supplies and other materials necessary for performance of our services. Furthermore, severe earthquakes, flooding and tsunamis in the past have significantly and adversely affected the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
Rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries in our products. Industry associations and many of our customers have implemented initiatives to improve transparency and accountability concerning the supply of these and other materials and, in some cases, requiring us to certify that the covered materials we use in our packages do not come from the conflict areas. We may incur additional costs associated with complying with these requirements and customer initiatives, and we may be required to increase our efforts in the future to cover additional materials and geographic areas. These requirements and customer initiatives could affect the pricing, sourcing and availability of materials used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials or other materials covered by customer initiatives in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the materials we use in our manufacturing process. If we are unable to meet these requirements and customer initiatives, it could adversely affect our business as some customers may move their business to other suppliers. Our reputation could also be adversely affected.
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
We make significant investments in equipment and facilities in order to service the demand of our customers. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, advances in technology, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with capital expenditures to increase production capacity will put downward pressure on our gross margin, at least in the near term. While we have completed the initial phases of construction of our factory and research and development facility in Incheon, Korea, there can be no assurance regarding when the facility will be fully utilized, or that the actual scope, costs, timeline or benefits of the project will be consistent with our expectations. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other things, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.
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
Guidance - Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.
We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows - Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Volatility in customer forecasts, fluctuations in global consumer demand and market volatility as a result of the Covid-19 pandemic make it particularly difficult to predict future results. Further, providing guidance requires us to make estimates and assumptions about such things as revenue, costs and expenses, which may turn out to be incorrect or change. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, if analysts and investors do not react favorably, or if analysts were to discontinue providing coverage of our company, the trading prices of our securities may be adversely impacted.
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
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2020, our total debt balance was $1,545.3 million, of which $148.9 million was classified as a current liability and $815.6 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.
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
•limit, along with the financial and other covenants in our indebtedness, our ability to borrow additional funds;
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $114.4 million as of June 30, 2020. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows.
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
•costs may exceed our plans and expectations; and
•disruptions resulting from the implementation, integration or cybersecurity breach of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.
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
•difficulties in the assimilation of acquired operations, technologies or products; and
•diversion of management and other resources from other parts of our operations and adverse effects on existing business relationships with customers.
In connection with these activities, we may:
•incur costs associated with personnel reductions and voluntary retirement programs;
•record restructuring charges to cover costs associated with facility consolidations and related cost reduction initiatives;
•use a significant portion of our available cash;
•incur substantial debt;
•issue equity securities, which may dilute the ownership of current stockholders;
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
The Enactment of Tax Reform Could Materially Impact Our Financial Position and Results of Operations
On December 22, 2017, the Tax Act was signed into law. The Tax Act made significant changes to the U.S. tax code. Changes include a reduction of the U.S. federal corporate tax rate from 35% to 21%, a one-time transition tax on unremitted foreign earnings and profits applicable for our fiscal year ended December 31, 2017, limitations on tax deductions for interest expense for the period beginning January 1, 2018, and changes to other existing deductions and business-related exclusions in future periods. As a result, in the fourth quarter of 2017, we recognized a one-time net tax benefit of approximately $41.6 million, primarily due to the release of a valuation allowance against U.S. deferred tax assets that we expected to realize as a result of the change to the U.S. tax law limiting the deductibility of interest expense. We also incurred charges for the one-time transition tax on our unremitted foreign earnings and profits offset by the anticipated utilization of foreign tax credits. We were also required to re-measure our deferred tax assets based on the new U.S. federal corporate tax rate of 21%. In 2018, we updated our provisional estimate of the impact of the Tax Act and recorded a $22.3 million income tax expense to complete the accounting for the impact of the Tax Act, reducing our estimated net tax benefit of $41.6 million from 2017. Our accounting for the impact of the Tax Act is now complete in accordance with SEC staff issued Staff Accounting Bulletin No. 118. However, there is uncertainty in the application of many aspects of the Tax Act and additional guidance with respect to the Tax Act may affect our estimates and could have a material impact on our income tax expense.
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
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls, and the European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of greenhouse gasses or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits negatively affecting our ability to maintain or expand our operations, and we could suffer reputational harm.
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
As of June 30, 2020, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Ms. Susan Y. Kim, the Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.7 million shares, or approximately 59%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.3 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	5,425	10.97	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	5,425	$10.97	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.
(b)Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million was approved in August 2011 and $150.0 million was approved in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended June 30, 2020, we made no common stock purchases, and at June 30, 2020, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Form of Global Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*					X
10.2	Form of Global Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*					X
10.3	Employment Letter Agreement, dated June 24, 2020, between Amkor Technology, Inc. and Guillaume Marie Jean Rutten.*					X
10.4	Separation Agreement and Release, effective July 4, 2020, between Amkor Technology, Inc. and Stephen D. Kelley.*					X
31.1
Certification of Guillaume Marie Jean Rutten, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President and
Chief Financial Officer

Date: July 30, 2020