Form 10-Q
period 2020-09-30
AMKOR TECHNOLOGY, INC.
filed 2020-10-30
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 23, 2020 was 242,446,149.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding (1) the amount, timing and focus of our expected capital investments in 2020 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the novel coronavirus disease, or Covid-19, pandemic on our operations and financial results, (5) the focus of our research and development activities, (6) the anticipated impact of the Tax Cuts and Jobs Act (the “Tax Act”) and tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with our covenants, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea into a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) expected timing of and charges related to restructuring activities, (15) the effect of foreign currency exchange rate exposure on our financial results, (16) the volatility of the trading price of our common stock, (17) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (18) our efforts to enlarge our customer base in certain geographic areas and markets, (19) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (20) projects to install and integrate new information technology systems or upgrade our existing systems and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$1,354,023	$1,083,917	$3,679,548	$2,874,186
Cost of sales	1,112,938	901,677	3,057,235	2,447,731
Gross profit	241,085	182,240	622,313	426,455
Selling, general and administrative	77,781	70,458	224,623	206,803
Research and development	35,835	32,927	99,624	104,867
Total operating expenses	113,616	103,385	324,247	311,670
Operating income	127,469	78,855	298,066	114,785
Interest expense	16,404	16,988	49,461	54,914
Other (income) expense, net	2,415	(1,760)	1,567	641
Total other expense, net	18,819	15,228	51,028	55,555
Income before taxes	108,650	63,627	247,038	59,230
Income tax expense	15,753	9,141	33,504	36,418
Net income	92,897	54,486	213,534	22,812
Net income attributable to non-controlling interests	(746)	(416)	(2,070)	(1,071)
Net income attributable to Amkor	$92,151	$54,070	$211,464	$21,741

Net income attributable to Amkor per common share:
Basic	$0.38	$0.23	$0.88	$0.09
Diluted	$0.38	$0.23	$0.87	$0.09

Shares used in computing per common share amounts:
Basic	241,675	239,586	241,232	239,503
Diluted	242,592	239,937	241,937	239,858
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$92,897	$54,486	$213,534	$22,812
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(165)	—	193	—
Adjustments to unrealized components of defined benefit pension plans	11	(125)	34	(314)
Foreign currency translation	4,191	51	3,967	3,745
Total other comprehensive income (loss)	4,037	(74)	4,194	3,431
Comprehensive income	96,934	54,412	217,728	26,243
Comprehensive income attributable to non-controlling interests	(746)	(416)	(2,070)	(1,071)
Comprehensive income attributable to Amkor	$96,188	$53,996	$215,658	$25,172
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$566,745	$894,948
Restricted cash	945	610
Short-term investments (amortized cost of $355,939 in 2020)	356,150	6,348
Accounts receivable, net of allowances	990,637	850,753
Inventories	299,830	220,602
Other current assets	54,264	28,272
Total current assets	2,268,571	2,001,533
Property, plant and equipment, net	2,560,195	2,404,850
Operating lease right of use assets	149,727	148,549
Goodwill	26,747	25,976
Restricted cash	3,087	2,974
Other assets	128,293	111,733
Total assets	$5,136,620	$4,695,615
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$136,526	$144,479
Trade accounts payable	611,965	571,054
Capital expenditures payable	328,171	77,044
Accrued expenses	298,708	267,226
Total current liabilities	1,375,370	1,059,803
Long-term debt	1,182,573	1,305,755
Pension and severance obligations	175,941	176,971
Long-term operating lease liabilities	88,257	91,107
Other non-current liabilities	91,742	71,740
Total liabilities	2,913,883	2,705,376
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 288,043 and 286,877 shares issued; and 241,955 and 240,805 shares outstanding in 2020 and 2019, respectively	288	287
Additional paid-in capital	1,943,140	1,927,739
Retained earnings	445,541	234,077
Accumulated other comprehensive income (loss)	23,309	19,115
Treasury stock, at cost, 46,088 and 46,072 shares, in 2020 and 2019, respectively	(217,660)	(217,479)
Total Amkor stockholders’ equity	2,194,618	1,963,739
Non-controlling interests in subsidiaries	28,119	26,500
Total equity	2,222,737	1,990,239
Total liabilities and equity	$5,136,620	$4,695,615
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2020	287,319	$287	$1,934,047	$353,390	$19,272	(46,083)	$(217,592)	$2,089,404	$27,524	$2,116,928
Net income	—	—	—	92,151	—	—	—	92,151	746	92,897
Other comprehensive income (loss)	—	—	—	—	4,037	—	—	4,037	—	4,037
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(68)	(68)	—	(68)
Issuance of stock through share-based compensation plans	724	1	6,953	—	—	—	—	6,954	—	6,954
Share-based compensation	—	—	2,140	—	—	—	—	2,140	—	2,140
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(151)	(151)
Balance at September 30, 2020	288,043	$288	$1,943,140	$445,541	$23,309	(46,088)	$(217,660)	$2,194,618	$28,119	$2,222,737

Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income	—	—	—	211,464	—	—	—	211,464	2,070	213,534
Other comprehensive income (loss)	—	—	—	—	4,194	—	—	4,194	—	4,194
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(16)	(181)	(181)	—	(181)
Issuance of stock through share-based compensation plans	1,166	1	9,694	—	—	—	—	9,695	—	9,695
Share-based compensation	—	—	5,707	—	—	—	—	5,707	—	5,707
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(451)	(451)
Balance at September 30, 2020	288,043	$288	$1,943,140	$445,541	$23,309	(46,088)	$(217,660)	$2,194,618	$28,119	$2,222,737
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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$213,534	$22,812
Depreciation and amortization	377,722	398,013
Other operating activities and non-cash items	20,368	51,533
Changes in assets and liabilities	(177,576)	(189,026)
Net cash provided by operating activities	434,048	283,332
Cash flows from investing activities:
Payments for property, plant and equipment	(275,531)	(328,497)
Proceeds from sale of property, plant and equipment	2,710	8,495
Proceeds from insurance recovery for property, plant and equipment	—	1,538
Payments for short-term investments	(475,696)	(5,935)
Proceeds from sale of short-term investments	37,633	—
Proceeds from maturities of short-term investments	86,216	6,469
Other investing activities	13,331	(887)
Net cash used in investing activities	(611,337)	(318,817)
Cash flows from financing activities:
Proceeds from revolving credit facilities	312,000	172,700
Payments of revolving credit facilities	(332,000)	(92,700)
Proceeds from short-term debt	86,769	51,434
Payments of short-term debt	(76,004)	(42,067)
Proceeds from issuance of long-term debt	225,985	714,375
Payments of long-term debt	(370,426)	(847,155)
Payments of finance lease obligations	(7,193)	(4,358)
Other financing activities	7,707	(1,963)
Net cash used in financing activities	(153,162)	(49,734)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2,696	1,385
Net decrease in cash, cash equivalents and restricted cash	(327,755)	(83,834)
Cash, cash equivalents and restricted cash, beginning of period	898,532	688,051
Cash, cash equivalents and restricted cash, end of period	$570,777	$604,217
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$328,354	$157,959
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2019 Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2019, filed on Form 10-K with the SEC on February 19, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and our subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Unbilled Receivables. Total unbilled receivables as of September 30, 2020 and December 31, 2019 were $150.3 million and $125.4 million, respectively.
Contract Liability. The company often receives cash payments from customers in advance of the company’s performance. In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability and is included in accrued expenses and other non-current liabilities in the consolidated balance sheets. These contract liabilities are classified as either current or long-term based on the timing of when the company expects to recognize revenue. Contract liabilities were $50.1 million and $17.5 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the short-term portion of the liability was $27.0 million and $16.2 million, respectively. Revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in the contract liability balance at the beginning of the period was $12.5 million and $14.5 million, respectively.

2.    Net Sales by Product Group and End Market
Net sales by product group consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Advanced products (1)	$899,293	$588,975	$2,333,810	$1,444,059
Mainstream products (2)	454,730	494,942	1,345,738	1,430,127
Total net sales	$1,354,023	$1,083,917	$3,679,548	$2,874,186
(1) Advanced products include flip chip and wafer-level processing and related test services.
(2) Mainstream products include wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Communications (handheld devices, smartphones, tablets)	43%	41%	40%	39%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	25%	18%	25%	16%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	17%	26%	20%	28%
Computing (data center, infrastructure, PC/laptop, storage)	15%	15%	15%	17%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$(1,016)	$(1,269)	$(4,975)	$(4,931)
Foreign currency (gain) loss, net	3,069	(174)	6,301	(1,581)
Loss on debt retirement	491	179	919	8,535
Other	(129)	(496)	(678)	(1,382)
Other (income) expense, net	$2,415	$(1,760)	$1,567	$641

4.    Income Taxes
Income tax expense of $33.5 million for the nine months ended September 30, 2020 reflects income taxes, foreign withholding taxes and minimum taxes.
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
We maintain a valuation allowance on certain U.S. and foreign deferred tax assets. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized. We have recorded a valuation allowance against our interest expense carryforward as a result of the limitation of deductibility of interest expense contained in the Tax Act. Realization of the carryforward is dependent on generating sufficient taxable income to overcome the interest limitation provisions. Although utilization of this carryforward is not assured, in light of our current earnings and recent estimates of future taxable income, management believes there is a reasonable possibility that sufficient positive evidence may become available within the next 12 months to allow us to reach a conclusion that the valuation allowance will no longer be needed. Release of the valuation allowance would result in a decrease to income tax expense for the period the release is recorded.
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits increased from $26.2 million at December 31, 2019 to $30.0 million as of September 30, 2020, primarily due to increases related to income attribution, offset by

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

decreases from the lapse of statutes of limitations. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$92,151	$54,070	$211,464	$21,741

Weighted-average number of common shares outstanding - basic	241,675	239,586	241,232	239,503
Effect of dilutive securities:
Stock options and restricted share awards	917	351	705	355
Weighted-average number of common shares outstanding - diluted	242,592	239,937	241,937	239,858
Net income attributable to Amkor per common share:
Basic	$0.38	$0.23	$0.88	$0.09
Diluted	0.38	0.23	0.87	0.09
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Stock options and restricted share awards	858	6,347	2,943	6,487

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
		(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2019	$—	$(4,820)	$23,935	$19,115
Other comprehensive income (loss) before reclassifications	168	—	3,967	4,135
Amounts reclassified from accumulated other comprehensive income (loss)	25	34	—	59
Other comprehensive income (loss)	193	34	3,967	4,194
Accumulated other comprehensive income (loss) at September 30, 2020	$193	$(4,786)	$27,902	$23,309

	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2018	$2,659	$21,153	$23,812
Other comprehensive income (loss) before reclassifications	—	3,745	$3,745
Amounts reclassified from accumulated other comprehensive income (loss)	(314)	—	$(314)
Other comprehensive income (loss)	(314)	3,745	3,431
Accumulated other comprehensive income (loss) at September 30, 2019	$2,345	$24,898	$27,243
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

7.    Investments
We classify our short-term investments in fixed income securities as available-for-sale debt investments, except for one foreign government security classified as held-to-maturity and recorded at amortized cost. All of our available-for-sale debt investments as of September 30, 2020 are available to fund current operations and are recorded at fair value (Note 13). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.
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
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2020
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	3,303	—	—	3,303	3,303	—
Commercial paper	8,000	—	—	8,000	—	8,000
Corporate bonds	13,856	27	(2)	13,881	—	13,881
Money market funds	161,837	—	—	161,837	161,837	—
Mortgage backed securities	972	—	—	972	—	972
Municipal bonds	4,557	—	—	4,557	—	4,557
Total cash equivalents	192,525	27	(2)	192,550	165,140	27,410
Short-term investments
Asset-backed securities	32,283	32	(7)	32,308	—	32,308
Certificate of deposits	14,334	—	—	14,334	14,334	—
Commercial paper	38,593	—	—	38,593	—	38,593
Corporate bonds	152,668	180	(31)	152,817	—	152,817
Mortgage backed securities	1,041	—	—	1,041	—	1,041
Municipal bonds	12,106	8	(1)	12,113	—	12,113
U.S. government agency bonds	45,474	17	(2)	45,489	—	45,489
U.S. government bonds	54,460	15	—	54,475	54,475	—
Variable rate demand notes	400	—	—	400	—	400
Total short-term investments	351,359	252	(41)	351,570	68,809	282,761
Total	$543,884	$279	$(43)	$544,120	$233,949	$310,171
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2020:

	Amortized Cost	Fair Value
Within 1 year	514,535	514,748
After 1 year through 5 years	27,151	27,172
After 5 years through 10 years	2,198	2,200
Total	543,884	544,120

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.
As of September 30, 2020, the amortized cost and the fair market value of our held-to-maturity security (Level 1) maturing within a year is $4.6 million.
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

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2020, we sold receivables totaling $103.9 million and $368.4 million, net of discounts and fees of $0.6 million and $2.2 million, respectively. For the three and nine months ended September 30, 2019, we sold receivables totaling $175.4 million and $480.2 million, net of discounts and fees of $1.1 million and $3.3 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Land	$220,653	$219,785
Buildings and improvements	1,619,450	1,571,653
Machinery and equipment	5,665,943	5,303,729
Finance lease assets	32,935	34,158
Software and computer equipment	228,816	220,264
Furniture, fixtures and other equipment	20,550	19,740
Construction in progress	28,414	12,593
Total property, plant and equipment	7,816,761	7,381,922
Accumulated depreciation and amortization	(5,256,566)	(4,977,072)
Total property, plant and equipment, net	$2,560,195	$2,404,850

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation expense	$129,530	$128,846	$377,254	$396,984

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Payroll and benefits	$124,735	$115,693
Short-term operating lease liabilities	47,265	40,972
Deferred revenue and customer advances	26,958	16,177
Income taxes payable	20,267	11,661
Accrued severance plan obligations	11,701	13,408
Short-term finance lease liabilities	10,228	9,121
Accrued interest	2,200	11,638
Other accrued expenses	55,354	48,556
Total accrued expenses	$298,708	$267,226

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	September 30, 2020	December 31, 2019
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Other	3,250	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, LIBOR plus the applicable bank rate (1)	—	—
$30 million revolving credit facility, applicable bank rate plus 1.51% (2)	—	—
Term loan, fund floating rate plus 1.60%, due June 2020 (3)	—	24,000
Term loan, fixed rate at 1.80%, due May 2021 (4)	—	—
Term loan, applicable bank rate plus 2.03%, due July 2022 (5)	—	40,000
Term loan, applicable bank rate plus 2.03%, due September 2022 (6)	100,000	60,000
Term loan, applicable bank rate plus 1.77%, due April 2023 (7)	128,187	—
Term loan, LIBOR plus 2.56%, due December 2023 (8)	20,000	200,000
Term loan, applicable bank rate plus 1.98%, due December 2028 (3)	90,000	66,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (9)	16,562	7,071
Term loan, fixed rate at 0.86%, due June 2022	16,591	23,018
Term loan, fixed rate at 0.60%, due July 2022	3,792	5,064
Term loan, fixed rate at 1.30%, due July 2023	147,895	179,541
Term loan, fixed rate at 1.35%, due December 2024 (8)	229,664	262,407
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	28,500	29,000
Term loan, LIBOR Plus 1.40%, due March 2022	18,750	19,250
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (10)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (11)	—	20,000
	1,328,191	1,460,351
Less: Unamortized discount and deferred debt costs, net	(9,092)	(10,117)
Less: Short-term borrowings and current portion of long-term debt	(136,526)	(144,479)
Long-term debt	$1,182,573	$1,305,755
(1)In October 2019, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity, six months after draw of funds, and interest is payable monthly in arrears. During the nine months ended September 30, 2020, we borrowed $60.0 million and repaid the full $60.0 million. As of September 30, 2020, $30.0 million was available to be drawn. In October 2020, this revolving credit facility was renewed for one year with availability of $30.0 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)In May 2020, we entered into a revolving credit facility agreement with availability of $30.0 million which expires in December 2020. Principal is payable at maturity and interest is payable monthly in arrears, at an applicable bank rate plus 1.51%. During the nine months ended September 30, 2020, we borrowed the $30.0 million and repaid the full $30.0 million. As of September 30, 2020, $30.0 million was available to be drawn.
(3)In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. Principal is payable in semiannual installments and interest is payable quarterly in arrears (fixed at a weighted average of 4.21% as of September 30, 2020). During the nine months ended September 30, 2020, we drew down the remaining $24.0 million to repay our term loan due June 2020.
(4)In May 2020, we entered into a KRW ₩60 billion term loan agreement with the option to re-borrow the funds through May 2021. Principal is payable at maturity and interest is payable monthly in arrears, at a fixed rate of 1.80%. During the nine months ended September 30, 2020, we borrowed and repaid ₩60 billion ($48.4 million). As of September 30, 2020, ₩60 billion was available to be drawn.
(5)In July 2019, we entered into a $40.0 million term loan due July 2022. During the nine months ended September 30, 2020, we repaid the full $40.0 million term loan.
(6)In July 2019, we entered into a $140.0 million term loan due September 2022. Principal is payable at maturity, and interest is payable quarterly in arrears (fixed at a weighted average of 2.68% as of September 30, 2020). During the nine months ended September 30, 2020, we borrowed the remaining $80.0 million available under this loan and repaid $40.0 million.
(7)In April 2020, we entered into a KRW ₩150 billion term loan due April 2023. Principal is payable at maturity and interest is payable monthly in arrears (2.56% as of September 30, 2020). We immediately borrowed the full ₩150 billion.
(8)In January 2020, we used proceeds from our term loan due December 2024 to repay $120.0 million of our term loan due December 2023. During the nine months ended September 30, 2020, we repaid an additional $60.0 million on the term loan due December 2023.
(9)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2020 is at TIBOR plus 0.15% to 0.30% (weighted average of 0.26% as of September 30, 2020). As of September 30, 2020, $4.7 million was available to be drawn.
(10)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75%. During the nine months ended September 30, 2020, we borrowed and repaid $150.0 million. As of September 30, 2020, $250.0 million was available to be drawn.
(11)In December 2019, we entered into a $56.0 million borrowing arrangement. This arrangement includes a $20.0 million term loan and a $36.0 million revolving credit facility. During the nine months ended September 30, 2020, we borrowed $72.0 million and repaid $92.0 million. As of September 30, 2020, $36.0 million was available to be drawn.
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
The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. These restrictions are determined in part by calculations based upon

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

cumulative net income or, in the case of our Singapore Revolver, borrowing availability. Dividend payments and stock repurchases are not currently restricted under our debt agreements.
We were in compliance with all debt covenants at September 30, 2020.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$7,722	$7,747	$22,803	$23,513
Interest cost	1,281	1,297	3,774	3,926
Expected return on plan assets	(1,420)	(1,585)	(4,175)	(4,798)
Recognized actuarial gain	14	(94)	42	(282)
Net periodic pension cost	$7,597	$7,365	$22,444	$22,359
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Defined contribution expense	$3,618	$2,952	$12,159	$10,708
Korean Severance Plan
In October 2020, some employees accepted our offer to convert their Korean severance and defined benefit pension plan participation to a defined contribution plan. This will result in the conversion of approximately $30 million of obligations from our Korean severance plan to a defined contribution plan, which is expected to be funded during the fourth quarter of 2020.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable, and certain other current assets and accrued expenses, approximate carrying values because of their short-term nature. The carrying value of certain other non-current assets and liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include restricted cash money market funds and short-term investments, including investments classified as cash equivalents. We also review goodwill for impairment annually during the fourth quarter of each year. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Short-term investments, including money market funds (Note 7), are valued as follows:
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
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$564,916	$519,651	$576,875	$519,211
Revolving credit facilities and term loans (Level 2)	812,070	799,448	940,756	931,023
Total debt	$1,376,986	$1,319,099	$1,517,631	$1,450,234
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
Japan Consolidation Activities
During the three and nine months ended September 30, 2020, we recorded restructuring charges of $5.7 million and $9.5 million, respectively, associated with our Japan factory consolidation efforts. We recorded these charges to selling, general and administrative expenses within the Consolidated Statements of Income. All amounts accrued at September 30, 2020 are classified as current liabilities. We expect to complete these restructuring actions in the first half of fiscal 2021.

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
			(In thousands)
Accrual at December 31, 2019	$2,196	$271	$174	$2,641
Charges	5,129	2,637	1,717	9,483
Cash payments	(5,650)	(1,370)	(1,802)	(8,822)
Non-cash amounts	4	8	(2)	10
Accrual at September 30, 2020	$1,679	$1,546	$87	$3,312

Total cumulative charges incurred to date	$9,629	$5,347	$2,461	$17,437
Estimated additional charges to be incurred	$8,000	$3,000	$2,000	$13,000
(1)Facility costs primarily consist of equipment relocation costs directly resulting from the restructuring actions.
(2)Other exit costs primarily consist of employee relocation and training costs directly resulting from the restructuring actions.

16.    Subsequent Events
On October 26, 2020, we announced that our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The initial quarterly dividend is $0.04 per share and is payable to stockholders of record on December 18, 2020. The initial quarterly dividend payment is expected to be approximately $9.7 million in the aggregate and will be paid on January 7, 2021.

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
We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies. We believe these advanced technology solutions provide strong value to our customers and that this is particularly true in the mobile communications market, where growth generally outpaces the overall semiconductor industry. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip-chip packages. Interest in advanced packages for automotive applications is growing as well, largely due to new, data-intensive applications, which require increased pin count and performance. We believe that our technology leadership and this technology transition create significant growth opportunities for us.
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
From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve through joint ventures, acquisitions and other strategic investments. For example, in May 2017 we acquired Nanium, which has strengthened our position in the market for wafer-level fan-out packaging, and in December 2015, we completed the acquisition of our Japan operations. We believe that taking advantage of these opportunities helps to diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.
As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historically, there has been a strong correlation between world-wide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. While customer demand for our services was strong throughout the third quarter of 2020, particularly in the communications and consumer end markets, there remains a risk that the Covid-19 pandemic, as well as its related impact on the world economy, will affect our results of operations in the future.
We have experienced only minor Covid-19 related disruptions to our operations. The full potential effect of the Covid-19 pandemic is unknown, and there is significant uncertainty related to the ultimate impact that the Covid-19 pandemic will have on our business, results of operations and financial condition. See Part II, Item 1A, including, “The Covid-19 Outbreak Has Impacted and May Continue to Impact the Supply Chain and Consumer Demand for Our Customers’ Products and Services, Which May Adversely Affect Our Business, Results of Operations, and Financial Condition” and “Dependence on the Highly Cyclical Semiconductor Industry - Our Packaging and Test Services Are Used in Volatile Industries and Industry Downturns, and Declines in Global Economic and Financial Conditions Could Harm Our Performance.”
We operate in a capital-intensive industry and have a significant level of debt. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of September 30, 2020, we had cash and cash equivalents and short-term investments of $566.7 million and $356.2 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10--Q.
Financial Summary
Our net sales increased $270.1 million or 24.9% to $1,354.0 million for the three months ended September 30, 2020 from $1,083.9 million for the three months ended September 30, 2019. This increase was due to higher sales of advanced products in the communications and consumer end markets, partially offset by a decline in the automotive end market.
Gross margin for the three months ended September 30, 2020 increased to 17.8% from 16.8% for the three months ended September 30, 2019. The increase in gross margin was primarily due to the increase in net sales, partially offset by changes in the mix of products sold toward products with higher material content.
Our capital expenditures totaled $275.5 million for the nine months ended September 30, 2020, compared to $328.5 million for the nine months ended September 30, 2019. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $434.0 million for the nine months ended September 30, 2020, compared to $283.3 million for the nine months ended September 30, 2019. This increase was primarily due to higher net sales and higher operating profit, partially offset by changes in our working capital.

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The initial quarterly dividend is $0.04 per share.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	46.9%	40.4%	45.8%	39.0%
Labor	12.8%	15.8%	13.6%	16.8%
Other manufacturing costs	22.5%	27.0%	23.7%	29.4%
Gross margin	17.8%	16.8%	16.9%	14.8%
Operating income	9.4%	7.3%	8.1%	4.0%
Net income attributable to Amkor	6.8%	5.0%	5.7%	0.8%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Net sales	$1,354,023	$1,083,917	$270,106	24.9%	$3,679,548	$2,874,186	$805,362	28.0%
The increase in net sales for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to higher sales of advanced products in the communications and consumer end markets, partially offset by a decline in the automotive end market. The communications end market benefited from the recovery in the smartphone market from the prior year inventory correction. Sales increased in the consumer end market due to the introduction of a new high-volume consumer product.
Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands, except percentages)
Gross profit	$241,085	$182,240	$58,845	$622,313	$426,455	$195,858
Gross margin	17.8%	16.8%	1.0%	16.9%	14.8%	2.1%
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
Gross margin increased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to the increase in net sales, partially offset by changes in the mix of products sold toward products with higher material content.

Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Selling, general and administrative	$77,781	$70,458	$7,323	10.4%	$224,623	$206,803	$17,820	8.6%
Selling, general and administrative expenses for the three and nine months ended September 30, 2020 increased compared to the three and nine months ended September 30, 2019, primarily due to costs incurred for our factory consolidation efforts in Japan and increased employee compensation costs. These increases were partially offset by our efforts to control expenses, particularly travel and professional fees. In addition, we had a gain from a sale of real estate in the second quarter of 2019 which lowered our expenses that period.
Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Research and development	$35,835	$32,927	$2,908	8.8%	$99,624	$104,867	$(5,243)	(5.0)%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019 due to new development projects. Research and development expenses for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 due to projects that moved into production, partially offset by new development projects.
Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
	(In thousands, except percentages)
Interest expense	$16,404	$16,988	$(584)	(3.4)%	$49,461	$54,914	$(5,453)	(9.9)%
Interest income	(1,016)	(1,269)	253	(19.9)%	(4,975)	(4,931)	(44)	0.9%
Foreign currency (gain) loss, net	3,069	(174)	3,243	>(100)%	6,301	(1,581)	7,882	>(100)%
Loss on debt retirement	491	179	312	>100%	919	8,535	(7,616)	(89.2)%
Other (income) expense, net	(129)	(496)	367	(74.0)%	(678)	(1,382)	704	(50.9)%
Total other expense, net	$18,819	$15,228	$3,591	23.6%	$51,028	$55,555	$(4,527)	(8.1)%
Interest expense decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to the repayment of higher interest debt with the proceeds from our ¥28.5 billion ($260.6 million) fixed rate term loan agreement in December 2019 and January 2020. Interest expense has also decreased due to overall decreases in interest rates in 2020 for our variable interest rate loans.
The changes in foreign currency (gain) loss, net for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.

The loss on debt retirement for the nine months ended September 30, 2019 was due to the early redemption in April 2019 of the outstanding $525 million aggregate principal amount of our 6.375% Senior Notes due 2022.
Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Income tax expense	$15,753	$9,141	$6,612	$33,504	$36,418	$(2,914)
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
During the nine months ended September 30, 2020 and 2019, our subsidiaries in Korea, the Philippines and Singapore operated under various tax holidays. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

Liquidity
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments and stock repurchases, debt service requirements and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents, short-term investments and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditure, dividend payments, debt service and other financial requirements for at least the next twelve months.
Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any dividends and purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds of debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
As of September 30, 2020, we had cash and cash equivalents and short-term investments of $566.7 million and $356.2 million, respectively. Included in our cash and short-term investments balances as of September 30, 2020, is $452.0 million and $263.3 million, respectively, held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Cuts and Jobs Act (“Tax Act”), distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the nine months ended September 30, 2020 and 2019, we sold accounts receivable totaling $368.4 million and $480.2 million, net of discounts and fees of $2.2 million and $3.3 million, respectively.

We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The borrowing base under our $250.0 million first lien senior secured revolving credit facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (the “Singapore Revolver”), is limited to the amount of eligible accounts receivable. As of September 30, 2020, we had availability of $250.0 million and no outstanding standby letters of credit. As of September 30, 2020, our foreign subsidiaries had $346.0 million available to be drawn under revolving credit facilities, including the Singapore Revolver, and $56.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.
As of September 30, 2020, we had $1,319.1 million of debt. Our scheduled principal repayments on debt include $40.9 million due over the remainder of 2020, $125.3 million due in 2021, $266.6 million due in 2022, $252.1 million due in 2023, $66.9 million due in 2024, and $576.4 million due thereafter. We were in compliance with all debt covenants at September 30, 2020, and we expect to remain in compliance with these covenants for at least the next twelve months.
Certain of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by calculations based upon cumulative net income or, in the case of our Singapore Revolver, borrowing availability. Dividend payments and stock repurchases are not currently restricted under our debt agreements.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of September 30, 2020, the severance liability was $119.1 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer additional employees the option to convert from the severance plan to the defined contribution plan which would require the company to fund the converted portion of the liability. We refer you to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The initial quarterly dividend is $0.04 per share and is payable to stockholders of record on December 18, 2020. The initial quarterly dividend payment is expected to be approximately $9.7 million in the aggregate and will be paid on January 7, 2021. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At September 30, 2020, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the program since 2012.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2020 capital expenditures to be approximately $550 million. During the nine months ended September 30, 2020, our capital expenditures totaled $275.5 million. Ultimately, the amount of our 2020 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2020 and 2019, was as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating activities	$434,048	$283,332
Investing activities	(611,337)	(318,817)
Financing activities	(153,162)	(49,734)
Operating activities:   Our cash flow provided by operating activities for the nine months ended September 30, 2020 increased by $150.7 million compared to the nine months ended September 30, 2019, primarily due to higher net sales and higher operating profit, partially offset by changes in our working capital.
Investing activities:   Our cash flows used in investing activities for the nine months ended September 30, 2020 increased by $292.5 million compared to the nine months ended September 30, 2019, primarily due to purchases of short-term investments. This increase was partially offset by proceeds from sales and maturities of short-term investments and a decrease in payments related to purchases of property, plant and equipment. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2020 was primarily due to the net debt repayments in Japan, Korea and Taiwan. The net cash used in financing activities for the nine months ended September 30, 2019 was primarily due to the redemption of our 6.375% Senior Notes due 2022 as well as repayments of debt in Japan and Korea, partially offset by our issuance of the 2027 Notes and net borrowings under our Singapore Revolver.
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

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$434,048	$283,332
Payments for property, plant and equipment	(275,531)	(328,497)
Proceeds from sale of and insurance recovery for property, plant and equipment	2,710	10,033
Free cash flow	$161,227	$(35,132)

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2020 - Remaining	2021	2022	2023	2024	Thereafter
	(In thousands)
Total debt	$1,328,191	$40,930	$125,274	$266,606	$252,056	$66,896	$576,429
Scheduled interest payment obligations (1)	289,551	4,309	50,168	47,137	40,908	37,811	109,218
Purchase obligations (2)	105,413	87,392	5,884	4,815	3,896	1,290	2,136
Operating lease obligations (3)	149,293	13,234	50,547	32,874	17,563	10,124	24,951
Finance lease obligations (3)	22,176	2,707	10,437	3,403	1,693	997	2,939
Severance obligations (4)	119,090	2,925	10,324	9,419	8,577	7,797	80,048
Total contractual obligations	$2,013,714	$151,497	$252,634	$364,254	$324,693	$124,915	$795,721
(1)Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2020, for variable rate debt.
(2)Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at September 30, 2020.
(3)Represents future minimum lease payments including interest payments.
(4)Represents estimated benefit payments for our Korean subsidiary severance plan at September 30, 2020. In October 2020, some employees accepted our offer to convert their Korean severance plan participation to a defined contribution plan, which will reduce our liability under the severance plan and require us to fund the converted portion of the liability. The conversion is not reflected in the table above and we expect to fund the converted amount during the fourth quarter of 2020. We refer you to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2020 include:
•$68.3 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.
•$30.4 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contingencies, Indemnifications and Guarantees
We refer you to Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.
Critical Accounting Policies
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. During the nine months ended September 30, 2020, there were no significant changes in our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2020 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2020 would have been approximately $12 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2020, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen. For the nine months ended September 30, 2020, approximately 45% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2020 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2020 would have been approximately $93 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a gain of $4.0 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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
In addition, we have interest rate risk with respect to our debt. Our fixed and variable rate debt includes foreign borrowings, revolving credit facilities and senior notes. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2020:

	2020 - Remaining	2021	2022	2023	2024	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$29,890	$116,752	$222,356	$103,870	$66,896	$576,429	$1,116,193	$1,165,835
Average interest rate	1.3%	1.3%	2.1%	1.7%	1.9%	6.4%	4.2%
Variable rate debt	$11,040	$8,522	$44,250	$148,186	$—	$—	$211,998	$211,151
Average interest rate	0.4%	0.6%	1.8%	2.6%	—%	—%	2.2%
Total debt maturities	$40,930	$125,274	$266,606	$252,056	$66,896	$576,429	$1,328,191	$1,376,986
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Note 17 to our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.     Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the Table of Contents of this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. Many of the following risks and uncertainties are, and will be, exacerbated by the Covid-19 pandemic and any worsening of the global business and economic environment as a result. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also adversely affect our business operations. The occurrence of any of the risks and uncertainties described below could affect our business, liquidity, results of operations, financial condition or cash flows.
Summary of Risk Factors
An investment in our common stock involves various risks, and you are urged to carefully consider all of the matters discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption “Risk Factors” (not just those discussed under “Summary of Risk Factors”) in considering our business and prospects. The following is a list of some of these risks:
Company-Specific Risk Factors
•dependence on the highly cyclical, volatile semiconductor industry and vulnerability to industry downturns and declines in global economic and financial conditions;
•dependence on international factories and operations, and risks relating to our customers’ and vendors’ international operations;
•competition with established competitors in the packaging and test business, the internal capabilities of integrated device manufacturers, and new competitors, including foundries;
•decisions by our integrated device manufacturer and foundry customers to curtail outsourcing;
•our absence of backlog and the short-term nature of our customers’ commitments;
•our substantial investments in equipment and facilities to support the demand of our customers;
•difficulty achieving high capacity utilization rates due to high percentage of fixed costs;
•changes in costs, quality, availability and delivery times of raw materials, components and equipment, including any disruption in the supply of certain materials due to regulations and customer requirements, as well as wage inflation and fluctuations in commodity prices;
•the historical downward pressure on the prices of our packaging and test services;
•fluctuations in our manufacturing yields;
•our ability to develop new proprietary technology, protect our proprietary technology, operate without infringing the proprietary rights of others, and implement new technologies;
•any warranty claims, product return and liability risks, and the risk of negative publicity if our products fail, as well as the risk of litigation incident to our business;
•restrictive covenants in the indentures and agreements governing our current and future indebtedness;
•fluctuations in interest rates and changes in credit risk;

•the possibility that we may decrease or suspend our quarterly dividend;
•our significant severance plan obligations associated with our manufacturing operations in Korea; and
•the ability of certain of our stockholders to effectively determine or substantially influence the outcome of matters requiring stockholder approval.
General Risk Factors
•health conditions or pandemics, such as COVID-19, impacting labor availability and operating capacity, capital availability, the supply chain and consumer demand for our customers’ products and services;
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
•our substantial indebtedness;
•difficulty funding our liquidity needs;
•dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive;
•difficulty attracting, retaining or replacing qualified personnel;
•maintaining an effective system of internal controls;
•our continuing development and implementation of changes to, and maintenance and security of, our information technology systems;
•challenges with integrating diverse operations;
•any changes in tax laws (including with respect to the Tax Act), taxing authorities not agreeing with our interpretation of applicable tax laws, including whether we continue to qualify for tax holidays, or any requirements to establish or adjust valuation allowances on deferred tax assets;
•laws, rules, regulations and policies imposed by U.S. or other governments, such as tariffs, customs, duties and other restrictive trade barriers, national security, data privacy and cybersecurity, antitrust and competition, tax, currency and banking, labor, environmental, health and safety; and
•natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
Company-Specific Risk Factors
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
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, automotive, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, the Covid-19 pandemic has currently disrupted demand in the automotive end market, an inventory correction in the smartphone market and weakness in the general market reduced demand during 2019, and generally soft economic conditions and a lack of compelling new mobile products constrained overall demand during 2015.
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
•potentially adverse tax consequences resulting from tax laws in the U.S. and in other jurisdictions; and

•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.
We have significant facilities and other investments in South Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and tension within and among other countries in the region.
In addition, the Covid-19 pandemic has impacted and may continue to impact our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders covering certain regions in the Philippines, including where our operations are located, have affected, and may in the future affect, our operations, and orders restricting movement in Malaysia temporarily forced us to pause operations as we obtained permission to resume operations in compliance with such orders. Other national, regional and local governments have implemented and may continue to implement similar restrictions to mitigate the spread of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may adversely affect demand for our services, our operating results and financial condition.
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
We also face competition from contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. These foundries, which are substantially larger than us and have greater financial resources than we do, have expanded their operations to include packaging and test services and may continue to expand these capabilities in the future. If a key customer decides to purchase wafers from a semiconductor foundry that provides packaging and test services, our business could be reduced if the customer also engages that foundry for related packaging and test services.
We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors or that our customers will not rely on internal sources or foundries for packaging and test services, or that our business, liquidity, results of operations, financial condition and cash flows will not be adversely affected by such increased competition.
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
Absence of Backlog - The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.
Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. Generally, none of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, we sometimes experience double booking by customers, and our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows would be adversely affected.
Capital Expenditures - We Make Substantial Investments in Equipment and Facilities to Support the Demand of Our Customers, Which May Adversely Affect Our Business if the Demand of Our Customers Does Not Develop as We Expect or Is Adversely Affected.
We make significant investments in equipment and facilities in order to service the demand of our customers. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, advances in technology, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with capital expenditures to increase production capacity will put downward pressure on our gross margin, at least in the near term. While we have completed the initial phases of construction of our factory and research and development facility in Incheon, Korea, there can be no assurance regarding when the facility will be fully utilized, or that the actual scope, costs, timeline or benefits of the project will be consistent with our expectations. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross margin could be negatively impacted. Our capital expenditures or cost per square foot may increase as we transition to new or more advanced packaging and test technologies because, among other reasons, new equipment used for these technologies is generally more expensive and often our existing equipment cannot be redeployed in whole or part for these technologies. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.
Furthermore, if we cannot generate or raise additional funds to pay for capital expenditures, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including: our future financial condition, results of operations and cash flows; general market conditions for financing; volatility in fixed income, credit and equity markets; and economic, political and other global conditions.
High Fixed Costs - Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Satisfactory Gross Margins if We Are Unable to Achieve Relatively High Capacity Utilization Rates.
Our operations are characterized by high fixed costs and the absence of any material backlog. Our profitability depends in part not only on pricing levels for our packaging and test services but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. Transitions between different packaging technologies can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. For example, in the past, the migration of some customer demand from wirebond to flip chip packages resulted in under-utilized wirebond assets which negatively impacted our capacity utilization and gross margin. We cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins will be negatively impacted.
In addition, our fixed operating costs have increased as a result of our efforts to expand our capacity through significant capital expenditures. Forecasted customer demand for which we have made capital investments may not materialize, and our sales may not adequately cover fixed costs, resulting in reduced profit levels or causing significant losses, either of which may adversely impact our business, liquidity, results of operations, financial condition and cash flows.
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
SEC rules and related industry initiatives require diligence and disclosure regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. Many of our customers’ initiatives require us to certify that the covered materials we use in our packages do not come from the conflict areas. We incur costs associated with complying with these requirements and customer initiatives, and we may be required to increase our efforts in the future to cover additional materials and geographic areas. These requirements and customer initiatives could affect the pricing, sourcing and availability of materials used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials or other materials covered by customer initiatives in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the materials we procure. If we are unable to meet these requirements and customer initiatives, it could adversely affect our business as some customers may move their business to other suppliers, and our reputation could also be adversely affected.
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
The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain will eventually expire, may be challenged, invalidated or circumvented and may not provide us meaningful protection or other commercial advantage.
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
We may Decrease or Suspend our Quarterly Dividend, and Any Decrease in or Suspension of the Dividend Could Cause Our Stock Price to Decline.
We currently anticipate the payment of a regular quarterly cash dividend of $0.04 per share on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements, and that the payment of the dividend remains in our best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension could cause our stock price to decline.
We Have Significant Severance Plan Obligations Associated with Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $119.1 million as of September 30, 2020. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. In October 2020, some employees accepted our offer to convert their Korean severance plan participation to a defined contribution plan. From time to time, we may offer additional employees the option to convert from the severance plan to the defined contribution plan, which could impact the timing of future payments, reducing our cash flow and negatively affecting our financial condition.
Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence the Outcome of All Matters Requiring Stockholder Approval.
As of September 30, 2020, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Ms. Susan Y. Kim, the Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.7 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.2 million shares of our outstanding common stock or approximately 59% of our outstanding common stock.
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
General Risk Factors
The Covid-19 Outbreak Has Impacted and May Continue to Impact the Supply Chain and Consumer Demand for Our Customers’ Products and Services, Which May Adversely Affect Our Business, Results of Operations, and Financial Condition.
Our business has been and may continue to be adversely impacted by the effects of the Covid-19 outbreak. The impacts have varied, and likely will continue to vary, by location, by industry and by end market. We, our suppliers and our customers have been and may continue to be disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. There is considerable uncertainty regarding such restrictions and potential future governmental restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls, could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused and may continue to cause disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of Covid-19 on our suppliers or customers or both.
The Covid-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may cause a decrease in short-term and long-term consumer demand for our customers’ products and services and impact our operating results. Demand for our products and services for the automotive end market has experienced the most significant impact to date, and there is no certainty as to when demand in that market will return to pre-Covid-19 levels.
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
Many factors could have a material adverse effect on our net sales, gross profit, operating results and cash flows or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures and our ability to control our costs including labor, material, overhead and financing costs.
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
•changes in costs, quality, availability and delivery times of raw materials, components, equipment and labor;
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
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2020, our total debt balance was $1,319.1 million, of which $136.5 million was classified as a current liability and $615.1 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.
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
We May Have Difficulty Funding Liquidity Needs.
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments and stock repurchases, debt service requirements and other funding needs. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure and other investment levels, other uses of our cash including any payment of dividends and purchases of stock under our stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings.
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
The demand for our services from each customer is directly dependent upon that customer’s financial health, level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer’s qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from time to time resulting in the loss or reduction of customer orders, and we cannot assure you that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.
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
If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report Financial Results or Prevent Fraud.
Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, fraud or corruption. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections concerning the effectiveness of internal controls in future periods are subject to the risk that our internal controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
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
Difficulties Consolidating and Integrating Our Operations - We Face Challenges as We Integrate Diverse Operations.
We have experienced, and expect to continue to experience, change in the scope and complexity of our operations resulting primarily from existing and future facility and operational consolidations, facility and operational expansions, strategic acquisitions, joint ventures and other partnering arrangements. Some of the risks from these activities include those associated with the following:
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws (particularly the Tax Act, which made significant changes to the U.S. tax code with respect to which there remains uncertainty), could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
Our tax liabilities are based, in part, on our corporate structure, interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, taxing authorities conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for tax holidays. If they do not agree, we may seek to enter into settlements with the taxing authorities. We may also appeal a taxing authority’s determination to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail or if we enter into settlements with taxing authorities, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, we expect that our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.
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
We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan which are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. For example, in April 2016, our Kumamoto factory was damaged by earthquakes in Japan. As a result of these earthquakes, our sales were reduced due to the temporary disruption in operations, and we incurred earthquake related costs for damaged inventory, buildings and equipment. Our suppliers and customers also have significant operations in such locations, and this could compound the effect of any such disruption. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all), and we may not have sufficient capacity, or customer approval, to service customer demands in our other facilities. A natural disaster or other calamity, political instability, the occurrence of hostilities or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	5,425	12.54	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	5,425	$12.54	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees.
(b)Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million was approved in August 2011 and $150.0 million was approved in February 2012, exclusive of any fees, commissions or other expenses. For the three months ended September 30, 2020, we made no common stock purchases, and at September 30, 2020, approximately $91.6 million was available pursuant to the stock repurchase program.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Form of Global Outside Director Nonstatutory Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*					X
10.2	Form of Global Outside Director Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*					X
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

Date: October 30, 2020