Form 10-Q
period 2021-03-31
AMKOR TECHNOLOGY, INC.
filed 2021-04-30
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 23, 2021 was 244,183,747.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding (1) the amount, timing and focus of our expected capital investments in 2021 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations and financial results, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with our covenants, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) expected timing of and charges related to restructuring activities, (15) the effect of foreign currency exchange rate exposure on our financial results, (16) the volatility of the trading price of our common stock, (17) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (18) our efforts to enlarge our customer base in certain geographic areas and markets, (19) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (20) projects to install or integrate new information technology systems or upgrade our existing systems and (21) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in the following report as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net sales	$1,326,150	$1,152,616
Cost of sales	1,060,616	963,708
Gross profit	265,534	188,908
Selling, general and administrative	76,768	72,582
Research and development	44,318	32,253
Total operating expenses	121,086	104,835
Operating income	144,448	84,073
Interest expense	12,673	17,045
Other (income) expense, net	89	(2,315)
Total other expense, net	12,762	14,730
Income before taxes	131,686	69,343
Income tax expense	11,667	4,846
Net income	120,019	64,497
Net income attributable to non-controlling interests	(210)	(608)
Net income attributable to Amkor	$119,809	$63,889

Net income attributable to Amkor per common share:
Basic	$0.49	$0.27
Diluted	$0.49	$0.26

Shares used in computing per common share amounts:
Basic	243,267	240,919
Diluted	245,129	241,333
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$120,019	$64,497
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(32)	108
Adjustments to unrealized components of defined benefit pension plans	25	11
Foreign currency translation	(11,440)	475
Total other comprehensive income (loss)	(11,447)	594
Comprehensive income	108,572	65,091
Comprehensive income attributable to non-controlling interests	(210)	(608)
Comprehensive income attributable to Amkor	$108,362	$64,483
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$650,274	$698,002
Restricted cash	933	1,007
Short-term investments (amortized cost of $163,703 and $133,744 in 2021 and 2020, respectively)	163,693	133,769
Accounts receivable, net of allowances	950,015	962,643
Inventories	307,545	297,293
Other current assets	41,594	40,218
Total current assets	2,114,054	2,132,932
Property, plant and equipment, net	2,623,470	2,566,002
Operating lease right of use assets	141,247	147,236
Goodwill	25,481	27,325
Restricted cash	3,565	3,188
Other assets	145,648	145,628
Total assets	$5,053,465	$5,022,311
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$135,405	$149,007
Trade accounts payable	602,962	636,434
Capital expenditures payable	273,934	181,339
Accrued expenses	304,556	349,207
Total current liabilities	1,316,857	1,315,987
Long-term debt	952,366	1,005,339
Pension and severance obligations	146,118	159,610
Long-term operating lease liabilities	77,651	84,420
Other non-current liabilities	98,236	102,996
Total liabilities	2,591,228	2,668,352
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 289,865 and 288,923 shares issued; and 243,714 and 242,829 shares outstanding in 2021 and 2020, respectively	290	289
Additional paid-in capital	1,964,331	1,953,378
Retained earnings	672,534	562,502
Accumulated other comprehensive income (loss)	15,823	27,270
Treasury stock, at cost, 46,151 and 46,094 shares in 2021 and 2020, respectively	(219,061)	(217,740)
Total Amkor stockholders’ equity	2,433,917	2,325,699
Non-controlling interests in subsidiaries	28,320	28,260
Total equity	2,462,237	2,353,959
Total liabilities and equity	$5,053,465	$5,022,311
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	119,809	—	—	—	119,809	210	120,019
Other comprehensive income (loss)	—	—	—	—	(11,447)	—	—	(11,447)	—	(11,447)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,321)	(1,321)	—	(1,321)
Issuance of stock through share-based compensation plans	942	1	8,560	—	—	—	—	8,561	—	8,561
Share-based compensation	—	—	2,393	—	—	—	—	2,393	—	2,393
Cash dividends declared ($0.04 per common share)	—	—	—	(9,777)	—	—	—	(9,777)	—	(9,777)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(150)	(150)
Balance at March 31, 2021	289,865	$290	$1,964,331	$672,534	$15,823	(46,151)	$(219,061)	$2,433,917	$28,320	$2,462,237

Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income	—	—	—	63,889	—	—	—	63,889	608	64,497
Other comprehensive income (loss)	—	—	—	—	594	—	—	594	—	594
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(54)	(54)	—	(54)
Issuance of stock through share-based compensation plans	216	—	1,519	—	—	—	—	1,519	—	1,519
Share-based compensation	—	—	1,830	—	—	—	—	1,830	—	1,830
Balance at March 31, 2020	287,093	$287	$1,931,088	$297,966	$19,709	(46,077)	$(217,533)	$2,031,517	$27,108	$2,058,625
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$120,019	$64,497
Depreciation and amortization	135,390	123,657
Other operating activities and non-cash items	2,370	8,287
Changes in assets and liabilities	(80,991)	(99,852)
Net cash provided by operating activities	176,788	96,589
Cash flows from investing activities:
Payments for property, plant and equipment	(110,351)	(55,888)
Proceeds from sale of property, plant and equipment	547	1,887
Proceeds from foreign exchange forward contracts	2,960	7,661
Payments for foreign exchange forward contracts	(28,306)	(8,557)
Payments for short-term investments	(92,879)	(55,754)
Proceeds from sale of short-term investments	19,838	31
Proceeds from maturities of short-term investments	43,790	6,134
Other investing activities	29	(106)
Net cash used in investing activities	(164,372)	(104,592)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	201,000
Proceeds from short-term debt	3,679	14,086
Payments of short-term debt	(7,803)	(9,409)
Proceeds from issuance of long-term debt	50,000	24,000
Payments of long-term debt	(79,684)	(172,336)
Payments of finance lease obligations	(3,216)	(2,355)
Payments of dividends	(19,457)	—
Other financing activities	7,037	109
Net cash (used in) provided by financing activities	(49,444)	55,095
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10,397)	(300)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,425)	46,792
Cash, cash equivalents and restricted cash, beginning of period	702,197	898,532
Cash, cash equivalents and restricted cash, end of period	$654,772	$945,324
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$273,971	$107,344
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2020 Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2020, filed on Form 10-K with the SEC on February 19, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and our subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Unbilled Receivables. Total unbilled receivables as of March 31, 2021 and December 31, 2020 were $142.7 million and $146.8 million, respectively.
Contract Liability. Contract liabilities were $53.3 million and $51.6 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the short-term portion of the liability was $34.9 million and $30.3 million, respectively. Revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the contract liability balance at the beginning of the period was $8.1 million and $5.3 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group. Beginning in 2021, we are reporting memory net sales in Advanced products. Previously, memory net sales were reported in Mainstream products. Prior year amounts were reclassified to conform to current year presentation.

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Advanced products (1)	$920,655	$794,777
Mainstream products (2)	405,495	357,839
Total net sales	$1,326,150	$1,152,616
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2021	2020
Communications (handheld devices, smartphones, tablets)	40%	38%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	21%	24%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	22%	23%
Computing (data center, infrastructure, PC/laptop, storage)	17%	15%
Total net sales	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest income	$(279)	$(2,258)
Foreign currency (gain) loss, net	619	(229)
Loss on debt retirement	—	428
Other	(251)	(256)
Other (income) expense, net	$89	$(2,315)

4.    Income Taxes
Income tax expense of $11.7 million for the three months ended March 31, 2021 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $32.6 million at December 31, 2020 to $29.1 million as of March 31, 2021, primarily due to the lapse of statutes of limitations and settlement of examinations offset by increases related to income attribution. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
Diluted EPS is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-vested restricted stock units, time-vested restricted stock units and unvested restricted shares.
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$119,809	$63,889

Weighted-average number of common shares outstanding - basic	243,267	240,919
Effect of dilutive securities:
Share-based awards	1,862	414
Weighted-average number of common shares outstanding - diluted	245,129	241,333
Net income attributable to Amkor per common share:
Basic	$0.49	$0.27
Diluted	0.49	0.26
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Share-based awards	—	4,321

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(59)	—	(11,440)	(11,499)
Amounts reclassified from accumulated other comprehensive income (loss)	27	25	—	52
Other comprehensive income (loss)	(32)	25	(11,440)	(11,447)
Accumulated other comprehensive income (loss) at March 31, 2021	$(11)	$(4,193)	$20,027	$15,823

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2019	$—	$(4,820)	$23,935	$19,115
Other comprehensive income (loss) before reclassifications	108	—	475	$583
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	$11
Other comprehensive income (loss)	108	11	475	594
Accumulated other comprehensive income (loss) at March 31, 2020	$108	$(4,809)	$24,410	$19,709
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of March 31, 2021 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	March 31, 2021
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$901	$—	$—	$901	$901	$—
Commercial paper	11,572	—	—	11,572	—	11,572
Corporate bonds	8,964	—	(5)	8,959	—	8,959
Money market funds	211,723	—	—	211,723	211,723	—
Municipal bonds	1,777	—	—	1,777	—	1,777
U.S. government bonds	250	—	—	250	250	—
Total cash equivalents	235,187	—	(5)	235,182	212,874	22,308
Short-term investments
Asset-backed securities	16,607	14	(7)	16,614	—	16,614
Certificate of deposits	10,178	—	—	10,178	10,178	—
Commercial paper	24,023	—	—	24,023	—	24,023
Corporate bonds	59,953	1	(27)	59,927	—	59,927
Municipal bonds	18,547	8	(3)	18,552	—	18,552
U.S. government agency bonds	1,585	—	—	1,585	—	1,585
U.S. government bonds	27,891	4	—	27,895	27,895	—
Variable rate demand notes	300	—	—	300	—	300
Total short-term investments	159,084	27	(37)	159,074	38,073	121,001
Total	$394,271	$27	$(42)	$394,256	$250,947	$143,309

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2020
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$976	$—	$—	$976	$976	$—
Commercial paper	5,293	—	—	5,293	—	5,293
Corporate bonds	1,744	—	—	1,744	—	1,744
Money market funds	138,290	—	—	138,290	138,290	—
Municipal bonds	400	—	—	400	—	400
Total cash equivalents	146,703	—	—	146,703	139,266	7,437
Short-term investments
Asset-backed securities	19,111	18	(9)	19,120	—	19,120
Certificate of deposits	5,046	—	—	5,046	5,046	—
Commercial paper	15,148	—	—	15,148	—	15,148
Corporate bonds	50,771	16	(12)	50,775	—	50,775
Municipal bonds	12,702	8	(2)	12,708	—	12,708
U.S. government agency bonds	8,415	3	—	8,418	—	8,418
U.S. government bonds	17,605	3	—	17,608	17,608	—
Variable rate demand notes	300	—	—	300	—	300
Total short-term investments	129,098	48	(23)	129,123	22,654	106,469
Total	$275,801	$48	$(23)	$275,826	$161,920	$113,906
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of March 31, 2021:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$379,754	$379,731
After 1 year through 5 years	11,067	11,078
After 5 years through 10 years	3,450	3,447
Total	$394,271	$394,256
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.
As of March 31, 2021, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.6 million. As of December 31, 2020, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2021 and 2020, we sold receivables totaling $106.3 million and $170.5 million, net of discounts and fees of $0.2 million and $1.0 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Land	$219,228	$221,304
Buildings and improvements	1,636,111	1,625,355
Machinery and equipment	5,845,221	5,736,797
Finance lease assets	40,556	40,856
Software and computer equipment	229,585	231,171
Furniture, fixtures and other equipment	20,470	20,774
Construction in progress	84,465	48,602
Total property, plant and equipment	8,075,636	7,924,859
Accumulated depreciation and amortization	(5,452,166)	(5,358,857)
Total property, plant and equipment, net	$2,623,470	$2,566,002
The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Depreciation expense	$135,232	$123,501

10.    Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Payroll and benefits	$102,640	$143,383
Short-term operating lease liabilities	50,348	49,748
Deferred revenue and customer advances	34,896	30,269
Income taxes payable	39,531	26,602
Accrued severance plan obligations	10,836	10,837
Short-term finance lease liabilities	11,153	12,634
Accrued interest	1,988	10,767
Other accrued expenses	53,164	64,967
Total accrued expenses	$304,556	$349,207

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	March 31, 2021	December 31, 2020
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Other	818	2,039
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, applicable bank rate plus 1.11% (1)	—	—
Term loan, fixed rate at 1.80%, due May 2021 (2)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	49,474	51,541
Term loan, applicable bank rate plus 1.98%, due December 2028	50,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (3)	3,613	6,663
Term loan, fixed rate at 0.86%, due June 2022	11,290	14,528
Term loan, fixed rate at 0.60%, due July 2022	2,710	3,390
Term loan, fixed rate at 1.30%, due July 2023	117,413	138,499
Term loan, fixed rate at 1.35%, due December 2024	193,055	220,823
Term loan, fixed rate at 1.20%, due December 2025	93,524	105,569
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	—	28,000
Term loan, LIBOR plus 1.40%, due March 2022	—	18,250
Term loans, LIBOR plus 1.10%, due March 2024 (4)	50,000	—
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (5)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (6)	—	—
	1,096,897	1,164,302
Less: Unamortized discount and deferred debt costs, net	(9,126)	(9,956)
Less: Short-term borrowings and current portion of long-term debt	(135,405)	(149,007)
Long-term debt	$952,366	$1,005,339
(1)In October 2020, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity, six months after draw of funds, and interest is payable monthly in arrears. As of March 31, 2021, $30.0 million was available to be drawn.
(2)In May 2020, we entered into a KRW ₩60 billion term loan agreement with the option to re-borrow the funds through May 2021. Principal is payable at maturity and interest is payable monthly in arrears, at a fixed rate of 1.80%. As of March 31, 2021, ₩60 billion, or approximately $53 million, was available to be drawn. In April 2021, we replaced this loan by entering into a ₩80 billion (approximately $72 million) term loan agreement

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

with the option to borrow and re-borrow the funds through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%.
(3)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of March 31, 2021 is at TIBOR plus 0.30% (weighted average of 0.38% as of March 31, 2021). As of March 31, 2021, $9.0 million was available to be drawn.
(4)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. We immediately borrowed $50.0 million to repay the term loans due March 2022. Interest is payable quarterly at LIBOR plus 1.10% (weighted average of 1.29% as of March 31, 2021).
(5)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75%. As of March 31, 2021, $250.0 million was available to be drawn.
(6)In December 2019, we entered into a $56.0 million borrowing arrangement. This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. As of March 31, 2021, $36.0 million was available to be drawn.
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
We were in compliance with all debt covenants at March 31, 2021.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Service cost	$6,787	$7,536
Interest cost	1,242	1,247
Expected return on plan assets	(1,429)	(1,374)
Recognized actuarial gain	31	14
Net periodic pension cost	$6,631	$7,423
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Defined contribution expense	$6,756	$4,816

13.    Derivatives

We use foreign currency forward contracts to mitigate foreign currency risk of certain assets and monetary liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.

As of March 31, 2021 and December 31, 2020, our foreign exchange forward contracts consisted of the following:

	March 31, 2021			December 31, 2020
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese Yen	$369,619	$(3,923)	Accrued expenses	$465,192	$1,279	Other current assets
Korean Won	160,490	35	Other current assets	161,612	190	Other current assets
Philippine Peso	9,183	(23)	Accrued expenses	10,974	(7)	Accrued expenses
Total forward contracts	$539,292	$(3,911)		$637,778	$1,462

For the three months ended March 31, 2021 and 2020, the derivatives resulted in a net loss of $34.9 million and $1.2 million respectively. The loss for the three months ended March 31, 2021 was fully offset by the foreign currency gains associated with the underlying net liabilities.

14.    Fair Value Measurements
The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. For our Level 2 short-term investments, we consider factors such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, obtained from quoted market prices and independent pricing vendors, to determine the fair value of these assets and liabilities.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$567,656	$519,957	$570,339	$519,803
Revolving credit facilities and term loans (Level 2)	575,898	567,814	647,557	634,543
Total debt	$1,143,554	$1,087,771	$1,217,896	$1,154,346
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

16.    Restructuring and Other Exit Activities
As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The table below summarizes our exit activities associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” consists of translation adjustments.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Japan Consolidation Activities
During the three months ended March 31, 2021, we recorded restructuring charges of $1.9 million associated with our Japan factory consolidation efforts. We recorded these charges to selling, general and administrative expenses within the Consolidated Statements of Income. All amounts accrued at March 31, 2021 are classified as current liabilities. We expect to complete these restructuring actions in the second quarter of 2021.

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2020	$4,365	$1,759	$219	$6,343
Charges	1,198	385	317	1,900
Cash Payments	(3,257)	(1,928)	(522)	(5,707)
Non-cash Amounts	1	(1)	—	—
Accrual at March 31, 2021	$2,307	$215	$14	$2,536

Total cumulative charges incurred to date	$15,376	$8,643	$3,840	$27,859
Estimated additional charges to be incurred	1,000	—	—	1,000

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2019	$2,196	$271	$174	$2,641
Charges	1,310	30	579	1,919
Cash Payments	(2,482)	(300)	(660)	(3,442)
Non-cash Amounts	(12)	(1)	(2)	(15)
Accrual at March 31, 2020	$1,012	$—	$91	$1,103
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
The full potential effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the ultimate impact that the Covid-19 pandemic will have on the global economy and our business, results of operations and financial condition. See Part II, Item 1A, including, “The Covid-19 Outbreak Has Impacted and May Continue to Impact the Supply Chain and Consumer Demand for Our Customers’ Products and Services, Which May Adversely Affect Our Business, Results of Operations, and Financial Condition” and “Dependence on the Highly Cyclical Semiconductor Industry - Our Packaging and Test Services Are Used in Volatile Industries and Industry Downturns, and Declines in Global Economic and Financial Conditions Could Harm Our Performance.”
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of March 31, 2021, we had cash and cash equivalents and short-term investments of $650.3 million and $163.7 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Summary
Our net sales increased $173.5 million or 15.1% to $1,326.2 million for the three months ended March 31, 2021 from $1,152.6 million for the three months ended March 31, 2020. The increase was generally attributable to higher sales in the communications, computing and automotive and industrial end markets.
Gross margin for the three months ended March 31, 2021 increased to 20.0% from 16.4% for the three months ended March 31, 2020. The increase in gross margin was primarily due to the increase in net sales and improved factory utilization as well as a change in the mix of products sold toward products with a lower material content, partially offset by unfavorable changes in foreign currency exchange rates.
Our capital expenditures totaled $110.4 million for the three months ended March 31, 2021, compared to $55.9 million for the three months ended March 31, 2020. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $176.8 million for the three months ended March 31, 2021, compared to $96.6 million for the three months ended March 31, 2020. This increase was primarily due to higher net sales, higher operating profit, and changes in working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Materials	43.2%	45.3%
Labor	13.8%	14.2%
Other manufacturing costs	23.0%	24.1%
Gross margin	20.0%	16.4%
Operating income	10.9%	7.3%
Net income attributable to Amkor	9.0%	5.5%

Net Sales

	For the Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Net sales	$1,326,150	$1,152,616	$173,534	15.1%
The increase in net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to higher sales in the communications, computing and automotive and industrial end markets. The increase in the communications end market was driven primarily by the further adoption of 5G smartphones. The automotive and industrial market recovered during the latest quarter from the weakened demand relating to the Covid-19 pandemic in the prior year.

Gross Margin

	For the Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Gross profit	$265,534	$188,908	$76,626
Gross margin	20.0%	16.4%	3.6%
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
Gross margin increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the increase in net sales and improved factory utilization as well as a change in the mix of products sold toward products with a lower material content, partially offset by unfavorable changes in foreign currency exchange rates.
Selling, General and Administrative

	For the Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Selling, general and administrative	$76,768	$72,582	$4,186	5.8%
Selling, general and administrative expenses for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to increased employee compensation costs and professional fees.
Research and Development

	For the Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Research and development	$44,318	$32,253	$12,065	37.4%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 due to new development projects in advanced technologies, primarily advanced System-in-Package modules.
Other Income and Expense

	For the Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Interest expense	$12,673	$17,045	$(4,372)	(25.6)%
Interest income	(279)	(2,258)	1,979	(87.6)%
Foreign currency (gain) loss, net	619	(229)	848	>(100)%
Loss on debt retirement	—	428	(428)	(100.0)%
Other (income) expense, net	(251)	(256)	5	(2.0)%
Total other expense, net	$12,762	$14,730	$(1,968)	(13.4)%

Interest expense decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the overall decrease in our outstanding debt.
Interest income decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower interest rates in the overall market.
Income Tax Expense

	For the Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Income tax expense	$11,667	$4,846	$6,821
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the increase in income before tax.
During the three months ended March 31, 2021 and 2020, our subsidiaries in Korea, the Philippines and Singapore operated under various tax holidays. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

Liquidity
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments, stock repurchases, debt service requirements and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents, short-term investments and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditures, dividend payments, debt service and other financial requirements for at least the next twelve months.
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
As of March 31, 2021, we had cash and cash equivalents and short-term investments of $814.0 million. Included in our cash and short-term investments balances as of March 31, 2021, is $664.8 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Cuts and Jobs Act (“Tax Act”), distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under this program, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the three months ended March 31, 2021 and 2020, we sold accounts receivable totaling $106.3 million and $170.5 million, net of discounts and fees of $0.2 million and $1.0 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The borrowing base under our $250.0 million first lien senior secured revolving credit facility entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (the “Singapore Revolver”), is limited to the amount of eligible accounts receivable. As of March 31, 2021, we had availability of $250.0 million and no outstanding standby letters of credit. As of March 31, 2021, our foreign subsidiaries had $316.0 million available to be drawn under revolving credit facilities, including the Singapore Revolver, and $62.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.
As of March 31, 2021, we had $1.1 billion of debt. Our scheduled principal repayments on debt include $103.2 million due over the remainder of 2021, $131.2 million due in 2022, $163.0 million due in 2023, $120.3 million due in 2024, $26.0 million due in 2025, and $553.3 million due thereafter. We were in compliance with all debt covenants at March 31, 2021, and we expect to remain in compliance with these covenants for at least the next twelve months.
Certain of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by our covenant compliance and on calculations based upon cumulative net income or, in the case of our Singapore Revolver, borrowing availability and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and Amkor Technology Singapore Holding Pte, Ltd. also guarantee certain debt of our subsidiaries.
In order to reduce our debt and future cash interest payments, we may from time to time repurchase or redeem our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise and would be subject to the terms of our indentures and other debt agreements, market conditions and other factors.
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of March 31, 2021, the severance liability was $95.1 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require the company to fund the converted portion of the liability.
In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. We paid a quarterly dividend of $0.04 per share representing a dividend payment of $9.7 million in the aggregate, on March 15, 2021 to stockholders of record as of February 23, 2021. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. At March 31, 2021, approximately $91.6 million was available to repurchase common stock pursuant to the stock repurchase program. The purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the program since 2012.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2021 capital expenditures to be approximately $700 million. During the three months ended March 31, 2021, our capital expenditures totaled $110.4 million. Ultimately, the amount of our 2021 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2021 and 2020, was as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating activities	$176,788	$96,589
Investing activities	(164,372)	(104,592)
Financing activities	(49,444)	55,095
Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2021 increased by $80.2 million compared to the three months ended March 31, 2020, primarily due to higher net sales, higher operating profit, and changes in working capital.
Investing activities:   Our cash flow used in investing activities for the three months ended March 31, 2021 increased by $59.8 million compared to the three months ended March 31, 2020, primarily due to increases in purchases of property, plant, and equipment, purchases of investments and net payments on foreign exchange forward contracts, partially offset by proceeds from sales and maturities of investments. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the three months ended March 31, 2021 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends. The net cash provided by financing activities for the three months ended March 31, 2020 was primarily due to the draw downs of our Singapore and Taiwan revolvers, partially offset by net repayment of debt in Korea.
We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less payments for property, plant and equipment, plus proceeds from the sale of and insurance recovery for property, plant and equipment, if applicable. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt, our ability to fund capital expenditures and our ability to pay dividends and the amount of dividends to be paid. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$176,788	$96,589
Payments for property, plant and equipment	(110,351)	(55,888)
Proceeds from sale of and insurance recovery for property, plant and equipment	547	1,887
Free cash flow	$66,984	$42,588

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2021 - Remaining	2022	2023	2024	2025	Thereafter
	(In thousands)
Total debt	$1,096,897	$103,162	$131,151	$163,011	$120,313	$25,975	$553,285
Scheduled interest payment obligations (1)	250,552	24,034	42,098	39,464	37,241	36,231	71,484
Purchase obligations (2)	476,447	440,593	13,202	13,025	4,678	1,907	3,042
Operating lease obligations (3)	139,700	43,423	41,553	20,284	9,790	7,639	17,011
Finance lease obligations (3)	24,107	9,922	6,396	3,787	1,038	969	1,995
Severance obligations (4)	95,124	8,128	9,453	8,403	7,469	6,652	55,019
Total contractual obligations	$2,082,827	$629,262	$243,853	$247,974	$180,529	$79,373	$701,836
(1)Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2021, for variable rate debt.
(2)Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at March 31, 2021.
(3)Represents future minimum lease payments including interest payments.
(4)Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2021 include:
•$61.5 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.
•$30.0 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contingencies, Indemnifications and Guarantees
We refer you to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.

Critical Accounting Policies
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies as reported in our 2020 Annual Report on Form 10-K.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2021 would have been approximately $8 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2021, approximately 80% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen. For the three months ended March 31, 2021, approximately 45% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2021 would have been approximately $29 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $11.4 million for the three months ended March 31, 2021 and a gain of $0.5 million for the three months ended March 31, 2020, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2021:

	2021 - Remaining	2022	2023	2024	2025	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$97,549	$129,151	$111,537	$76,313	$25,975	$553,285	$993,810	$1,039,369
Average interest rate	1.3%	1.4%	1.4%	1.5%	1.8%	6.5%	4.2%
Variable rate debt	$5,613	$2,000	$51,474	$44,000	$—	$—	$103,087	$104,185
Average interest rate	0.7%	1.3%	2.4%	1.3%	—%	—%	1.8%
Total debt maturities	$103,162	$131,151	$163,011	$120,313	$25,975	$553,285	$1,096,897	$1,143,554
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Note 17 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•any changes in tax laws, taxing authorities not agreeing with our interpretation of applicable tax laws, including whether we continue to qualify for tax holidays, or any requirements to establish or adjust valuation allowances on deferred tax assets;
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
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, automotive, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, the Covid-19 pandemic disrupted demand in the automotive end market in 2020, and during 2019 there was weakness in the general market and an inventory correction in the smartphone market.

In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could adversely affect our business. The Covid-19 pandemic and the effects of governmental initiatives to control the pandemic have adversely affected and may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our services and our operating results. Although the magnitude of any potential future impact of the Covid-19 pandemic on our business and operations remains uncertain, the continued spread, new variants or potential re-emergence of Covid-19 or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions may adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. It is difficult to predict the timing, strength or duration of any economic slowdown caused by the Covid-19 pandemic, or which end markets will experience a slowdown, or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.
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
•changes in average selling prices, which can occur quickly due to the absence of long-term agreements on price;
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
•political instability and government shutdowns, civil disturbances or international events;
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
Dependence on Materials and Equipment Suppliers - Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely.
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and have a negative impact on our business. The actions that government authorities and businesses worldwide have taken in response to Covid-19 have resulted in, to date, limited business disruption, including delays in shipments of equipment, supplies and other materials. To the extent the impact of Covid-19 continues or worsens, we may have greater difficulty obtaining the equipment, supplies and other materials necessary for performance of our services. Furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have significantly and adversely affected the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs that reduce the material content and cost, such as the use of shorter, thinner gold wire and migration to copper wire. However, we typically do not have long-term contracts that permit us to impose price adjustments, and market conditions may limit our ability to do so. Significant price increases may adversely impact our gross margin in future periods to the extent we are unable to pass along past or future commodity price increases to our customers.
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $95.1 million as of March 31, 2021. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. From time to time, we may offer some or all of the covered employees the option to convert from the severance plan to the defined contribution plan, which could impact the timing of future payments, reducing our cash flow and negatively affecting our financial condition. As recently as October 2020, some employees accepted our offer to convert their Korean severance plan participation to a defined contribution plan.
Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence the Outcome of All Matters Requiring Stockholder Approval.
As of March 31, 2021, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Ms. Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.9 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.5 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.
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
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
We have a significant amount of indebtedness, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2021, our total debt balance was $1.1 billion, of which $135.4 million was classified as a current liability and $436.1 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.
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
We May Have Difficulty Funding Liquidity Needs.
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments, stock repurchases, debt service requirements and other funding needs. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure and other investment levels, other uses of our cash including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and our ability to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings.
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
The demand for our services from each customer is directly dependent upon that customer’s financial health, level of business activity and purchasing decisions, the quality and price of our services, our cycle time and delivery performance, the customer’s qualification of additional competitors on products we package or test and a number of other factors. Each of these factors could vary significantly from time to time resulting in the loss or reduction of customer orders, and we cannot be sure that our key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods.
For example, as seen in the automotive end market, the Covid-19 pandemic and restrictions imposed by governmental authorities to mitigate the spread of Covid-19 in our customers’ end markets may decrease demand for our customers’ products and services, thereby adversely impacting their demand for our services.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to: damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, telecommunication failures, user errors, malfeasance or catastrophic events. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information or disruptions to our operations. While we have not experienced a material information security breach in the past, we cannot be sure that such a breach will not occur in the future. The IT systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we are integrating our Japan operations’ information technology systems with our existing systems and processes, and such integration has inherent risks to existing operations. In addition, in May 2017, we completed our acquisition of Nanium and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	50,505	23.05	—	91,586,032
March 1 - March 31	6,365	24.71	—	91,586,032
Total	56,870	23.24	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share based compensation.
(b)Our Board of Directors previously authorized the repurchase of up to $300.0 million of our common stock, $150.0 million was approved in August 2011 and $150.0 million was approved in February 2012, exclusive of any fees, commissions or other expenses. Pursuant to the stock repurchase programs, we made no common stock purchases for the three months ended March 31, 2021, and at March 31, 2021, approximately $91.6 million was available for repurchase.

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

Date: April 30, 2021