Form 10-Q
period 2021-06-30
AMKOR TECHNOLOGY, INC.
filed 2021-07-30
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 23, 2021 was 244,343,710.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2021 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations and financial results, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with our covenants, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (19) projects to install or integrate new information technology systems or upgrade our existing systems and (20) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2020 Form 10-K, and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update such information, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$1,406,535	$1,172,909	$2,732,685	$2,325,525
Cost of sales	1,133,715	980,589	2,194,331	1,944,297
Gross profit	272,820	192,320	538,354	381,228
Selling, general and administrative	74,189	74,260	150,957	146,842
Research and development	43,516	31,536	87,834	63,789
Total operating expenses	117,705	105,796	238,791	210,631
Operating income	155,115	86,524	299,563	170,597
Interest expense	12,764	16,012	25,437	33,057
Other (income) expense, net	(96)	1,467	(7)	(848)
Total other expense, net	12,668	17,479	25,430	32,209
Income before taxes	142,447	69,045	274,133	138,388
Income tax expense	15,989	12,905	27,656	17,751
Net income	126,458	56,140	246,477	120,637
Net income attributable to non-controlling interests	(652)	(716)	(862)	(1,324)
Net income attributable to Amkor	$125,806	$55,424	$245,615	$119,313

Net income attributable to Amkor per common share:
Basic	$0.52	$0.23	$1.01	$0.50
Diluted	$0.51	$0.23	$1.00	$0.49

Shares used in computing per common share amounts:
Basic	243,863	241,098	243,566	241,009
Diluted	245,551	241,410	245,372	241,345
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$126,458	$56,140	$246,477	$120,637
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(14)	251	(46)	358
Adjustments to unrealized components of defined benefit pension plans	26	11	51	23
Foreign currency translation	278	(699)	(11,162)	(224)
Total other comprehensive income (loss)	290	(437)	(11,157)	157
Comprehensive income	126,748	55,703	235,320	120,794
Comprehensive income attributable to non-controlling interests	(652)	(716)	(862)	(1,324)
Comprehensive income attributable to Amkor	$126,096	$54,987	$234,458	$119,470
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$724,785	$698,002
Restricted cash	937	1,007
Short-term investments (amortized cost of $160,972 and $133,744 in 2021 and 2020, respectively)	160,941	133,769
Accounts receivable, net of allowances	1,064,586	962,643
Inventories	374,109	297,293
Other current assets	45,684	40,218
Total current assets	2,371,042	2,132,932
Property, plant and equipment, net	2,873,570	2,566,002
Operating lease right of use assets	144,529	147,236
Goodwill	25,392	27,325
Restricted cash	3,498	3,188
Other assets	149,748	145,628
Total assets	$5,567,779	$5,022,311
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$134,912	$149,007
Trade accounts payable	710,326	636,434
Capital expenditures payable	460,413	181,339
Accrued expenses	374,002	349,207
Total current liabilities	1,679,653	1,315,987
Long-term debt	916,407	1,005,339
Pension and severance obligations	146,737	159,610
Long-term operating lease liabilities	78,492	84,420
Other non-current liabilities	163,420	102,996
Total liabilities	2,984,709	2,668,352
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 290,115 and 288,923 shares issued; and 243,964 and 242,829 shares outstanding in 2021 and 2020, respectively	290	289
Additional paid-in capital	1,968,339	1,953,378
Retained earnings	788,567	562,502
Accumulated other comprehensive income (loss)	16,113	27,270
Treasury stock, at cost, 46,151 and 46,094 shares in 2021 and 2020, respectively	(219,061)	(217,740)
Total Amkor stockholders’ equity	2,554,248	2,325,699
Non-controlling interests in subsidiaries	28,822	28,260
Total equity	2,583,070	2,353,959
Total liabilities and equity	$5,567,779	$5,022,311
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2021	289,865	$290	$1,964,331	$672,534	$15,823	(46,151)	$(219,061)	$2,433,917	$28,320	$2,462,237
Net income	—	—	—	125,806	—	—	—	125,806	652	126,458
Other comprehensive income (loss)	—	—	—	—	290	—	—	290	—	290
Issuance of stock through share-based compensation plans	250	—	1,462	—	—	—	—	1,462	—	1,462
Share-based compensation	—	—	2,546	—	—	—	—	2,546	—	2,546
Cash dividends declared ($0.04 per common share)	—	—	—	(9,773)	—	—	—	(9,773)	—	(9,773)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(150)	(150)
Balance at June 30, 2021	290,115	$290	$1,968,339	$788,567	$16,113	(46,151)	$(219,061)	$2,554,248	$28,822	$2,583,070

Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	245,615	—	—	—	245,615	862	246,477
Other comprehensive income (loss)	—	—	—	—	(11,157)	—	—	(11,157)	—	(11,157)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,321)	(1,321)	—	(1,321)
Issuance of stock through share-based compensation plans	1,192	1	10,023	—	—	—	—	10,024	—	10,024
Share-based compensation	—	—	4,938	—	—	—	—	4,938	—	4,938
Cash dividends declared ($0.08 per common share)	—	—	—	(19,550)	—	—	—	(19,550)	—	(19,550)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at June 30, 2021	290,115	$290	$1,968,339	$788,567	$16,113	(46,151)	$(219,061)	$2,554,248	$28,822	$2,583,070

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2020	287,093	$287	$1,931,088	$297,966	$19,709	(46,077)	$(217,533)	$2,031,517	$27,108	$2,058,625
Net income	—	—	—	55,424	—	—	—	55,424	716	56,140
Other comprehensive income (loss)	—	—	—	—	(437)	—	—	(437)	—	(437)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(6)	(59)	(59)	—	(59)
Issuance of stock through share-based compensation plans	226	—	1,222	—	—	—	—	1,222	—	1,222
Share-based compensation	—	—	1,737	—	—	—	—	1,737	—	1,737
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at June 30, 2020	287,319	$287	$1,934,047	$353,390	$19,272	(46,083)	$(217,592)	$2,089,404	$27,524	$2,116,928

Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income	—	—	—	119,313	—	—	—	119,313	1,324	120,637
Other comprehensive income (loss)	—	—	—	—	157	—	—	157	—	157
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(11)	(113)	(113)	—	(113)
Issuance of stock through share-based compensation plans	442	—	2,741	—	—	—	—	2,741	—	2,741
Share-based compensation	—	—	3,567	—	—	—	—	3,567	—	3,567
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at June 30, 2020	287,319	$287	$1,934,047	$353,390	$19,272	(46,083)	$(217,592)	$2,089,404	$27,524	$2,116,928
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$246,477	$120,637
Depreciation and amortization	274,991	248,036
Other operating activities and non-cash items	305	10,151
Changes in assets and liabilities	(65,442)	(136,422)
Net cash provided by operating activities	456,331	242,402
Cash flows from investing activities:
Payments for property, plant and equipment	(273,617)	(134,340)
Proceeds from sale of property, plant and equipment	2,249	2,389
Proceeds from foreign exchange forward contracts	10,553	11,557
Payments for foreign exchange forward contracts	(37,972)	(10,595)
Payments for short-term investments	(173,307)	(325,632)
Proceeds from sale of short-term investments	45,396	8,593
Proceeds from maturities of short-term investments	103,116	13,072
Other investing activities	2,087	(157)
Net cash used in investing activities	(321,495)	(435,113)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	282,000
Payments of revolving credit facilities	—	(216,000)
Proceeds from short-term debt	3,679	62,495
Payments of short-term debt	(10,431)	(66,609)
Proceeds from issuance of long-term debt	120,992	225,985
Payments of long-term debt	(184,212)	(201,425)
Payments of finance lease obligations	(6,633)	(4,876)
Payments of dividends	(29,221)	—
Other financing activities	8,287	972
Net cash (used in) provided by financing activities	(97,539)	82,542
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10,274)	(1,177)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,023	(111,346)
Cash, cash equivalents and restricted cash, beginning of period	702,197	898,532
Cash, cash equivalents and restricted cash, end of period	$729,220	$787,186
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$460,451	$259,520
Right of use assets acquired through finance lease liabilities	40,734	1,853
Right of use assets acquired through operating lease liabilities	24,194	17,293
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited, pursuant to the rules and regulations of the SEC. The December 31, 2020 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2020 Form 10-K. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates. The Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments, as a result of, for example, the impact of the Covid-19 pandemic and any worsening of the global business and economic environment.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of June 30, 2021 and December 31, 2020 were $224.9 million and $146.8 million, respectively.
Contract Liability. Contract liabilities were $113.8 million and $51.6 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the short-term portion of the liability was $56.0 million and $30.3 million, respectively. Revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the contract liability balance at the beginning of the period was $15.8 million and $9.2 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group. Beginning in 2021, we are reporting memory net sales in advanced products. Previously, memory net sales were reported in mainstream products. Prior year amounts were reclassified to conform to current year presentation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Advanced products (1)	$979,668	$834,474	$1,900,323	$1,629,252
Mainstream products (2)	426,867	338,435	832,362	696,273
Total net sales	$1,406,535	$1,172,909	$2,732,685	$2,325,525
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Communications (handheld devices, smartphones, tablets)	40%	38%	40%	38%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	22%	27%	21%	25%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	22%	19%	22%	21%
Computing (data center, infrastructure, PC/laptop, storage)	16%	16%	17%	16%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest income	$(230)	$(1,701)	$(509)	$(3,959)
Foreign currency (gain) loss, net	681	3,461	1,300	3,232
Loss on debt retirement	—	—	—	428
Other	(547)	(293)	(798)	(549)
Other (income) expense, net	$(96)	$1,467	$(7)	$(848)

4.    Income Taxes
Income tax expense of $27.7 million for the six months ended June 30, 2021 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $32.6 million at December 31, 2020 to $30.6 million as of June 30, 2021, primarily due to the lapse of statutes of limitations and settlement of examinations offset by increases related to income attribution. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2011-2020. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of the examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may be required to make tax assessment payments to proceed with the administrative appeal process.

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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$125,806	$55,424	$245,615	$119,313

Weighted-average number of common shares outstanding - basic	243,863	241,098	243,566	241,009
Effect of dilutive securities:
Share-based awards	1,688	312	1,806	336
Weighted-average number of common shares outstanding - diluted	245,551	241,410	245,372	241,345
Net income attributable to Amkor per common share:
Basic	$0.52	$0.23	$1.01	$0.50
Diluted	0.51	0.23	1.00	0.49
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Share-based awards	87	4,260	97	4,260

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(98)	—	(11,162)	(11,260)
Amounts reclassified from accumulated other comprehensive income (loss)	52	51	—	103
Other comprehensive income (loss)	(46)	51	(11,162)	(11,157)
Accumulated other comprehensive income (loss) at June 30, 2021	$(25)	$(4,167)	$20,305	$16,113

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2019	$—	$(4,820)	$23,935	$19,115
Other comprehensive income (loss) before reclassifications	369	—	(224)	$145
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	23	—	$12
Other comprehensive income (loss)	358	23	(224)	157
Accumulated other comprehensive income (loss) at June 30, 2020	$358	$(4,797)	$23,711	$19,272
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of June 30, 2021 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	June 30, 2021
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$247	$—	$—	$247	$—	$247
Certificate of deposits	1,804	—	—	1,804	1,804	—
Commercial paper	13,648	—	—	13,648	—	13,648
Corporate bonds	9,238	—	(2)	9,236	—	9,236
Money market funds	152,244	—	—	152,244	152,244	—
Municipal bonds	3,275	—	—	3,275	—	3,275
Total cash equivalents	180,456	—	(2)	180,454	154,048	26,406
Short-term investments
Asset-backed securities	21,757	5	(4)	21,758	—	21,758
Certificate of deposits	15,797	—	—	15,797	15,797	—
Commercial paper	19,004	—	—	19,004	—	19,004
Corporate bonds	57,131	1	(40)	57,092	—	57,092
Municipal bonds	26,589	10	(3)	26,596	—	26,596
U.S. government bonds	15,067	1	(1)	15,067	15,067	—
Variable rate demand notes	750	—	—	750	—	750
Total short-term investments	156,095	17	(48)	156,064	30,864	125,200
Total	$336,551	$17	$(50)	$336,518	$184,912	$151,606

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
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of June 30, 2021:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$300,667	$300,653
After 1 year through 5 years	33,584	33,565
After 5 years through 10 years	798	798
After 10 years	1,502	1,502
Total	$336,551	$336,518
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties. We view our available-for-sale debt investments as available for current operations.
As of June 30, 2021, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.9 million. As of December 31, 2020, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2021, we sold receivables totaling $105.6 million and $211.9 million, net of discounts and fees of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2020, we sold receivables totaling $94.0 million and $264.5 million, net of discounts and fees of $0.6 million and $1.6 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Land	$219,127	$221,304
Buildings and improvements	1,639,368	1,625,355
Machinery and equipment	6,109,777	5,736,797
Finance lease assets	81,582	40,856
Software and computer equipment	230,312	231,171
Furniture, fixtures and other equipment	20,829	20,774
Construction in progress	125,194	48,602
Total property, plant and equipment	8,426,189	7,924,859
Accumulated depreciation and amortization	(5,552,619)	(5,358,857)
Total property, plant and equipment, net	$2,873,570	$2,566,002

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation expense	$139,445	$124,224	$274,677	$247,725

10.    Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Payroll and benefits	$122,533	$143,383
Deferred revenue and customer advances	55,992	30,269
Short-term operating lease liabilities	52,772	49,748
Income taxes payable	38,656	26,602
Short-term finance lease liabilities	22,065	12,634
Accrued severance plan obligations	11,198	10,837
Accrued interest	10,755	10,767
Other accrued expenses	60,031	64,967
Total accrued expenses	$374,002	$349,207

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	June 30, 2021	December 31, 2020
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Other	—	2,039
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, applicable bank rate plus 1.11% (1)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	49,721	51,541
Term loan, fixed rate at 1.85%, due April 2024 (2)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028	50,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (3)	1,818	6,663
Term loan, fixed rate at 0.86%, due June 2022	9,000	14,528
Term loan, fixed rate at 0.60%, due July 2022	2,250	3,390
Term loan, fixed rate at 1.30%, due July 2023	105,301	138,499
Term loan, fixed rate at 1.35%, due December 2024	179,552	220,823
Term loan, fixed rate at 1.20%, due December 2025	88,291	105,569
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	—	28,000
Term loan, LIBOR plus 1.40%, due March 2022	—	18,250
Term loans, LIBOR plus 1.10%, due March 2024 (4)	49,000	—
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (5)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (6)	—	—
	1,059,933	1,164,302
Less: Unamortized discount and deferred debt costs, net	(8,614)	(9,956)
Less: Short-term borrowings and current portion of long-term debt	(134,912)	(149,007)
Long-term debt	$916,407	$1,005,339
(1)In October 2020, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity or six months after draw of funds, whichever is sooner, and interest is payable monthly in arrears. As of June 30, 2021, $30.0 million was available to be drawn.
(2)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. During the six months ended June 30, 2021, we borrowed $71.0 million, which we immediately repaid. As of June 30, 2021, ₩80.0 billion, or approximately $71 million, was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of June 30, 2021 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.30% (weighted average of 0.38% as of June 30, 2021). As of June 30, 2021, $9.0 million was available to be drawn.
(4)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. We immediately borrowed $50.0 million to repay the term loans due March 2022. Interest is payable quarterly at an annual base rate equal to the London Interbank Offered Rate, as administered by the International Exchange Benchmark Administration (“LIBOR”), plus 1.10% (weighted average of 1.24% as of June 30, 2021).
(5)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte, Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. (the “Singapore Revolver”). The availability for our future borrowings under the Singapore Revolver is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75%. As of June 30, 2021, $250.0 million was available for future borrowings under the Singapore Revolver.
(6)In December 2019, our subsidiary, Amkor Technology Taiwan, Ltd., entered into a $56.0 million borrowing arrangement. This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. As of June 30, 2021, $36.0 million was available for future borrowings under such credit facility.
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
We were in compliance with all debt covenants at June 30, 2021.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Service cost	$6,748	$7,545	$13,535	$15,081
Interest cost	1,241	1,246	2,483	2,493
Expected return on plan assets	(1,434)	(1,381)	(2,863)	(2,755)
Recognized actuarial loss	33	14	64	28
Net periodic pension cost	$6,588	$7,424	$13,219	$14,847
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Defined contribution expense	$5,239	$3,725	$11,996	$8,541

13.    Derivatives

We use foreign currency forward contracts to mitigate foreign currency risk of certain assets and monetary liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.

As of June 30, 2021 and December 31, 2020, our foreign exchange forward contracts consisted of the following:

	June 30, 2021			December 31, 2020
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese Yen	$341,722	$(1,355)	Accrued expenses	$465,192	$1,279	Other current assets
Korean Won	209,436	599	Other current assets	161,612	190	Other current assets
Philippine Peso	10,495	(50)	Accrued expenses	10,974	(7)	Accrued expenses
Total forward contracts	$561,653	$(806)		$637,778	$1,462

For the three and six months ended June 30, 2021, the derivatives resulted in a net loss of $0.9 million and $35.8 million, respectively. For the three and six months ended June 30, 2020, the derivatives resulted in a net loss of $0.1 million and

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$1.3 million, respectively. The loss for the six months ended June 30, 2021 was fully offset by the foreign currency gains associated with the underlying net liabilities.

14.    Fair Value Measurements
The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. For our Level 2 short-term investments, we consider factors such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data obtained from quoted market prices and independent pricing vendors to determine the fair value of these assets and liabilities.
The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable and certain other current assets and accrued expenses, approximate carrying values because of their short-term nature. The carrying value of certain other non-current assets and liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include restricted cash money market funds and short-term investments, including investments classified as cash equivalents. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits.
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
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$566,633	$520,114	$570,339	$519,803
Revolving credit facilities and term loans (Level 2)	540,510	531,205	647,557	634,543
Total debt	$1,107,143	$1,051,319	$1,217,896	$1,154,346
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
Lease Commitments
As of June 30, 2021, we have entered into additional lease agreements that have not yet commenced of approximately $45 million.

16.    Restructuring and Other Exit Activities
As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs. The table below summarizes our exit activities associated with these efforts. “Charges” represents the initial charge related to the exit activity. “Cash Payments” consists of the utilization of “Charges.” “Non-cash Amounts” consists of asset impairment and translation adjustments.
Japan Consolidation Activities
During the three and six months ended June 30, 2021, we recorded restructuring charges of $1.0 million and $2.9 million, respectively, associated with our Japan factory consolidation efforts. During the three and six months ended June 30, 2020, we recorded restructuring charges of $1.9 million and $3.8 million, respectively, for the same consolidation efforts. We recorded these charges to selling, general and administrative expenses within the Consolidated Statements of Income. We completed these restructuring actions in the second quarter of 2021. All remaining amounts accrued at June 30, 2021 are classified as current liabilities.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2020	$4,365	$1,759	$219	$6,343
Charges	2,077	496	360	2,933
Cash Payments	(5,627)	(2,217)	(577)	(8,421)
Non-cash Amounts	(709)	(2)	(1)	(712)
Accrual at June 30, 2021	$106	$36	$1	$143

Total cumulative charges incurred to date	$16,255	$8,754	$3,884	$28,893
Estimated additional charges to be incurred	—	—	—	—

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2019	$2,196	$271	$174	$2,641
Charges	2,524	280	971	3,775
Cash Payments	(3,262)	(485)	(1,111)	(4,858)
Non-cash Amounts	(11)	—	(3)	(14)
Accrual at June 30, 2020	$1,447	$66	$31	$1,544
(1)Facility costs primarily consist of equipment relocation costs directly resulting from restructuring activities.
(2)Other exit costs primarily consist of employee relocation and training costs directly resulting from restructuring activities.

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
We typically look for opportunities in the advanced packaging and test area where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. In addition, we are seeking to add new customers and to deepen our engagement with existing customers. This includes an expanded emphasis on the automotive and industrial end market where semiconductor content continues to grow and in the analog area for our mainstream wirebond technologies.
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
The full potential effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the ultimate impact that the Covid-19 pandemic will have on the global economy and our business, results of operations and financial condition. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part II, Item 1A.
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of June 30, 2021, we had cash and cash equivalents and short-term investments of $724.8 million and $160.9 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.

Financial Summary
Our net sales increased $233.6 million, or 19.9%, to $1,406.5 million for the three months ended June 30, 2021, compared to $1,172.9 million for the three months ended June 30, 2020. The increase was generally attributable to higher sales in the communications, computing and automotive and industrial end markets, partially offset by decreased sales in the consumer end market.
Gross margin for the three months ended June 30, 2021 increased to 19.4%, compared to 16.4% for the three months ended June 30, 2020. The increase in gross margin was primarily due to the increase in net sales and improved factory utilization, partially offset by unfavorable changes in foreign currency exchange rates.
Our capital expenditures totaled $273.6 million for the six months ended June 30, 2021, compared to $134.3 million for the six months ended June 30, 2020. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $456.3 million for the six months ended June 30, 2021, compared to $242.4 million for the six months ended June 30, 2020. This increase was primarily due to higher net sales, higher operating profit, increase in contract liabilities due to customer advanced payments and changes in working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	44.7%	45.2%	44.0%	45.3%
Labor	13.1%	13.9%	13.4%	14.0%
Other manufacturing costs	22.8%	24.5%	22.9%	24.3%
Gross margin	19.4%	16.4%	19.7%	16.4%
Operating income	11.0%	7.4%	11.0%	7.3%
Net income attributable to Amkor	8.9%	4.7%	9.0%	5.1%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Net sales	$1,406,535	$1,172,909	$233,626	19.9%	$2,732,685	$2,325,525	$407,160	17.5%
The increase in net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to higher sales in the communications, computing and automotive and industrial end markets, partially offset by decreased sales in the consumer end market. The increase in sales in the communications end market was driven primarily by the further adoption of 5G smartphones. The automotive and industrial end market recovered in the current year from weakened demand relating to the Covid-19 pandemic in the prior year.

Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In thousands, except percentages)
Gross profit	$272,820	$192,320	$80,500	$538,354	$381,228	$157,126
Gross margin	19.4%	16.4%	3.0%	19.7%	16.4%	3.3%
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
Gross margin increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to the increase in net sales and improved factory utilization, partially offset by unfavorable changes in foreign currency exchange rates.
Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Selling, general and administrative	$74,189	$74,260	$(71)	(0.1)%	$150,957	$146,842	$4,115	2.8%
Selling, general and administrative expenses for the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020, primarily due to increased employee compensation costs and professional fees.
Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Research and development	$43,516	$31,536	$11,980	38.0%	$87,834	$63,789	$24,045	37.7%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and six months ended June 30, 2021 increased compared to the three and six months ended June 30, 2020 due to new development projects in advanced technologies, primarily advanced System-in-Package (“SiP”) modules.

Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Interest expense	$12,764	$16,012	$(3,248)	(20.3)%	$25,437	$33,057	$(7,620)	(23.1)%
Interest income	(230)	(1,701)	1,471	(86.5)%	(509)	(3,959)	3,450	(87.1)%
Foreign currency (gain) loss, net	681	3,461	(2,780)	(80.3)%	1,300	3,232	(1,932)	(59.8)%
Loss on debt retirement	—	—	—	—%	—	428	(428)	(100.0)%
Other (income) expense, net	(547)	(293)	(254)	86.7%	(798)	(549)	(249)	45.4%
Total other expense, net	$12,668	$17,479	$(4,811)	(27.5)%	$25,430	$32,209	$(6,779)	(21.0)%
Interest expense decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to the overall decrease in our outstanding debt.
Interest income decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to lower interest rates in the overall market.
The changes in foreign currency (gain) loss, net for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.
Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In thousands)
Income tax expense	$15,989	$12,905	$3,084	$27,656	$17,751	$9,905
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to the increase in income before tax.
During the six months ended June 30, 2021 and 2020, our subsidiaries in Korea, the Philippines and Singapore operated under various tax holidays. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any dividends and purchases of stock under any stock repurchase program, any acquisitions, joint ventures or other investments and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds from debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 7 and Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information on our investments and borrowings, respectively.
As of June 30, 2021, we had cash and cash equivalents and short-term investments of $885.7 million. Included in our cash and short-term investments balances as of June 30, 2021, is $713.1 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. Due to the changes in the U.S. tax law under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, we may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the six months ended June 30, 2021 and 2020, we sold accounts receivable totaling $211.9 million and $264.5 million, net of discounts and fees of $0.6 million and $1.6 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The borrowing base under the Singapore Revolver is limited to the amount of eligible accounts receivable. As of June 30, 2021, we had availability of $250.0 million and no outstanding standby letters of credit. As of June 30, 2021, our foreign subsidiaries had $316.0 million available for future borrowings under revolving credit facilities, including the Singapore Revolver, and $80.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.
As of June 30, 2021, we had $1.1 billion of debt. Our scheduled principal repayments on debt include $67.1 million due over the remainder of 2021, $130.7 million due in 2022, $162.9 million due in 2023, $120.1 million due in 2024, $25.9 million due in 2025 and $553.3 million due thereafter. We were in compliance with all debt covenants at June 30, 2021, and we expect to remain in compliance with these covenants for at least the next twelve months.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of June 30, 2021, the severance liability was $94.7 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require the company to fund the converted portion of the liability.

In October 2020, the board of directors of Amkor Technology, Inc. (our “Board of Directors”) approved the initiation of a regular quarterly cash dividend of $0.04 per share on our common stock. During the six months ended June 30, 2021, we paid total quarterly cash dividends of $29.2 million. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At June 30, 2021, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2021 capital expenditures to be approximately $775 million. During the six months ended June 30, 2021, our capital expenditures totaled $273.6 million. Ultimately, the amount of our 2021 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
In addition, we are subject to risks associated with our capital expenditures, including those discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q under the caption “Capital Expenditures - We Make Substantial Investments in Equipment and Facilities to Support the Demand of Our Customers, Which May Adversely Affect Our Business if the Demand of Our Customers Does Not Develop as We Expect or Is Adversely Affected.”

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2021 and 2020, was as follows:

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating activities	$456,331	$242,402
Investing activities	(321,495)	(435,113)
Financing activities	(97,539)	82,542
Operating activities:   Our cash flow provided by operating activities for the six months ended June 30, 2021 increased by $213.9 million compared to the six months ended June 30, 2020, primarily due to higher net sales, higher operating profit, increase in contract liabilities due to customer advanced payments and changes in working capital.
Investing activities:   Our cash flow used in investing activities for the six months ended June 30, 2021 decreased by $113.6 million compared to the six months ended June 30, 2020, primarily due to net changes in short-term investment activities, partially offset by an increase in purchases of property, plant, and equipment. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the six months ended June 30, 2021 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends. The net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to the net borrowing in Korea and Taiwan, partially offset by net repayments of debt in Japan.

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

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$456,331	$242,402
Payments for property, plant and equipment	(273,617)	(134,340)
Proceeds from sale of property, plant and equipment	2,249	2,389
Free cash flow	$184,963	$110,451

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2021 - Remaining	2022	2023	2024	2025	Thereafter
	(In thousands)
Total debt	$1,059,933	$67,079	$130,716	$162,884	$120,063	$25,906	$553,285
Scheduled interest payment obligations (1)	247,975	21,649	42,022	39,395	37,205	36,220	71,484
Purchase obligations (2)	281,282	236,394	19,038	14,679	6,146	1,931	3,094
Operating lease obligations (3)	142,513	30,287	48,691	25,988	12,689	7,861	16,997
Finance lease obligations (3)	63,455	12,988	20,677	17,798	9,026	965	2,001
Severance obligations (4)	94,740	5,600	9,514	8,457	7,518	6,695	56,956
Total contractual obligations	$1,889,898	$373,997	$270,658	$269,201	$192,647	$79,578	$703,817
(1)Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2021, for variable rate debt.
(2)Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at June 30, 2021.
(3)Represents future minimum lease payments including interest payments.
(4)Represents estimated benefit payments for our Korean subsidiary severance plan.
In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2021 include:
•$62.9 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.

•$35.0 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contingencies, Indemnifications and Guarantees
Please refer to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.
Critical Accounting Policies
Our critical accounting policies are disclosed in the 2020 Form 10-K. During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies as reported in the 2020 Form 10-K.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2021 would have been approximately $13 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2021, approximately 80% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen. For the six months ended June 30, 2021, approximately 45% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2021 would have been approximately $58 million lower.

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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $11.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
Interest Rate Risk
We have interest rate risk with respect to our available-for-sale debt investments. Our investment portfolio consists of various security types and maturities, with a significant portion of our portfolio having maturity of one year or less. Our primary objective with our investment portfolio is to invest available cash while preserving capital and meeting liquidity needs. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the relatively short-term nature of our investment portfolio, we believe that an immediate increase in interest rates will not have a material impact on the fair value of our available-for-sale debt investments. For information regarding our available-for-sale debt investments, see Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2021:

	2021 - Remaining	2022	2023	2024	2025	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$64,261	$128,716	$111,163	$76,063	$25,906	$553,285	$959,394	$1,005,184
Average interest rate	1.3%	1.4%	1.4%	1.5%	1.8%	6.5%	4.3%
Variable rate debt	$2,818	$2,000	$51,721	$44,000	$—	$—	$100,539	$101,959
Average interest rate	0.7%	1.2%	2.5%	1.2%	—%	—%	1.8%
Total debt maturities	$67,079	$130,716	$162,884	$120,063	$25,906	$553,285	$1,059,933	$1,107,143
For information regarding the fair value of our long-term debt, see Note 14 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in Note 17 to the 2020 Form 10-K.

Item 1A.     Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this Form 10-Q, see the Table of Contents of this Form 10-Q. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-Q, in considering our business and prospects. Many of the following risks and uncertainties have been, and may continue to be, exacerbated by the Covid-19 pandemic and any worsening of the global business and economic environment as a result. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us may also adversely affect our business operations. The occurrence of any of the risks and uncertainties described below could affect our business, liquidity, results of operations, financial condition or cash flows.
Summary of Risk Factors
An investment in our common stock involves various risks, and you are urged to carefully consider all of the matters discussed in Part II, Item 1A of this Form 10-Q under the caption “Risk Factors” (in addition to those discussed under this “Summary of Risk Factors” section) in considering our business and prospects. The following is a list of some of these risks:
Company-Specific Risk Factors
•dependence on the highly cyclical, volatile semiconductor industry and vulnerability to industry downturns and declines in global economic and financial conditions;
•fluctuations in operating results and cash flows;
•dependence on international factories and operations, and risks relating to our customers’ and vendors’ international operations;
•competition with established competitors in the packaging and test business, the internal capabilities of integrated device manufacturers (“IDMs”), and new competitors, including foundries;
•decisions by our IDM and foundry customers to curtail outsourcing;
•changes in cost, quality, availability and delivery times of raw materials, components and equipment;
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
•significant severance plan obligations associated with our manufacturing operations in Korea; and
•the ability of certain of our stockholders to effectively determine or substantially influence the outcome of matters requiring stockholder approval.
General Risk Factors
•health conditions or pandemics, such as the Covid-19 pandemic, impacting labor availability and operating capacity, capital availability, the supply chain and consumer demand for our customers’ products and services;
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
Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes sudden and prolonged downturns in the past. If the industry or markets in which we compete experience slower, or even negative growth, our business and results of operations may be adversely affected.
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as telecommunications, automotive, consumer electronics, or computing, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, the Covid-19 pandemic disrupted demand in the automotive and industrial end market in 2020, and during 2019, there was weakness in the general market and an inventory correction in the smartphone market.

In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could adversely affect our business. The Covid-19 pandemic and the effects of governmental initiatives to control the pandemic have adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our services and our operating results. Although the magnitude of any potential future impact of the Covid-19 pandemic on our business and operations remains uncertain, the continued spread, new variants or potential re-emergence of the Covid-19 pandemic or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions may adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced, and will continue to experience, disruptions to our business operations resulting from quarantines, self-isolations or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. It is difficult to predict the timing, strength or duration of any economic slowdown caused by the Covid-19 pandemic, or which end markets will experience a slowdown, or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, that could materially impact our business, liquidity, results of operations, financial condition and cash flows.
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
•our ability to achieve our major growth objectives, including transitioning second-wave customers to advanced packages and increasing our share of the automotive and industrial end market;
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
•changes in cost, quality, availability and delivery times of raw materials, components, equipment and labor;
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
These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant variability of quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
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
•potentially adverse tax consequences resulting from tax laws in the U.S. and in other jurisdictions; and
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and regulations.
We have significant facilities and other investments in South Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and tension within and among other countries in the region.
In addition, the Covid-19 pandemic has impacted and may continue to impact our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders and orders restricting movement have affected, and may in the future affect, our operations, in the Philippines and Malaysia. Other national, regional and local governments have implemented and may continue to implement similar restrictions to mitigate the spread of Covid-19, the emergence of new variants or the potential re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may adversely affect demand for our services, our operating results and financial condition.
Competition - We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Capabilities of IDMs and Face Competition from New Competitors, Including Foundries.
The outsourced semiconductor packaging and test services market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. We also may face increased competition from domestic companies located in China, where there are government-supported efforts to promote the development and growth of the local semiconductor industry. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position.
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
Decisions by Our IDM and Foundry Customers to Curtail Outsourcing May Adversely Affect Our Business.
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
Dependence on Materials and Equipment Suppliers - Our Business May Suffer if the Cost, Quality or Supply of Materials or Equipment Changes Adversely.
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and have a negative impact on our business. To the extent the impact of the Covid-19 pandemic continues or worsens, we may have greater difficulty obtaining the equipment, supplies and other materials necessary for performance of our services. Furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have significantly and adversely affected the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
Declining Average Selling Prices - Historically There Has Been Downward Pressure on the Prices of Our Packaging and Test Services.
Prices for packaging and test services have generally declined over time, and sometimes prices can change significantly in relatively short periods of time. We expect downward pressure on average selling prices for our packaging and test services to continue in the future, and this pressure may intensify during downturns in business. If we experience declining average selling prices and are unable to offset such declines by developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.
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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources and may not be successful. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities or loss of commercial advantage and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Form 10-Q on our results of operations, financial condition and cash flows could change in the future.
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $94.7 million as of June 30, 2021. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. From time to time, we may offer some or all of the covered employees the option to convert from the severance plan to the defined contribution plan, which could impact the timing of future payments, reducing our cash flow and negatively affecting our financial condition. As recently as October 2020, some employees accepted our offer to convert their Korean severance plan participation to a defined contribution plan.
Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence the Outcome of All Matters Requiring Stockholder Approval.
As of June 30, 2021, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Ms. Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.9 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.5 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.
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
General Risk Factors
The Covid-19 Pandemic Has Impacted and May Continue to Impact the Supply Chain and Consumer Demand for Our Customers’ Products and Services, Which May Adversely Affect Our Business, Results of Operations, and Financial Condition.
Our business has been and may continue to be adversely impacted by the effects of the Covid-19 pandemic. The impacts have varied, and likely will continue to vary, by location, by industry and by end market. We, our suppliers and our customers have been and may continue to be disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. There is considerable uncertainty regarding such restrictions and potential future governmental restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls, could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused and may continue to cause disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of the Covid-19 pandemic on our suppliers or customers or both.
The spread of Covid-19 has caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the current or future impacts of the Covid-19 pandemic, and our ability to perform critical functions could be harmed. While certain governments have started to relax Covid-19-related restrictions and many countries are vaccinating their residents against Covid-19, vaccination rates remain low in many areas and there remains uncertainty around the impact of new variants or resurgences of Covid-19, when remaining restrictions will be lifted, if additional restrictions may be initiated, the timing of distribution and administration of the vaccines globally and when or if normal economic activity and business operations will resume.
At this time, we are unable to predict the future impacts that the Covid-19 pandemic will have on our business, financial condition or results of operations due to various uncertainties, including the duration of the outbreak and the actions that may be taken by governmental authorities and other businesses in response to the Covid-19 pandemic.
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2021, our total debt balance was $1.1 billion, of which $134.9 million was classified as a current liability and $416.6 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.
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
Customer Concentration and Loss of Customers - The Loss of Certain Customers or Reduced Orders or Pricing from Existing Customers May Have a Material Adverse Effect on Our Operations and Financial Results.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, ransomware attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information or disruptions to our operations. While we have not experienced a material information security breach in the past, we cannot be sure that such a breach will not occur in the future. The IT systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we are integrating our Japan operations’ information technology systems into our existing systems and processes. In addition, we completed our acquisition of Nanium, S.A. in May 2017 and continue to integrate its information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
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
We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan which are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	—	$—	—	$91,586,032
May 1 - May 31	—	—	—	91,586,032
June 1 - June 30	—	—	—	91,586,032
Total	—	—	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share based compensation.
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that the Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended June 30, 2021, and at June 30, 2021, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Amkor Technology, Inc. 2021 Equity Incentive Plan*	8-K		10.1	5/20/21
10.2	Form of Global Non-Employee Director Nonstatutory Stock Option Award Agreement*	8-K		10.2	5/20/21
10.3	Form of Global Non-Employee Director Restricted Stock Award Agreement*	8-K		10.3	5/20/21
10.4	Form of Global Stock Option Award Agreement*	8-K		10.4	5/20/21
10.5	Form of Global Restricted Stock Award Agreement*	8-K		10.5	5/20/21
10.6	Form of Global Performance-Vested Restricted Stock Unit Award Agreement*	8-K		10.6	5/20/21
10.7	Form of Global Time-Vested Restricted Stock Unit Award Agreement*	8-K		10.7	5/20/21
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*Indicates management compensatory plan, contract or arrangement.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President and
Chief Financial Officer

Date: July 30, 2021