Form 10-Q
period 2021-09-30
AMKOR TECHNOLOGY, INC.
filed 2021-10-29
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 22, 2021 was 244,525,131.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2021 including expenditures in support of advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the novel coronavirus disease 2019 (“Covid-19”) pandemic on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (19) projects to install or integrate new information technology systems or upgrade our existing systems and (20) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2020 Form 10-K, and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update such information, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$1,681,000	$1,354,023	$4,413,685	$3,679,548
Cost of sales	1,356,168	1,112,938	3,550,499	3,057,235
Gross profit	324,832	241,085	863,186	622,313
Selling, general and administrative	72,581	77,781	223,538	224,623
Research and development	40,790	35,835	128,624	99,624
Total operating expenses	113,371	113,616	352,162	324,247
Operating income	211,461	127,469	511,024	298,066
Interest expense	12,896	16,404	38,333	49,461
Other (income) expense, net	(501)	2,415	(508)	1,567
Total other expense, net	12,395	18,819	37,825	51,028
Income before taxes	199,066	108,650	473,199	247,038
Income tax expense	17,219	15,753	44,875	33,504
Net income	181,847	92,897	428,324	213,534
Net income attributable to non-controlling interests	(993)	(746)	(1,855)	(2,070)
Net income attributable to Amkor	$180,854	$92,151	$426,469	$211,464

Net income attributable to Amkor per common share:
Basic	$0.74	$0.38	$1.75	$0.88
Diluted	$0.74	$0.38	$1.74	$0.87

Shares used in computing per common share amounts:
Basic	244,100	241,675	243,746	241,232
Diluted	245,942	242,592	245,611	241,937
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$181,847	$92,897	$428,324	$213,534
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(101)	(165)	(147)	193
Adjustments to unrealized components of defined benefit pension plans	26	11	77	34
Foreign currency translation	(102)	4,191	(11,264)	3,967
Total other comprehensive income (loss)	(177)	4,037	(11,334)	4,194
Comprehensive income	181,670	96,934	416,990	217,728
Comprehensive income attributable to non-controlling interests	(993)	(746)	(1,855)	(2,070)
Comprehensive income attributable to Amkor	$180,677	$96,188	$415,135	$215,658
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$545,592	$698,002
Restricted cash	929	1,007
Short-term investments (amortized cost of $244,627 and $133,744 in 2021 and 2020, respectively)	244,470	133,769
Accounts receivable, net of allowances	1,289,617	962,643
Inventories	445,918	297,293
Other current assets	48,598	40,218
Total current assets	2,575,124	2,132,932
Property, plant and equipment, net	2,901,564	2,566,002
Operating lease right of use assets	146,210	147,236
Goodwill	25,351	27,325
Restricted cash	3,508	3,188
Other assets	118,691	145,628
Total assets	$5,770,448	$5,022,311
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$140,380	$149,007
Trade accounts payable	815,877	636,434
Capital expenditures payable	393,660	181,339
Accrued expenses	389,068	349,207
Total current liabilities	1,738,985	1,315,987
Long-term debt	884,236	1,005,339
Pension and severance obligations	145,633	159,610
Long-term operating lease liabilities	76,955	84,420
Other non-current liabilities	164,960	102,996
Total liabilities	3,010,769	2,668,352
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 290,341 and 288,923 shares issued; and 244,190 and 242,829 shares outstanding in 2021 and 2020, respectively	290	289
Additional paid-in capital	1,973,207	1,953,378
Retained earnings	959,641	562,502
Accumulated other comprehensive income (loss)	15,936	27,270
Treasury stock, at cost, 46,151 and 46,094 shares in 2021 and 2020, respectively	(219,061)	(217,740)
Total Amkor stockholders’ equity	2,730,013	2,325,699
Non-controlling interests in subsidiaries	29,666	28,260
Total equity	2,759,679	2,353,959
Total liabilities and equity	$5,770,448	$5,022,311
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2021	290,115	$290	$1,968,339	$788,567	$16,113	(46,151)	$(219,061)	$2,554,248	$28,822	$2,583,070
Net income	—	—	—	180,854	—	—	—	180,854	993	181,847
Other comprehensive income (loss)	—	—	—	—	(177)	—	—	(177)	—	(177)
Issuance of stock through share-based compensation plans	226	—	1,828	—	—	—	—	1,828	—	1,828
Share-based compensation	—	—	3,040	—	—	—	—	3,040	—	3,040
Cash dividends declared ($0.04 per common share)	—	—	—	(9,780)	—	—	—	(9,780)	—	(9,780)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(149)	(149)
Balance at September 30, 2021	290,341	$290	$1,973,207	$959,641	$15,936	(46,151)	$(219,061)	$2,730,013	$29,666	$2,759,679

Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	426,469	—	—	—	426,469	1,855	428,324
Other comprehensive income (loss)	—	—	—	—	(11,334)	—	—	(11,334)	—	(11,334)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,321)	(1,321)	—	(1,321)
Issuance of stock through share-based compensation plans	1,418	1	11,851	—	—	—	—	11,852	—	11,852
Share-based compensation	—	—	7,978	—	—	—	—	7,978	—	7,978
Cash dividends declared ($0.12 per common share)	—	—	—	(29,330)	—	—	—	(29,330)	—	(29,330)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(449)	(449)
Balance at September 30, 2021	290,341	$290	$1,973,207	$959,641	$15,936	(46,151)	$(219,061)	$2,730,013	$29,666	$2,759,679

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2020	287,319	$287	$1,934,047	$353,390	$19,272	(46,083)	$(217,592)	$2,089,404	$27,524	$2,116,928
Net income	—	—	—	92,151	—	—	—	92,151	746	92,897
Other comprehensive income (loss)	—	—	—	—	4,037	—	—	4,037	—	4,037
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(5)	(68)	(68)	—	(68)
Issuance of stock through share-based compensation plans	724	1	6,953	—	—	—	—	6,954	—	6,954
Share-based compensation	—	—	2,140	—	—	—	—	2,140	—	2,140
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(151)	(151)
Balance at September 30, 2020	288,043	$288	$1,943,140	$445,541	$23,309	(46,088)	$(217,660)	$2,194,618	$28,119	$2,222,737

Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income	—	—	—	211,464	—	—	—	211,464	2,070	213,534
Other comprehensive income (loss)	—	—	—	—	4,194	—	—	4,194	—	4,194
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(16)	(181)	(181)	—	(181)
Issuance of stock through share-based compensation plans	1,166	1	9,694	—	—	—	—	9,695	—	9,695
Share-based compensation	—	—	5,707	—	—	—	—	5,707	—	5,707
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(451)	(451)
Balance at September 30, 2020	288,043	$288	$1,943,140	$445,541	$23,309	(46,088)	$(217,660)	$2,194,618	$28,119	$2,222,737
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$428,324	$213,534
Depreciation and amortization	420,970	377,722
Other operating activities and non-cash items	22,222	20,368
Changes in assets and liabilities	(239,897)	(177,576)
Net cash provided by operating activities	631,619	434,048
Cash flows from investing activities:
Payments for property, plant and equipment	(491,425)	(275,531)
Proceeds from sale of property, plant and equipment	2,722	2,710
Proceeds from foreign exchange forward contracts	13,414	26,912
Payments for foreign exchange forward contracts	(51,296)	(13,666)
Payments for short-term investments	(348,822)	(475,696)
Proceeds from sale of short-term investments	70,085	37,633
Proceeds from maturities of short-term investments	165,774	86,216
Other investing activities	3,179	85
Net cash used in investing activities	(636,369)	(611,337)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	312,000
Payments of revolving credit facilities	—	(332,000)
Proceeds from short-term debt	15,514	86,769
Payments of short-term debt	(14,228)	(76,004)
Proceeds from issuance of long-term debt	154,784	225,985
Payments of long-term debt	(250,402)	(370,426)
Payments of finance lease obligations	(12,785)	(7,193)
Payments of dividends	(38,993)	—
Other financing activities	9,462	7,707
Net cash used in financing activities	(136,648)	(153,162)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10,770)	2,696
Net decrease in cash, cash equivalents and restricted cash	(152,168)	(327,755)
Cash, cash equivalents and restricted cash, beginning of period	702,197	898,532
Cash, cash equivalents and restricted cash, end of period	$550,029	$570,777
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$393,781	$328,354
Right of use assets acquired through finance lease liabilities	58,625	2,726
Right of use assets acquired through operating lease liabilities	39,916	32,398
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited, pursuant to the rules and regulations of the SEC. The December 31, 2020 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2020 Form 10-K. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Unbilled Receivables. Total unbilled receivables as of September 30, 2021 and December 31, 2020 were $264.5 million and $146.8 million, respectively.
Contract Liabilities. Contract liabilities were $109.6 million and $51.6 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the short-term portions of the liabilities were $61.6 million and $30.3 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the contract liabilities balance at the beginning of the period was $24.0 million and $12.5 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group. Beginning in 2021, we are reporting memory net sales in advanced products. Previously, memory net sales were reported in mainstream products. Prior year amounts were reclassified to conform to current year presentation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Advanced products (1)	$1,235,753	$1,002,970	$3,136,076	$2,632,222
Mainstream products (2)	445,247	351,053	1,277,609	1,047,326
Total net sales	$1,681,000	$1,354,023	$4,413,685	$3,679,548
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Communications (handheld devices, smartphones, tablets)	43%	43%	41%	40%
Consumer (connected home, set-top boxes, televisions, visual imaging, wearables)	22%	25%	22%	25%
Automotive, industrial and other (driver assist, infotainment, performance, safety)	20%	17%	21%	20%
Computing (data center, infrastructure, PC/laptop, storage)	15%	15%	16%	15%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interest income	$(256)	$(1,016)	$(765)	$(4,975)
Foreign currency (gain) loss, net	(53)	3,069	1,247	6,301
Loss on debt retirement	—	491	—	919
Other	(192)	(129)	(990)	(678)
Other (income) expense, net	$(501)	$2,415	$(508)	$1,567

4.    Income Taxes
Income tax expense of $44.9 million for the nine months ended September 30, 2021 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $32.6 million at December 31, 2020 to $31.1 million as of September 30, 2021, primarily due to the lapse of statutes of limitations and settlement of examinations offset by increases related to income attribution. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$180,854	$92,151	$426,469	$211,464

Weighted-average number of common shares outstanding - basic	244,100	241,675	243,746	241,232
Effect of dilutive securities:
Share-based awards	1,842	917	1,865	705
Weighted-average number of common shares outstanding - diluted	245,942	242,592	245,611	241,937
Net income attributable to Amkor per common share:
Basic	$0.74	$0.38	$1.75	$0.88
Diluted	0.74	0.38	1.74	0.87
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Share-based awards	180	858	90	2,943

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(221)	—	(11,264)	(11,485)
Amounts reclassified from accumulated other comprehensive income (loss)	74	77	—	151
Other comprehensive income (loss)	(147)	77	(11,264)	(11,334)
Accumulated other comprehensive income (loss) at September 30, 2021	$(126)	$(4,141)	$20,203	$15,936

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2019	$—	$(4,820)	$23,935	$19,115
Other comprehensive income (loss) before reclassifications	168	—	3,967	$4,135
Amounts reclassified from accumulated other comprehensive income (loss)	25	34	—	$59
Other comprehensive income (loss)	193	34	3,967	4,194
Accumulated other comprehensive income (loss) at September 30, 2020	$193	$(4,786)	$27,902	$23,309
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of September 30, 2021 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2021
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$4	$—	$—	$4	$—	$4
Commercial paper	16,757	—	—	16,757	—	16,757
Corporate bonds	5,908	—	(1)	5,907	—	5,907
Money market funds	143,262	—	—	143,262	143,262	—
Total cash equivalents	165,931	—	(1)	165,930	143,262	22,668
Short-term investments
Asset-backed securities	23,155	2	(4)	23,153	—	23,153
Certificate of deposits	18,381	—	—	18,381	18,381	—
Commercial paper	23,112	—	—	23,112	—	23,112
Corporate bonds	156,405	11	(165)	156,251	—	156,251
Municipal bonds	14,072	1	(1)	14,072	—	14,072
U.S. government bonds	4,120	—	(1)	4,119	4,119	—
Variable rate demand notes	700	—	—	700	—	700
Total short-term investments	239,945	14	(171)	239,788	22,500	217,288
Total	$405,876	$14	$(172)	$405,718	$165,762	$239,956

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
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2021:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$320,948	$320,877
After 1 year through 5 years	82,992	82,905
After 5 years through 10 years	406	406
After 10 years	1,530	1,530
Total	$405,876	$405,718
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties. We view our available-for-sale debt investments as available for current operations.
As of September 30, 2021, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million. As of December 31, 2020, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2021, we sold receivables totaling $107.5 million and $319.4 million, net of discounts and fees of $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2020, we sold receivables totaling $103.9 million and $368.4 million, net of discounts and fees of $0.6 million and $2.2 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Land	$219,081	$221,304
Buildings and improvements	1,644,211	1,625,355
Machinery and equipment	6,224,058	5,736,797
Finance lease assets	100,939	40,856
Software and computer equipment	231,890	231,171
Furniture, fixtures and other equipment	21,653	20,774
Construction in progress	126,279	48,602
Total property, plant and equipment	8,568,111	7,924,859
Accumulated depreciation and amortization	(5,666,547)	(5,358,857)
Total property, plant and equipment, net	$2,901,564	$2,566,002

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation expense	$145,826	$129,530	$420,503	$377,254

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Payroll and benefits	$134,797	$143,383
Deferred revenue and customer advances	61,641	30,269
Short-term operating lease liabilities	56,054	49,748
Income taxes payable	41,470	26,602
Short-term finance lease liabilities	27,805	12,634
Accrued severance plan obligations	10,970	10,837
Accrued interest	1,979	10,767
Other accrued expenses	54,352	64,967
Total accrued expenses	$389,068	$349,207

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	September 30, 2021	December 31, 2020
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Other	—	2,039
Debt of subsidiaries:
Amkor Technology Korea, Inc.: (1)
$30 million revolving credit facility, applicable bank rate plus 1.11% (2)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	47,294	51,541
Term loan, fixed rate at 1.85%, due April 2024 (3)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028	50,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (4)	9,740	6,663
Term loan, fixed rate at 0.86%, due June 2022	6,739	14,528
Term loan, fixed rate at 0.60%, due July 2022	1,797	3,390
Term loan, fixed rate at 1.30%, due July 2023	93,450	138,499
Term loan, fixed rate at 1.35%, due December 2024	166,457	220,823
Term loan, fixed rate at 1.20%, due December 2025	83,251	105,569
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	—	28,000
Term loan, LIBOR plus 1.40%, due March 2022	—	18,250
Term loans, LIBOR plus 1.10%, due March 2024 (5)	49,000	—
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (6)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (7)	—	—
	1,032,728	1,164,302
Less: Unamortized discount and deferred debt costs, net	(8,112)	(9,956)
Less: Short-term borrowings and current portion of long-term debt	(140,380)	(149,007)
Long-term debt	$884,236	$1,005,339
(1)In October 2021, we entered into a term loan agreement with availability of $200.0 million. The loan will mature seven years from the date of the first drawdown. Principal is payable in semiannual installments after a three-year grace period from the date of the first drawdown. Interest is payable quarterly at a fixed rate of 2.12%.
(2)In October 2020, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity or six months after draw of funds, whichever is sooner, and interest is payable monthly in arrears. As of September 30, 2021, $30.0 million was available to be drawn. In October 2021, this revolving credit facility was renewed for one year with availability of $30.0 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. During the nine months ended September 30, 2021, we borrowed and repaid $104.8 million. As of September 30, 2021, ₩80.0 billion, or approximately $68 million, was available to be drawn.
(4)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2021 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.15% to 0.30% (weighted average of 0.30% as of September 30, 2021). As of September 30, 2021, $5.4 million was available to be drawn.
(5)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. We immediately borrowed $50.0 million to repay the term loans due March 2022. Interest is payable quarterly at an annual base rate equal to the London Interbank Offered Rate, as administered by the International Exchange Benchmark Administration (“LIBOR”), plus 1.10% (weighted average of 1.22% as of September 30, 2021).
(6)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte. Ltd., entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. (the “Singapore Revolver”). The availability for our future borrowings under the Singapore Revolver is based on the amount of eligible accounts receivable. Principal is payable at maturity. Interest is payable monthly at LIBOR plus 1.25% to 1.75%. As of September 30, 2021, $250.0 million was available for future borrowings under the Singapore Revolver.
(7)In December 2019, our subsidiary, Amkor Technology Taiwan, Ltd., entered into a $56.0 million borrowing arrangement. This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. As of September 30, 2021, $36.0 million was available for future borrowings under such credit facility.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of all collateral exceeds the carrying amount of the collateralized debt.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and Amkor Technology Singapore Holding Pte. Ltd. guarantee certain debt of our subsidiaries.
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
We were in compliance with all debt covenants at September 30, 2021.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Service cost	$6,548	$7,722	$20,083	$22,803
Interest cost	1,199	1,281	3,682	3,774
Expected return on plan assets	(1,384)	(1,420)	(4,247)	(4,175)
Recognized actuarial loss	32	14	96	42
Net periodic pension cost	$6,395	$7,597	$19,614	$22,444
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Defined contribution expense	$4,807	$3,618	$16,803	$12,159
Korean Severance Plan
In October 2021, some employees accepted our offer to convert their Korean severance and defined benefit pension plan participation to a defined contribution plan. This will result in the conversion of approximately $20 million of obligations from our Korean severance plan to a defined contribution plan, which is expected to be funded during the fourth quarter of 2021.

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2021 and December 31, 2020, our foreign exchange forward contracts consisted of the following:

	September 30, 2021			December 31, 2020
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese Yen	$316,356	$(555)	Accrued expenses	$465,192	$1,279	Other current assets
Korean Won	207,033	108	Other current assets	161,612	190	Other current assets
Philippine Peso	12,114	(60)	Accrued expenses	10,974	(7)	Accrued expenses
Total forward contracts	$535,503	$(507)		$637,778	$1,462
For the three and nine months ended September 30, 2021, the derivatives resulted in a net loss of $11.2 million and $47.0 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities. For the three and nine months ended September 30, 2020, the derivatives resulted in a net gain of $12.9 million and $11.6 million, respectively, which were offset by the foreign currency losses associated with the underlying net liabilities.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$562,511	$520,273	$570,339	$519,803
Revolving credit facilities and term loans (Level 2)	513,394	504,343	647,557	634,543
Total debt	$1,075,905	$1,024,616	$1,217,896	$1,154,346
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
Lease Commitments
As of September 30, 2021, we have entered into additional lease agreements that have not yet commenced of approximately $50 million.

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
Japan Consolidation Activities
During the nine months ended September 30, 2021, we recorded restructuring charges of $2.9 million associated with our Japan factory consolidation efforts. During the three and nine months ended September 30, 2020, we recorded restructuring charges of $5.7 million and $9.5 million, respectively, for the same consolidation efforts. We recorded

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

these charges to selling, general and administrative expenses within the Consolidated Statements of Income. We completed these restructuring actions in the second quarter of 2021.

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2020	$4,365	$1,759	$219	$6,343
Charges	2,077	496	360	2,933
Cash Payments	(5,733)	(2,253)	(578)	(8,564)
Non-cash Amounts	(709)	(2)	(1)	(712)
Accrual at September 30, 2021	$—	$—	$—	$—

Total cumulative charges incurred to date	$16,255	$8,754	$3,884	$28,893
Estimated additional charges to be incurred	—	—	—	—

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2019	$2,196	$271	$174	$2,641
Charges	5,129	2,637	1,717	9,483
Cash Payments	(5,650)	(1,370)	(1,802)	(8,822)
Non-cash Amounts	4	8	(2)	10
Accrual at September 30, 2020	$1,679	$1,546	$87	$3,312
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
The full potential effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the ultimate impact that the Covid-19 pandemic will have on the global economy, the semiconductor industry and our business, results of operations and financial condition. While our revenue increased significantly in the three months ended September 30, 2021 and we were able to successfully ramp new products, we are subject to industry-wide supply constraints, and these constraints had the effect of restraining growth in some of the end markets we serve. We expect these constraints to persist into 2022. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part II, Item 1A.
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of September 30, 2021, we had cash and cash equivalents and short-term investments of $545.6 million and $244.5 million, respectively.

Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter as a result of many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.
Financial Summary
Our net sales increased $327.0 million, or 24.1%, to $1,681.0 million for the three months ended September 30, 2021, compared to $1,354.0 million for the three months ended September 30, 2020. The increase was generally attributable to higher sales in all end markets.
Gross margin for the three months ended September 30, 2021 increased to 19.3%, compared to 17.8% for the three months ended September 30, 2020. The increase in gross margin was primarily due to the increase in net sales and improved factory utilization, partially offset by an increase in the mix of products sold with higher material content.
Our capital expenditures totaled $491.4 million for the nine months ended September 30, 2021, compared to $275.5 million for the nine months ended September 30, 2020. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $631.6 million for the nine months ended September 30, 2021, compared to $434.0 million for the nine months ended September 30, 2020. This increase was primarily due to higher net sales and higher operating profit, partially offset by changes in working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	48.3%	46.9%	45.6%	45.8%
Labor	11.5%	12.8%	12.7%	13.6%
Other manufacturing costs	20.9%	22.5%	22.1%	23.7%
Gross margin	19.3%	17.8%	19.6%	16.9%
Operating income	12.6%	9.4%	11.6%	8.1%
Net income attributable to Amkor	10.8%	6.8%	9.7%	5.7%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Net sales	$1,681,000	$1,354,023	$326,977	24.1%	$4,413,685	$3,679,548	$734,137	20.0%
The increase in net sales for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to higher sales across all end markets. The increase in sales in the communications end market was driven primarily by the further adoption of 5G smartphones. The automotive and industrial end market recovered in the current year from weakened demand relating to the Covid-19 pandemic in the prior year. The consumer end market continues to see strong sales primarily due to demand for consumer wearable products. The computing end market has grown in all applications, primarily due to the shift in cloud computing needs and new product introductions within personal computing.

Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In thousands, except percentages)
Gross profit	$324,832	$241,085	$83,747	$863,186	$622,313	$240,873
Gross margin	19.3%	17.8%	1.5%	19.6%	16.9%	2.7%
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
Gross margin increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to the increase in net sales and improved factory utilization. The increase in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was partially offset by an increase in the mix of products sold with higher material content.
Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Selling, general and administrative	$72,581	$77,781	$(5,200)	(6.7)%	$223,538	$224,623	$(1,085)	(0.5)%
Selling, general and administrative expenses for the three and nine months ended September 30, 2021 decreased compared to the three and nine months ended September 30, 2020, primarily due to costs incurred in the prior year for our factory consolidation efforts in Japan. The decrease in the nine months ended September 30, 2021 was partially offset by increased professional fees.
Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Research and development	$40,790	$35,835	$4,955	13.8%	$128,624	$99,624	$29,000	29.1%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs related to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and nine months ended September 30, 2021 increased compared to the three and nine months ended September 30, 2020 due to new development projects in advanced technologies, primarily advanced System-in-Package (“SiP”) modules.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	(In thousands, except percentages)
Interest expense	$12,896	$16,404	$(3,508)	(21.4)%	$38,333	$49,461	$(11,128)	(22.5)%
Interest income	(256)	(1,016)	760	(74.8)%	(765)	(4,975)	4,210	(84.6)%
Foreign currency (gain) loss, net	(53)	3,069	(3,122)	>(100)%	1,247	6,301	(5,054)	(80.2)%
Loss on debt retirement	—	491	(491)	(100.0)%	—	919	(919)	(100.0)%
Other (income) expense, net	(192)	(129)	(63)	48.8%	(990)	(678)	(312)	46.0%
Total other expense, net	$12,395	$18,819	$(6,424)	(34.1)%	$37,825	$51,028	$(13,203)	(25.9)%
Interest expense decreased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to the overall decrease in our outstanding debt.
Interest income decreased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to lower interest rates in the overall market.
The changes in foreign currency (gain) loss, net for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were due to foreign currency exchange rate movements, mainly the Korean Won, and the associated impact on our net monetary exposure at our foreign subsidiaries.
Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In thousands)
Income tax expense	$17,219	$15,753	$1,466	$44,875	$33,504	$11,371
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to the increase in income before tax.
During the nine months ended September 30, 2021 and 2020, our subsidiaries in Korea, the Philippines and Singapore operated under various tax holidays. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of September 30, 2021, we had cash and cash equivalents and short-term investments of $790.1 million. Included in our cash and short-term investments balances as of September 30, 2021, is $625.4 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally will not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the nine months ended September 30, 2021 and 2020, we sold accounts receivable totaling $319.4 million and $368.4 million, net of discounts and fees of $0.8 million and $2.2 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The borrowing base under the Singapore Revolver is limited to the amount of eligible accounts receivable. As of September 30, 2021, we had availability of $250.0 million and no outstanding standby letters of credit. As of September 30, 2021, our foreign subsidiaries had $316.0 million available for future borrowings under revolving credit facilities, including the Singapore Revolver, and $73.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures.
As of September 30, 2021, we had $1.0 billion of debt. Our scheduled principal repayments on debt include $38.9 million due over the remainder of 2021, $134.4 million due in 2022, $160.3 million due in 2023, $119.9 million due in 2024, $25.9 million due in 2025 and $553.3 million due thereafter. We were in compliance with all debt covenants at September 30, 2021, and we expect to remain in compliance with these covenants for at least the next twelve months.
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
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and Amkor Technology Singapore Holding Pte. Ltd. also guarantee certain debt of our subsidiaries.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of September 30, 2021, the severance liability was $92.2 million. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability.

In October 2020, the board of directors of Amkor Technology, Inc. (our “Board of Directors”) approved the initiation of a regular quarterly cash dividend of $0.04 per share on our common stock. During the nine months ended September 30, 2021, we paid total quarterly cash dividends of $39.0 million. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At September 30, 2021, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. We expect 2021 capital expenditures to be approximately $775 million. During the nine months ended September 30, 2021, our capital expenditures totaled $491.4 million. Ultimately, the amount of our 2021 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2021 and 2020, was as follows:

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating activities	$631,619	$434,048
Investing activities	(636,369)	(611,337)
Financing activities	(136,648)	(153,162)
Operating activities:   Our cash flow provided by operating activities for the nine months ended September 30, 2021 increased by $197.6 million compared to the nine months ended September 30, 2020, primarily due to higher net sales and higher operating profit, partially offset by changes in working capital.
Investing activities:   Our cash flow used in investing activities for the nine months ended September 30, 2021 increased by $25.0 million compared to the nine months ended September 30, 2020, primarily due to increased purchases of property, plant, and equipment and increased net payments for forward contracts, partially offset by net changes in short-term investment activities. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends. The net cash used in financing activities for the nine months ended September 30, 2020 was primarily due to net debt repayments in Japan, Korea and Taiwan.

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

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$631,619	$434,048
Payments for property, plant and equipment	(491,425)	(275,531)
Proceeds from sale of property, plant and equipment	2,722	2,710
Free cash flow	$142,916	$161,227

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due for Year Ending December 31,
	Total	2021 - Remaining	2022	2023	2024	2025	Thereafter
	(In thousands)
Total debt	$1,032,728	$38,901	$134,433	$160,286	$119,949	$25,874	$553,285
Scheduled interest payment obligations (1)	228,414	2,207	41,938	39,363	37,202	36,220	71,484
Purchase obligations (2)	346,814	258,442	57,922	23,324	4,917	1,326	883
Operating lease obligations (3)	143,560	16,407	56,001	31,617	14,937	7,808	16,790
Finance lease obligations (3)	81,652	8,320	28,352	24,630	13,211	1,592	5,547
Severance obligations (4)	92,214	2,742	9,404	8,359	7,430	6,618	57,661
Total contractual obligations	$1,925,382	$327,019	$328,050	$287,579	$197,646	$79,438	$705,650
(1)Represents interest payment obligations calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2021, for variable rate debt.
(2)Represents off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments outstanding at September 30, 2021.
(3)Represents future minimum lease payments including interest payments.
(4)Represents estimated benefit payments for our Korean subsidiary severance plan at September 30, 2021. In October 2021, some employees accepted our offer to convert their Korean severance plan to a defined contribution plan, which will reduce our liability under the severance plan and require us to fund the converted portion of the liability. The conversion is not reflected in the table above and we expect to fund the converted amount during the fourth quarter of 2021. We refer you to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2021 include:
•$64.1 million of foreign pension plan obligations, for which the timing and actual amount of impact on our future cash flow is uncertain.
•$31.6 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contingencies, Indemnifications and Guarantees
Please refer to Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our contingencies related to litigation and other legal matters.
Critical Accounting Policies
Our critical accounting policies are disclosed in the 2020 Form 10-K. During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies as reported in the 2020 Form 10-K.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2021 would have been approximately $11 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2021, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese Yen. For the nine months ended September 30, 2021, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2021 would have been approximately $90 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $11.3 million and a gain of $4.0 million for the nine months ended September 30, 2021 and 2020, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2021:

	2021 - Remaining	2022	2023	2024	2025	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$32,078	$128,515	$110,992	$75,949	$25,874	$553,285	$926,693	$968,596
Average interest rate	1.3%	1.4%	1.4%	1.5%	1.8%	6.5%	4.5%
Variable rate debt	$6,823	$5,918	$49,294	$44,000	$—	$—	$106,035	$107,309
Average interest rate	0.4%	0.6%	2.4%	1.2%	—%	—%	1.7%
Total debt maturities	$38,901	$134,433	$160,286	$119,949	$25,874	$553,285	$1,032,728	$1,075,905
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•decisions by our IDM and foundry customers to curtail outsourcing;
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
•laws, rules, regulations and policies imposed by U.S. or other governments, such as tariffs, customs, duties, other restrictive trade barriers and national security, data privacy and cybersecurity, antitrust and competition, tax, currency and banking, labor and environmental, health and safety laws; and
•natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
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
Dependence on Materials and Equipment Suppliers - Our Business May Suffer if the Cost, Quality or Supply of Materials or Equipment Changes Adversely.
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business, and the Covid-19 pandemic has created extended lead times for some materials and equipment. To the extent the impact of the Covid-19 pandemic continues or worsens, we anticipate having greater difficulty obtaining, or waiting longer to obtain, certain equipment, supplies and other materials necessary for performance of our services or necessary to increase the services we provide to customers. Furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have significantly and adversely affected the electronics industry supply chain by impacting the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
•the absence of backlog, the short-term nature of our customers’ commitments, double bookings by customers and deterioration in customer forecasts and the impact of these factors, including the possible delay, rescheduling and cancellation of large orders, or the timing and volume of orders relative to our production capacity;
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
•pandemics or other widespread illnesses that may impact our labor force, operations, liquidity, supply chain and end-user demand for products which incorporate semiconductors, such as the Covid-19 pandemic;
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
These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
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
•fluctuations in currency exchange rates, particularly the U.S. dollar to Japanese yen exchange rate for our operations in Japan;
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
We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors, that our customers will not rely on internal sources or foundries for packaging and test services or that our business, liquidity, results of operations, financial condition or cash flows will not be adversely affected by such increased competition.

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
High Fixed Costs - Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Satisfactory Gross Margins if We Are Unable to Achieve Relatively High-Capacity Utilization Rates.
Our operations are characterized by high fixed costs and the absence of any material backlog. Our profitability depends in part not only on pricing levels for our packaging and test services but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. Transitions between different packaging technologies can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. We cannot assure you that we will be able to achieve consistently high-capacity utilization, and if we fail to do so, our gross margins will be negatively impacted.
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
We May Face Warranty Claims, Product Return and Liability Risks, the Risk of Economic Damage Claims and the Risk of Negative Publicity if Our Packages Fail.
Our packages are incorporated into a number of end products, and our business may be exposed to warranty claims, product return and liability risks, the risk of economic damage claims and the risk of negative publicity if our packages fail.
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
We May Decrease or Suspend our Quarterly Dividend, and Any Decrease in or Suspension of the Dividend Could Cause Our Stock Price to Decline.
In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend of $0.04 per share on our common stock. Since that time, we have paid regular quarterly cash dividend of $0.04 per share on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements and that the payment of the dividend remains in our best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension could cause our stock price to decline.
We Have Significant Severance Plan Obligations Associated with Our Manufacturing Operations in Korea Which Could Reduce Our Cash Flow and Negatively Impact Our Financial Condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $92.2 million as of September 30, 2021. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. From time to time, we may offer some or all of the covered employees the option to convert from the severance plan to the defined contribution plan, which could impact the timing of future payments, reducing our cash flow and negatively affecting our financial condition. As recently as October 2021, some employees accepted our offer to convert their Korean severance plan participation to a defined contribution plan.
Mr. James J. Kim and Members of His Family Can Effectively Determine or Substantially Influence the Outcome of All Matters Requiring Stockholder Approval.
As of September 30, 2021, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Ms. Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.9 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.5 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.
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
General Risk Factors
The Covid-19 Pandemic Has Impacted, and May Continue to Impact, the Supply Chain and Consumer Demand for Our Customers’ Products and Services, Which May Adversely Affect Our Business, Results of Operations, and Financial Condition.
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
The spread of Covid-19 has caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the current or future impacts of the Covid-19 pandemic, and our ability to perform critical functions could be harmed. While certain governments have started to relax Covid-19-related restrictions and many countries are offering Covid-19 vaccines to their residents, vaccination rates remain low in many areas and there remains uncertainty around the impact of new variants or resurgences of Covid-19, when remaining restrictions will be lifted, if additional restrictions may be initiated, the timing of distribution and administration of the vaccines globally and when or if normal economic activity and business operations will resume.
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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2021, our total debt balance was $1.0 billion, of which $140.4 million was classified as a current liability and $396.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could intensify.
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
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio includes available-for-sale debt investments, the values of which are subject to market price volatility resulting from interest rate movements, changes in credit risk and financial market conditions. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be an impairment, including an allowance for credit loss.

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

In addition, from time to time, we may acquire or build new facilities or migrate existing business among our facilities. In connection with these facility changes, our customers require us to qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully qualify new facilities or that our customers will not qualify our competitors and move the business for such services.
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
We earn a substantial portion of our income in foreign countries and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws (particularly the Tax Cuts and Jobs Act of 2017, which made significant changes to the U.S. tax code with respect to which there remains uncertainty), could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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
Environmental, Health and Safety Laws and Industry and Customer Initiatives - Future Environmental, Health and Safety Laws and Industry and Customer Sustainability Initiatives Could Place Additional Burdens on Our Manufacturing Operations.
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
Our Business and Financial Condition Could be Adversely Affected by Natural Disasters and Other Calamities, Health Conditions or Pandemics, Political Instability, Hostilities or Other Disruptions.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	—	—	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	—	—	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share based compensation.
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that the Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended September 30, 2021, and at September 30, 2021, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Separation and Release Agreement, dated September 27, 2021, between Amkor Technology, Inc. and John C. Stone*					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*Indicates management compensatory plan, contract or arrangement.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President and
Chief Financial Officer

Date: October 29, 2021