Form 10-K
period 2021-12-31
AMKOR TECHNOLOGY, INC.
filed 2022-02-18
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $2,405 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2022, was as follows: 244,613,506 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

Forward Looking Statements
All references to “Amkor,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K (this “Form 10-K”) are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” Amounts preceded by ¥ are in Japanese yen and ₩ are in Korean won. Amkor®, Amkor Technology®, ChipArray®, FusionQuad®, J-DevicesTM, MicroLeadFrame®, TMV®, and SWIFT®, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this Form 10-K may occur without the respective superscript symbol (® and TM) in order to facilitate the readability of this Form 10-K and are not a waiver of any rights that may be associated with the relevant trademarks.

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding (1) the amount, timing and focus of our expected capital investments in 2022, including expenditures in support of our announced expansion into Vietnam and our advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the costs attributable to compliance with environmental laws and regulations or green initiatives, (5) the impact of the Covid-19 pandemic on our operations, financial results and supply chain, (6) the focus of our research and development activities, (7) the anticipated impact of tax law changes in the jurisdictions in which we operate, (8) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (9) the creation or release of valuation allowances related to taxes in the future, (10) our repurchase or repayment of outstanding debt, (11) payment of dividends, (12) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (13) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (14) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (15) the effect of foreign currency exchange rate exposure on our financial results, (16) the volatility of the trading price of our common stock, (17) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (18) our efforts to enlarge our customer base in certain geographic areas and markets, (19) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (20) our expected forfeiture rate for share-based compensation awards, (21) our expected rate of return for pension plan assets, (22) projects to install or integrate new information technology systems or upgrade our existing systems, (23) our expected revenue recognition, (24) the anticipated schedule for construction of our new manufacturing facility in Vietnam and (25) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” by the negative of these terms or other comparable terminology or by discussion of strategy, plans or intentions. These forward-looking statements include risks, uncertainties, assumptions and other factors that could affect future results or cause actual results and events to differ materially from those anticipated in such forward-looking statements. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are discussed in Part I, Item 1A of this Form 10-K and in our subsequent reports filed with or furnished to the Securities and Exchange Commission (“SEC”) prior to or after the date hereof. You should carefully consider the trends, risks and uncertainties described in this Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the trends, risks or uncertainties described in this Form 10-K or elsewhere in our SEC reports actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose part or all of your investment. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions. Amkor undertakes no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of the filing of this Form 10-K except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

Item 1.Business
OVERVIEW
Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor was a pioneer in the outsourcing of semiconductor packaging and test services, and over the years we have built a leading position by:
•Designing and developing innovative packaging and test technologies;
•Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;
•Collaborating with customers, foundries, original equipment manufacturers (“OEMs”) and equipment and material suppliers;
•Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution;
•Providing a geographically diverse operating base;
•Focusing on strategic end markets that offer solid growth potential; and
•Developing a competitive cost structure through disciplined capital investment.
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
We provide our services to integrated device manufacturers (“IDMs”), “fabless” semiconductor companies, OEMs and contract foundries. IDMs generally design, manufacture, package and test semiconductors in their own facilities. However, the availability of technologically advanced outsourced manufacturing services has encouraged IDMs to outsource a portion of their manufacturing. By offering a broad package portfolio, Amkor allows IDMs to outsource packaging and test services and focus their investments on core competencies such as silicon fabrication. Fabless semiconductor companies do not have factories. They focus exclusively on semiconductor design and outsource virtually every step of the manufacturing process, utilizing contract foundries to manufacture their semiconductors in wafer form and companies such as Amkor for their packaging and test needs. Some companies will engage a contract foundry to manage the complete semiconductor manufacturing process, and in turn, the contract foundry will outsource some of its packaging and test needs.
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
•An increasing demand for mobile and connected devices, including the worldwide adoption of “smart” phones, tablets and other Internet-of-Things (“IoT”) devices that can access the internet and provide multimedia capabilities.
•The expansion of 5G infrastructure and enabled devices.

•The proliferation of semiconductor devices into well-established end products such as automotive systems for automation and driver assist, electrification and infotainment systems.
•An increase in mobility and connectivity capabilities driving demand for new broadband wired and wireless networking equipment.
•Digitalization driving expansion of data generation and storage.
•The adoption of Heterogeneous Integration (diverse dies positioned close to each other within the same package) to reduce cost, improve yields and deliver required performance in datacenter computing, artificial intelligence and similar end uses.
•The growth of advanced system-in-package (“SiP”) modules (combining multiple semiconductor and other electronic components in a single package) to meet the demand for miniaturization and higher functionality at competitive cost.
•The increase in digital format in our environment, from sensors for automobiles (e.g., pressure, radar, LiDAR and image recognition), mobile devices (e.g., 3D motion, temperature, acceleration and imaging), and IoT (e.g., in-home sensing from temperature to weather and wearables).
As a supplier in the semiconductor industry, our business is cyclical by nature and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. With the exception of 2020, where the Covid-19 pandemic caused worldwide gross domestic product levels to decline during a period of strong growth in the semiconductor industry, there has generally been a strong correlation between worldwide gross domestic product levels, consumer spending and semiconductor industry cycles.
Outsourcing Trends in Semiconductor Manufacturing
Semiconductor companies outsource their packaging and test needs to service providers such as Amkor for the following reasons:
Packaging and test service providers have developed expertise in advanced technologies.
The increasing demands for miniaturization, greater functionality, lower power consumption and improved thermal and electrical performance are driving the continuous development of semiconductor packaging and test technologies that are more sophisticated, complex, capital intensive and customized. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies requiring the technological innovation expertise found in the leading outsourced assembly and test companies. At the same time, these companies are often looking to reduce the internal manufacturing and research and development costs in packaging and test solutions. As a result, many of these companies are increasingly relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies.
Packaging and test service providers offer a cost-effective solution in a cyclical, capital intensive industry.
The semiconductor industry is cyclical by nature and impacted by broad economic factors, such as changes in worldwide gross domestic product and consumer spending. Semiconductor packaging and test are complex processes requiring substantial investment in specialized equipment, factories and human capital. As a result of this cyclicality and the large investments required, manufacturing facilities must operate at consistently high levels of utilization to be cost-effective. Shorter product life cycles, coupled with the need to update or replace packaging and test equipment to accommodate new package types, make it more difficult for IDMs to maintain cost-effective utilization of their packaging and test assets throughout semiconductor industry cycles. Packaging and test service providers, on the other hand, can typically use their assets to support a broad range of customers and multiple end markets, potentially generating more efficient use of their production assets and a more cost-effective solution.
Packaging and test service providers can facilitate a more efficient supply chain and help shorten time-to-market for new products.
We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for new products and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions. Packaging and test service providers have the resources and expertise to timely develop and implement new packaging technology in high volume. For this reason, semiconductor companies and OEMs are leveraging the capabilities of packaging and test service providers to bring new products to market more quickly.
High quality packaging and test service providers enable semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.
As semiconductor process technology migrates to larger wafers and smaller feature sizes, the cost of building a state-of-the-art wafer fabrication factory has risen significantly. The high cost of investing in next generation silicon technology and equipment is causing many semiconductor companies to adopt or maintain a “fabless” or “fab-lite” strategy to reduce or eliminate their investment in wafer fabrication and associated packaging and test operations. As a result, these companies are increasing their reliance on outsourced providers of semiconductor manufacturing services, including packaging and test solutions.
STRATEGY AND COMPETITIVE STRENGTHS
Strategy
Amkor is a leader in advanced packaging technology in the outsourced assembly and test domain. Growth in the semiconductor industry is being driven primarily by advanced packaging within four key megatrends of 5G, IoT, high-performance computing (“HPC”) and automotive. We believe Amkor is well positioned in each of these end markets.
•Within our communications end market, we have a strong position across multiple device functionalities. We are collaborating with industry leaders and emerging participants as smartphones transition to 5G and drive semiconductor growth by the continuing adoption of new wireless standards and the integration of a broad range of applications. The trend to more functionality drives miniaturization and cost reduction enabled by advanced packaging.
•The IoT wearables within our consumer end market are evolving in multiple applications, such as watches, health trackers, hearables, biometrics and smart glasses. Integration of multiple functions in small form factors, processors, sensors and connectivity devices depends on innovation in advanced packaging.
•Increased data traffic requiring higher networking speed and storage, as well as computing power increases in HPC, datacenters, cloud computing, AI, PCs and laptops, are driving demand for more semiconductors and advanced packaging in the computing end market.
•Increasing semiconductor content in automobiles is driving greater needs for advanced packaging to enable the proliferation of safety features such as advanced driver assistance systems (“ADAS”) and radar and digital cockpit features such as infotainment displays. The increasing battery voltage, higher voltage power converters and inverter automotive components also need innovative power packaging solutions.
Our financial goal is profitable sales growth. We believe that Amkor’s strength in advanced packaging, combined with the following strategies, will achieve that goal and create long-term shareholder value.
Leverage Our Leadership in Services for Advanced Technologies
We are an industry leader in developing and commercializing cost-effective advanced packaging and test technologies, and we believe that our advanced technology solutions provide increased value to our customers.
With approximately 550 employees, as of December 31, 2021, engaged in research and development and manufacturing process engineering for new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip, wafer-level processing, advanced SiPs and power modules.
We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices. These include integrated technologies such as advanced SiP, wafer-level fan-out (“WLFO”), Silicon Wafer Integrated Fan-out Technology (“SWIFT”), High Density Fan-Out (“HDFO”) and redistribution layer (“RDL”) solutions which enable very thin, very small products that combine application processors, memory, baseband and other peripheral integrated circuits (“ICs”). Our advanced packages may utilize Through Silicon Via (“TSV”) interconnects and silicon interposers, which enable the integration of high-performance chips such as high bandwidth memory and graphics processors into a single package. In addition, we co-develop with customers high power modules involving gallium nitride (“GaN”) and silicon carbide (“SiC”) based devices. Our approach is to work with lead customers to develop processes that will enable volume manufacturing with high yields and reliability.
We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services in high growth markets.
Optimize Utilization of Existing Assets and Broaden Our Customer Base
Another key to our success is to optimize the utilization of our existing assets. The transition by leading edge customers to newer packaging and test equipment platforms typically frees up capacity in existing, previously installed equipment. As part of our strategy, we are focused on developing a second wave of customers to utilize these assets more effectively over a longer period of time. We are building and utilizing manufacturing lines which support multiple customers and increase factory utilization through more sophisticated planning processes and more intensive efficiency improvement activities.
Selectively Grow Our Scale and Scope through Strategic Investments
From time to time, we see attractive opportunities to grow our customer base and expand markets through strategic investments. For example, in 2021, we announced our plans to build a new state-of-the-art manufacturing facility in Bac Ninh, Vietnam. Investing in Bac Ninh expands our manufacturing footprint in support of customer needs for an additional cost-competitive supply chain solution for advanced SiP and other packaging solutions. Construction is expected to begin in 2022.
We believe that selective growth through joint ventures, acquisitions and other strategic investments can help diversify our revenue streams, improve our profits and maintain our technological leadership.
Competitive Strengths
The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers and foundries. We believe we are well-positioned in the outsourced packaging and test services market. The following competitive strengths support our strategy to build upon our industry position and remain a preferred provider of semiconductor packaging and test services.
Advanced Packaging Technology Leadership
We are a leader in developing and deploying advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies, including our Dual Side Molded Ball Grid Array (“DSMBGA”) SiP platform and multi-chip modules that incorporate silicon interposers between the module chips and substrate. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of integration, speed and performance, packages will increasingly require wafer-level Chip Scale Packaging (“CSP”), WLFO, SWIFT and Flip Chip interconnect solutions, advanced SiP products, and medium and higher power density packages and modules.
We continue to invest in developing the key processes and packaging and test technologies required for our customers to deliver advanced integrated and modular solutions to market. We are also a developer of environmentally friendly IC packaging, which involves the elimination of lead and certain other materials.
Broad Offering of Semiconductor Package Design, Packaging and Test Services
Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal, electrical and mechanical design challenges, and we employ a large number of engineers to solve these challenges. This wide variety of packaging offerings is necessary to meet the diverse needs of our customers for the optimal combination of performance, size and cost. Utilizing Amkor for its innovative packaging, test and design services enables our customers to focus their resources on semiconductor design and wafer fabrication.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal, memory, sensors and RF-semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.
Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies
Our customers include most of the world’s largest semiconductor companies, and over the last five decades we have developed long-standing relationships with many of these companies. We believe that our production excellence, including high quality, reliability and predictability, has been a key factor in our success in attracting and retaining customers. We work with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, improve quality and lower costs.
We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We collaborate with customers and leading OEMs to develop comprehensive packaging solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor companies, foundries and OEM electronic companies, we are able to focus resources on developing new packages that will meet the requirements of new products. The traditional delineation between front end semiconductor manufacturing and packaging is starting to converge. Foundries, and in some cases IDMs, are integrating some packaging activities closer to front end wafer processes. We work closely with foundry partners to complement these offerings by offering similar wafer-based technologies as well as downstream processing.
Geographically Diversified Operating Base
We have a broad and geographically diverse operating footprint strategically located in seven countries in many of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide a flexible supply chain and cost-effective solutions to our customers by:
•Offering capacity to absorb large orders and accommodate quick turn-around times;
•Obtaining favorable pricing and supply agreements on materials and equipment by using our purchasing power and leading industry position;
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
Advanced Products and Mainstream Products
We offer a broad range of advanced and mainstream packaging and test services to our customers. We refer to our flip chip, wafer-level processing and related test services as “Advanced Products”, and our wirebond packaging, power device packaging and related test services as “Mainstream Products”. The following table sets forth, for the periods indicated, net sales for Advanced Products and Mainstream Products and the percentage of total net sales for each service offering. In 2021, we began reporting memory net sales under Advanced Products. Previously, memory net sales were reported in Mainstream Products. Prior year amounts were reclassified to conform to current year presentation.

	For the Year Ended December 31,
	2021		2020		2019
	(In millions, except percentage of net sales)
Advanced Products	$4,409	71.8%	$3,605	71.4%	$2,482	61.2%
Mainstream Products	1,729	28.2%	1,446	28.6%	1,571	38.8%
Total net sales	$6,138	100.0%	$5,051	100.0%	$4,053	100.0%
Advanced Products
Our Advanced Products include flip chip chip scale packages, wafer-level packages and flip chip ball grid array (“FCBGA”) packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.
Flip Chip Chip Scale Package (“FC CSP”) Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. FC CSP can be a single die or multi die format. The size advantage provided by CSP technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors such as smartphones, tablets and other mobile consumer electronic devices.
Flip chip stacked chip scale packages (“FC SCSP”) stack a second die on top of the original flip-chip die. The top die is typically a memory device, and wirebond interconnects are used to attach the top die to the substrate. FC SCSP is frequently used to stack memory on top of digital baseband and applications processors for use in mobile devices.
We continue to drive thinner package solutions for our Package on Package (“PoP”) technology through the development of ultra-thin substrates and enhancing our pre-stacking and thin die handling capabilities.
We developed fine pitch copper pillar flip chip interconnect technology, which creates interconnections at finer pitches using a plating process to reduce the number of substrate layers to facilitate very thin packages. This innovative solution is also an enabling technology for package stacking with TSVs.
FCBGA Products: FCBGA packages are large form factor substrate-based packages which are used where processing power and speed are a higher priority than a small form factor. Our FCBGA packages are assembled using state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias, and ultra-fine line and space metallization, FCBGA substrates have the highest routing density available. The variety of FCBGA package options, from large single die to multi-chip packages with memory, allows package selection to be tailored to the specific thermal needs of the end product. We offer FCBGA packaging in a variety of product formats to fit a wide range of end application requirements, including networking, storage, computing and consumer applications.
Memory Products: Memory packages consist of either standalone packaging and testing or a combination of NAND Flash, DRAM, or a memory controller IC using a variety of packaging technologies, including FC, SCSP, SiP, PoP and other state-of-the-art packaging technologies. These products are used as system memory or platform data storage in all of our end markets.
Wafer-level Package Products: We offer three types of wafer-level packages: wafer-level CSP; WLFO; and SWIFT. Wafer-level CSP and WLFO are complementary technologies. Customers can choose between the two package types as their die sizes shrink or grow.
•Wafer-level CSP packages (also known as fan-in wafer-level packages) do not utilize a package carrier. The bumped wafer is singulated into individual die, and the wafer-level package is then attached directly to the system board. Wafer-level CSP offers one of the lowest total system costs, enabling higher semiconductor content while leveraging the smallest form factor and one of the highest performing, most reliable semiconductor package platforms on the market today. Applications for wafer-level CSP include power management, transceivers, sensors, wireless charging, codecs, radar and specialty silicon for new or unique functionality.

•WLFO packages (also known as low-density fan-out packages) are utilized for ICs where the die surface area is too small to accommodate all of the bond pads. The fan-out package enlarges the bondable surface area by building a border around the die using low-cost molding compound. Applications for WLFO packages include power management, transceivers, radar and specialty silicon.
•SWIFT, also known as high-density fan-out, can either replace the laminate substrate with a thinner structure or reduce the complexity of the substrate by housing the dense interconnects in the SWIFT structure, allowing for a less expensive substrate that provides a high level of performance with a balanced cost structure. SWIFT solutions enable high performance at a compact form factor that combines tiled processors, memory, I/O die and other peripheral ICs.
Mainstream Products
Our Mainstream Products include leadframe packages, substrate-based wirebond packages and micro-electro-mechanical systems (“MEMS”) packages. These package families use wirebond interconnect technology to connect a die to a leadframe or substrate package carrier.
Leadframe Packages: Leadframe packages use wirebond or flip chip technology to connect a die to a leadframe package carrier. Leadframe packages are used in many electronic devices and remain the most practical and cost-effective solution for many low to medium pin count analog and mixed signal applications.
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
Through a process of continuous engineering and customization, we have designed several leadframe package types that are thinner and smaller than traditional leadframe packages and can accommodate more leads on the perimeter of the package. These leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We are developing increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. One of our more successful leadframe package offerings is the MicroLeadFrame family of quad flat no lead packages. These packages offer cost effective, miniaturized solutions for multiple analog power and signal chain applications.
Power discrete devices use a leadframe as the package carrier and primarily use wirebond interconnect technology. However, power applications that require improved thermal and electrical performance will use packaging with copper clip interconnect technology that creates multi die power modules.
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
Wirebond ball grid array packages offer a broad selection of ball array pitches, ball counts and body sizes, single and multi-die layouts, stacked die and passive component integration together with thermal management solutions. They are applicable for a wide range of semiconductors requiring a smaller package size than conventional PBGAs or leadframe packages.
PBGA packages are used in applications requiring higher pin count than leadframe packages, but typically have lower pin counts than flip chip. PBGA packages are designed for low inductance, improved thermal operation and enhanced surface-mount technology ability. Custom performance enhancements, like ground and power planes, are also available.

Micro-Electro-Mechanical Systems Packages: MEMS are miniaturized mechanical and electro-mechanical devices that can sense and provide information about the physical world and sometimes trigger a response. Examples of MEMS devices include microphones, accelerometers, airbag deployment sensors, gyrometers, magnetometers and humidity, temperature and pressure sensors. We also specialize in sensor fusion products which utilize our cavity MEMS platform and combine multiple sensors into a single package. MEMS packages leverage our expertise in wafer thinning, die stacking, wirebonding and flip chip interconnect to deliver sophisticated products with a very small form factor.
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
The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products. Advanced SiP modules are used for many applications such as radio frequency (“RF”) and front end modules, basebands, connectivity, fingerprint sensors, display and touch screen drivers, sensors and MEMS, NAND memory and solid state drives. Advanced SiP modules are found in many products including smartphones and tablets, automobiles, IoT wearables, high-performance gaming systems, computers and network systems.
In 2021, 2020 and 2019, we had net sales of approximately $2,280 million, $1,885 million and $1,075 million, respectively, from our advanced SiP modules, which are mostly included in Advanced Products, depending upon the interconnect technology used in the module.
Test Services
Our Test Services complement our wafer and packaging services across our Advanced and Mainstream Products. Our test services offer customers the cycle time and cost advantages of co-located turn-key services. Our test services are used as both an interim step or as the final testing step to ensure screening and rejection of defects, performance grading and overall outgoing quality and reliability. Interim testing eliminates the manufacturing costs of assembling the defective chips. Below is a description of our test services:
Wafer Level Test: Wafer level test is a manufacturing step performed while a wafer is still in its full form and before being singulated for further package processing.
Package Level Test: Package level test is performed on a product or products that have been assembled in a package.
System Level Test: As advanced packaging proliferates and the integration of more individual components into a SiP grows, system level testing becomes more important. System level test identifies defective SiP products that may not otherwise be screened by traditional wafer level, package level or burn-in testing.
Burn-In Test: Burn-in test is a process in which components of a system are exercised, monitored and measured in extreme operational conditions such as high temperature, voltage and frequency over time. The purpose of the environmental and operational stress conditions of burn-in testing is to accelerate and screen early life failures and estimate and monitor long term wear out performance.
Test Development Services: Prior to mass production, an integrated manufacturing ready test solution must be developed and deployed. Amkor’s test development services offer both co-development and full development of complete test software and hardware solutions to our customers. These services also enable early engagement with our customers in the product design phases for maximum compatibility with manufacturing. Our test development teams are experienced in a full suite of test engineering disciplines for Memory, Power, RF, Mixed Signal, Analog and digital test solution development.

End Markets
The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market:

	2021	2020	2019
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smart phones, tablets)	41%	41%	38%
Consumer (AR & gaming, connected home, home electronics, wearables)	22%	24%	18%
Automotive and Industrial (ADAS, electrification, infotainment, safety)	21%	20%	27%
Computing (datacenter, infrastructure, PC/laptops, storage)	16%	15%	17%
Total net sales	100%	100%	100%
RESEARCH AND DEVELOPMENT
Our research efforts focus on developing new packaging solutions and test services, as well as improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. By concentrating our research and development on our customers’ needs for innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, successfully compete for new products and promote our new package offerings as industry leading technology.
One of our top priorities is developing highly integrated modules such as DSMBGA packages to reduce material and processing costs and minimize form factor for wearables and 5G mobile devices. Another important focus area is the development of wafer-level packages for larger chips. These wafer-level chip-scale packages and WLFO packages are increasingly the preferred package type for many applications in IoT and mobile devices, including power management integrated circuits (“PMICs”), display drivers and antenna-in-package products. We are also developing new applications for the automotive market using existing and new package technologies as higher performance compute and sensor content are used to support new automotive features including ADAS, infotainment, optical sensors and electric vehicles.
Another focus for development is integrated multi-die solutions, including multichip modules and high-density WLFO solutions, which enable package level integration of different types and levels of silicon technologies for high performance computing, networking and data center applications. This is accomplished by combining processors and other chiplets into one packaged module. Through die partitioning and heterogeneous die integration, these modules provide higher functionality at lower total product cost.
Our research and development employees are based in Korea, the United States, Portugal and throughout other locations in Asia. At December 31, 2021, we had approximately 550 employees engaged in research and development activities. In 2021, 2020 and 2019, we incurred $166.0 million, $140.7 million and $137.6 million, respectively, of research and development expense.
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

SEASONALITY
Our sales have generally been higher in the second half of the year than in the first half due to consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December, which generally results in a decrease in packaging and test services during the first quarter. General economic conditions, changes in our product mix or overall demand in any of our end-markets can impact our seasonality.
CUSTOMERS
In 2021, we had approximately 250 customers, including many of the largest semiconductor companies in the world. Our ten largest customers accounted for 63% of our net sales in 2021. Direct sales to Apple Inc., our largest customer, accounted for 13.7% of our net revenue for the year ended December 31, 2021.
MATERIALS AND EQUIPMENT
Materials
Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are laminate substrates, ICs, capacitors, leadframes and gold wire. The silicon wafer is generally consigned from the customer. We generally do not take ownership of the customer consigned wafer, and title and risk of loss remains with the customer for these materials. Test materials constitute a very small portion of our total test cost. Generally, we purchase materials based on Amkor’s commitments to customer forecasts, and our customers are generally responsible for any unused materials we purchase based on such commitments. Due to the Covid-19 pandemic and the resulting supply chain constraints and extended lead times, however, we have been placing an increasing number of our orders for materials in advance of customer forecasts. We believe these materials will be utilized by future orders and will allow us to fulfill orders on a timely basis.
We obtain the materials required for packaging services from various suppliers. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. We work closely with our primary material suppliers to ensure consistent quality, availability and timely delivery. We also negotiate worldwide pricing agreements with our major suppliers to take advantage of the scale of our operations.
Equipment
Our ability to meet the changing demand from our customers for manufacturing capacity depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.
The primary types of equipment used in providing our packaging services are wirebonders and die bonders. In addition, we maintain a variety of other packaging equipment, including mold, singulation, die attach, ball attach and wafer backgrind, along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our packages, with equipment used in traditional wirebond packaging being easier to redeploy than the equipment used in advanced packaging.
We also purchase wafer bumping equipment to facilitate our flip chip and wafer level packaging services. Wafer bumping equipment includes sputter and spin coaters, electroplating equipment, reflow ovens and other types of equipment. This equipment tends to have longer lead times for delivery and installation than other packaging equipment and is sold in relatively larger increments of capacity.
The primary equipment used in the testing process includes testers, handlers and probers. Handlers are used to transfer individual or small groups of packaged ICs to a tester. Test equipment is generally a more capital-intensive activity than packaging, and test equipment tends to have longer delivery lead times than most types of packaging equipment. We focus our capital expenditures on standardized tester platforms to maximize test equipment utilization where possible. For tester platforms that are less standardized, we generally lease test equipment for the expected life cycle of the project. In some cases, our customers will consign test equipment to us.

GOVERNMENTAL REGULATIONS
As a public company with global operations, we are subject to various federal, state, local, and foreign laws, and our products and services are governed by a number of rules and regulations. These regulations, which differ among jurisdictions, include financial and other external reporting disclosure rules, accounting standards, and environmental, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel, privacy and anti-corruption laws. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for compliance with government regulations.
Environmental Matters
We use chemicals and materials in the semiconductor packaging process that generate byproducts such as wastewater, solid waste and flue gas. For example, water used for rinsing or cooling wafers being sawed or used in the etching or solder deposition process produces wastewater. Scrap from metal lead-frame or substrate processing or excessive molding resin produces solid waste. Emissions from solvents used for coating produce flue gases. In addition to byproducts, semiconductor packages have historically contained lead, a naturally occurring element that can be toxic. The use of lead in our packages has decreased over time due to the use of lead-free alternatives. The use and storage of chemicals and materials are subject to various laws and regulations governing waste disposal, water discharge, emissions into the atmosphere and employee health and safety. We are engaged in continuing efforts to comply with these environmental laws and regulations, including the establishment of environmental management systems, safety training for employees and installation of pollution control equipment at our factories.
In the future, we may be subject to changes to existing environmental regulations or new green initiatives required by our customers, investors, governments or other stakeholders. We do not believe that capital expenditures or other costs attributable to compliance with environmental laws and regulations or green initiatives will have a material adverse effect on our business, liquidity, results of operations, financial condition or cash flows.
We are also committed to responsible environmental practices that go beyond legal requirements in conducting our business. These environmental practices include:
•Certification of our factories worldwide to International Organization for Standards (“ISO”) framework 14001, widely recognized as the standard for effective environmental management systems.
•Measurement and independent verification of greenhouse gases (“GHG”) generated by our factories worldwide. Once collected, our GHG data is submitted to, and disclosed publicly by, CDP, formerly known as the Carbon Disclosure Project. CDP is a leading organization that assesses the impact of climate change and promotes a sustainable economy.
•Membership in the Responsible Business Alliance (“RBA”), an international industry group dedicated to corporate social responsibility. RBA members agree to follow a uniform Code of Conduct that includes standards of environmental responsibility, and our factories have been subject to independent audits to assess compliance with these standards.
•Capital investment and process optimization activities to reduce GHGs include installation of solar photovoltaic panels, replacement of, or improvements to, chiller unit systems and use of light-emitting diode (“LED”) technology.
COMPETITION
The outsourced semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include ASE Technology Holding Co., Ltd. and JCET Group Co., Ltd. In addition, we compete with electronic manufacturing service providers or contract electronics manufacturers, including Universal Scientific Industrial (Shanghai) Co., Ltd., that also provide advanced integrated device solutions. Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor.
We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our IDM customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. We also compete with contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. In addition, we compete with companies that offer test-only services.
The principal elements of competition in the outsourced semiconductor packaging and test services market include price, available capacity, flexibility, quality, customer service and support, new product introduction experience, cycle time, reputation and reliability, customer satisfaction, technological expertise and innovation, breadth of packaging and test services offered, including turnkey services, and the ability to invest in capacity, geographic location and scale of manufacturing. We believe that we compete favorably with respect to each of these elements.
INTELLECTUAL PROPERTY
We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad, and their durations vary depending on the jurisdiction in which each patent is filed. Although our patents are an important element of our intellectual property strategy, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.
We also protect and maintain the confidentiality of certain information about our processes, products and strategies which we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. As part of these efforts, all employees who have access to Amkor’s information systems are required to participate in cybersecurity training within the first 15 days of employment, after which recurring mandatory training is required on an annual basis. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks and may promote our particular brands through advertising and other marketing techniques.
HUMAN CAPITAL RESOURCES
Employees
As of December 31, 2021, Amkor employed 30,400 regular full-time employees, of whom approximately 97%, 2% and 1% resided in the Asia-Pacific region, Europe and North America, respectively. Our global workforce spans 11 countries, reflecting various cultures, backgrounds, ages, genders and ethnicities. Of our global employee base, 93% are employed in manufacturing roles. Our employees in the Philippines, Singapore, Taiwan and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia and Portugal are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories.
Amkor believes that its future success is highly dependent upon our continued ability to attract, retain and motivate qualified employees. As part of our effort to attract and motivate employees, Amkor is committed to providing competitive and comprehensive benefits that are designed to enable our employees and their families to live healthier and more secure lives. Additionally, Amkor has implemented various retention programs to incentivize and retain high-performing employees. Factory locations also maintain training and development programs that enable the continued learning and growth of our employees, and senior management regularly meets to share and implement best practices among our various facilities. We believe that our efforts to motivate and retain qualified employees is reflected in the long average tenure of our key employees. Additionally, we strive to promote our management-level employees from within Amkor and believe that we have been successful in this effort.

Health and Safety
The health and safety of our employees is very important to us and, accordingly, we endeavor to provide comprehensive health benefits to our full-time employees. Our focus on health and safety is further evident in our response to the Covid-19 pandemic around the globe. Because our business involves the manufacturing and testing of physical products, many of our employees are unable to work from home. In an effort to keep our employees safe and to maintain operations during the Covid-19 pandemic, we implemented increased health and safety-related measures across our global footprint.
AVAILABLE INFORMATION
Amkor files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Amkor) file electronically with the SEC. The SEC’s website is www.sec.gov.
Amkor’s website is www.amkor.com. Amkor makes available, free of charge, through its website: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our website, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct, our Code of Ethics for Directors and other information and materials. The information on Amkor’s website is not incorporated by reference into this Form 10-K.

Item 1A.Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K. For more information, see the Forward Looking Statements within this Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-K, in considering our business and prospects. Many of the following risks and uncertainties have been, and may continue to be, exacerbated by the Covid-19 pandemic and any worsening of the global business and economic environment as a result. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. The occurrence of any of the risks and uncertainties described below could materially and adversely affect our business, liquidity, results of operations, financial condition or cash flows.
Summary of Risk Factors
An investment in our common stock involves various risks, and you are urged to carefully consider all of the matters discussed in Part I, Item 1A of this Form 10-K under the caption “Risk Factors” (in addition to those discussed under this “Summary of Risk Factors” section) in considering our business and prospects. The following is a list of some of these risks:
Company-Specific Risk Factors
•dependence on the cyclical and volatile semiconductor industry and vulnerability to industry downturns and declines in global economic and financial conditions;
•changes in costs, quality, availability and delivery times of raw materials, components and equipment;
•fluctuations in operating results and cash flows;
•dependence on international factories and operations, and risks relating to our customers’ and vendors’ international operations;
•competition with established competitors in the packaging and test business, the internal capabilities of IDMs, and new competitors, including foundries;
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
•our substantial indebtedness;
•fluctuations in interest rates and changes in credit risk;
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
Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. The semiconductor industry has experienced significant and sometimes sudden and prolonged downturns in the past. If the industry or markets in which we compete experience slower, or even negative growth, our business and results of operations may be materially and adversely affected.
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
In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could materially and adversely affect our business. The Covid-19 pandemic and the effects of governmental initiatives to control the pandemic have adversely affected, and may continue to adversely affect, the economies and financial markets of many countries. Although the magnitude of any potential future impact of the Covid-19 pandemic on our business and operations remains uncertain, the continued spread, new variants or potential re-emergence of the Covid-19 pandemic or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions may materially and adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced, and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. It is difficult to predict the timing, strength or duration of any economic slowdown caused by the Covid-19 pandemic, or which end markets will experience a slowdown, or subsequent economic recovery, which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may materially affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, that could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.
Our business may suffer if the cost, quality or supply of materials or equipment changes adversely.
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business, and the Covid-19 pandemic has created extended lead times for some materials and equipment. To the extent the impact of the Covid-19 pandemic continues or worsens, we anticipate having greater difficulty obtaining, or waiting longer to obtain, certain equipment, supplies and other materials necessary for performance of our services or necessary to increase the services we provide to customers. Furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have impacted the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices or are unable to increase price sufficiently to recover inflationary price increases in materials or supplies. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers’ supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows.
SEC rules and related industry initiatives require diligence and disclosure regarding the use of certain minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. Many of our customers’ initiatives require us to certify that the covered materials we use in our packages do not come from the conflict areas. We incur costs associated with complying with these requirements and customer initiatives, and we may be required to increase our efforts in the future to cover additional materials and geographic areas. These requirements and customer initiatives could affect the pricing, sourcing and availability of materials used in the manufacture of semiconductor devices, and we cannot assure you that we will be able to obtain conflict-free materials or other materials covered by customer initiatives in sufficient quantities and at competitive prices or that we will be able to verify the origin of all of the materials we procure. If we are unable to meet these requirements and customer initiatives, some customers may move their business to other suppliers, and our reputation and business could be materially and adversely affected.
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
We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs that reduce the material content and cost, such as the use of shorter, thinner gold wire and migration to copper wire. However, we typically do not have long-term contracts that permit us to impose price adjustments, and market conditions may limit our ability to do so. Significant price increases may materially and adversely impact our gross margin in future periods to the extent we are unable to pass along past or future commodity price increases to our customers.
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

•inflation, including wage inflation, and fluctuations in commodity prices, including gold, copper and other precious metals;
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
•political instability, conflicts and government shutdowns, civil disturbances or international events;
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
•fluctuations in interest rates and currency exchange rates, including the potential impact of the phase-out of the London Interbank Offered Rate (“LIBOR”) on our variable rate debt;
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
We depend on our factories and operations in various foreign jurisdictions and many of our customers’ and vendors’ operations are also located outside of the U.S.
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Additionally, we recently announced that we plan to expand our operations into Vietnam. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:
•health and safety concerns, including widespread outbreak of infectious diseases, such as Covid-19;
•changes in consumer demand resulting from current or expected inflation or other variations in local economies;
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
•political and social conditions, and the potential for civil unrest, terrorism or other hostilities, including military conflicts;
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
We have significant facilities and other investments in Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and tension within and among other countries in the region.
In addition, the Covid-19 pandemic has impacted, and may continue to impact, our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders and orders restricting movement have affected, and may in the future affect, our operations in the Philippines and Malaysia. Other national, regional and local governments have implemented, and may continue to implement, similar restrictions to mitigate the spread of Covid-19, the emergence of new variants or the potential re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and financial condition.
We compete against established competitors in the packaging and test business as well as internal capabilities of IDMs and face competition from new competitors, including foundries.
The outsourced semiconductor packaging and test services market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. In addition, we may compete with electronic manufacturing service providers or contract electronics manufacturers that also provide advanced integrated device solutions. We also may face increased competition from domestic companies located in China, where there are government-supported efforts to promote and subsidize the development and growth of the local semiconductor industry. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers, or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position.
Historically, we have also been dependent on the trend in outsourcing of packaging and test services by IDM and foundry customers. Our IDM and foundry customers continually evaluate the need for outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs and foundries may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. To the extent we limit capacity commitments for certain customers, these customers may increase their level of in-house packaging and test capabilities, which could make it more difficult for us to regain their business when we have available capacity. If we experience a significant loss of IDM or foundry business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows, especially during a prolonged industry downturn.
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
We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors, that our customers will not rely on internal sources or foundries for packaging and test services or that our business, liquidity, results of operations, financial condition or cash flows will not be materially and adversely affected by such increased competition.
We make substantial investments in equipment and facilities to support the demand of our customers, which may materially and adversely affect our business if the demand of our customers does not develop as we expect or is adversely affected.
We make significant investments in equipment and facilities in order to service the demand of our customers. The amount of our capital expenditures depends on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, advances in technology, our liquidity position and the availability of financing. Our ongoing capital expenditure requirements may strain our cash and liquidity, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with capital expenditures to increase production capacity will put downward pressure on our gross profit, at least in the near term. From time to time, we also make significant capital expenditures based on specific business opportunities with one or a few key customers, and the additional equipment purchased may not be readily usable to support other customers. If demand is insufficient to fill our capacity, or we are unable to efficiently redeploy such equipment, our capacity utilization and gross profit could be negatively impacted.
Furthermore, if we cannot generate or raise additional funds to pay for capital expenditures, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth and future profitability may be materially and adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including: our future financial condition, results of operations and cash flows; general market conditions for financing; volatility in fixed income, credit and equity markets; and economic, political and other global conditions.
Due to our high percentage of fixed costs, we may be unable to maintain satisfactory gross margins if we are unable to achieve relatively high capacity utilization rates.
Our operations are characterized by high fixed costs and the absence of any material backlog. Our profitability depends in part not only on pricing levels for our packaging and test services but also on the efficient utilization of our human resources and packaging and test equipment. Increases or decreases in our capacity utilization can significantly affect gross margins. Transitions between different packaging technologies can also impact our capacity utilization if we do not efficiently redeploy our equipment for other packaging and test opportunities. We cannot assure you that we will be able to achieve consistently high-capacity utilization, and if we fail to do so, our gross margins may be negatively impacted.
In addition, our fixed operating costs have increased as a result of capital expenditures for capacity expansion. The anticipated customer demand for which we have made capital investments may not materialize, and our sales may not adequately cover fixed costs, resulting in reduced profit levels or even significant losses, either of which may materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.
The lack of contractually committed customer demand may materially and adversely affect our sales.
Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. Generally, our customers do not commit to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, we sometimes experience double booking by customers, and our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows could be materially and adversely affected.
Additionally, while we generally purchase materials based on Amkor’s commitments to customer forecasts, and our customers are generally responsible for any unused materials we purchase based on such commitments, due to the Covid-19 pandemic and the resulting supply chain constraints and extended lead times, we have been placing an increasing number of our orders for materials in advance of customer forecasts. If we are unable to timely fulfill our customers’ orders, or if we are required to bear the cost of a substantial amount of unused materials, our margins, operating results, financial condition and cash flows could be materially and adversely affected.
Historically, there has been downward pressure on the prices of our packaging and test services.
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
Packaging and test processes are complex, and our production yields and customer relationships may suffer from defects in the services we provide or if we do not successfully implement new technologies.
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
The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development, capital expenditures and acquisitions in future years. In addition, converting to new packaging designs or process methodologies could result in delays in producing new package types, which could impact our ability to meet customer orders and materially and adversely impact our business.
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
We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources and may not be successful. Furthermore, if we fail to obtain necessary licenses, our business could suffer, and we could be exposed to claims for damages and injunctions from third parties, as well as claims from our customers for indemnification. Unfavorable outcomes in any legal proceedings involving intellectual property could result in significant liabilities or loss of commercial advantage and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Form 10-K on our results of operations, financial condition and cash flows could change in the future.
We may face warranty claims, product return and liability risks, the risk of economic damage claims and the risk of negative publicity if our packages fail.
Our packages are incorporated into a number of end products, and our business may be exposed to warranty claims, product return and liability risks, the risk of economic damage claims and the risk of negative publicity if our packages fail.
We receive warranty claims from our customers from time to time in the ordinary course of our business. If we were to experience an unusually high incidence of warranty claims, we could incur significant costs and our business could be materially and adversely affected. In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with defects, we could incur additional development, repair or replacement costs or suffer other economic losses, and our credibility and the market’s acceptance of our packages could be harmed.
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
Since October 2020, we have paid a regular quarterly cash dividend on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements, and that the payment of the dividend remains in our best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension could cause our stock price to decline.

We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.
Our subsidiary in Korea maintains an unfunded severance plan under which we have an accrued liability of $73.2 million as of December 31, 2021. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to the defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and affecting our financial condition.
Mr. James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of December 31, 2021, Mr. James J. Kim, the Executive Chairman of our Board of Directors, Ms. Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 141.9 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.5 million shares of our outstanding common stock or approximately 58% of our outstanding common stock.
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
Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders by voting their shares or otherwise acting by written consent, including the election of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership. Also, the sale or the prospect of the sale of a substantial portion of the Kim family shares may cause the market price of our stock to decline significantly.
General Risk Factors
The Covid-19 pandemic has impacted, and may continue to impact, the supply chain and consumer demand for our customers’ products and services, and the continued impact on the supply chain and consumer demand may ultimately have a material and adverse effect on our business, results of operations, and financial condition.
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
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our obligations.
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2021, our total debt balance was $1,138.0 million, of which $153.0 million was classified as a current liability and $533.3 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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

We are exposed to fluctuations in interest rates and changes in credit risk, which could have a material adverse impact on our earnings as it relates to the market value of our investment portfolio.
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
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments, stock repurchases, debt service requirements and other funding needs. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditures and other investment levels, other uses of our cash including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and any decisions we might make to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings.
Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, and the amount of our capital expenditures for 2022 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, the performance of our business, economic and market conditions, advances in technology, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.
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
In addition, there is a risk that we could fail to generate the necessary net income or operating cash flows to meet the funding needs of our business due to a variety of factors, including the other factors discussed in this “Risk Factors” section. If we fail to generate the necessary cash flows or we are unable to access the capital markets when needed, our liquidity could be materially and adversely impacted.
The loss of certain customers or reduced orders or pricing from existing customers may have a material adverse effect on our operations and financial results.
We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers accounted for, in the aggregate, 63% of our net sales for the year ended December 31, 2021. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or a decrease in price from a significant customer or disruption in any of our significant commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
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
For example, as seen in the automotive end market in 2020, the Covid-19 pandemic and restrictions imposed by governmental authorities to mitigate the spread of Covid-19 in our customers’ end markets may decrease demand for our customers’ products and services, thereby adversely impacting their demand for our services.
In addition, from time to time, we may acquire or build new facilities or migrate existing business among our facilities. In connection with these facility changes or new facility constructions, our customers require us to qualify the new facilities even though we have already qualified to perform the services at our other facilities. We cannot assure that we will successfully qualify facility changes, that we will complete construction of new facilities in a timely manner or that our customers will not qualify our competitors and move the business for such services.
We face risks trying to attract, retain or replace qualified employees to support our operations.
Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intensifying, accelerated by increasing competition in the semiconductor industry for talent to meet strong demand, and our business could be materially and adversely affected by the loss of the services of any of our existing key personnel, including senior management and technical talent, as a result of competition or for any other reason. Labor shortages could also result in higher wages that would increase our labor costs, which could reduce our profits. Other than the agreement with our Chief Executive Officer, we do not have employment agreements with our key employees, including senior management, or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in our efforts to retain or replace key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to: damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, ransomware attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information or disruptions to our operations. While we have not experienced a material information security breach in the past, we cannot be sure that such a breach will not occur in the future. The IT systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we continue to further integrate our Japan operations’ information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
•delays in the design and implementation of the system;
•costs may exceed our plans and expectations; and
•disruptions resulting from the implementation, integration or cybersecurity breach of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.
Our business could be materially and adversely affected if our information technology systems are disrupted or if we are unable to successfully install new systems or improve, upgrade, integrate or expand upon our existing systems. We maintain insurance policies for various types of information security risks, including network security and privacy liability for third party claims, and business interruption and system failure reimbursement coverage, but we do not carry insurance for all the above referred risks. With regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected by a disruption, failure or breach of our information technology systems.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed new proposals including establishing a global minimum corporate income tax (tested on a jurisdictional basis). Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
Our tax liabilities are based, in part, on our corporate structure, interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, taxing authorities may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for tax holidays. If they do not agree, we may seek to enter into settlements with the taxing authorities. We may also appeal a taxing authority’s determination to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail or if we enter into settlements with taxing authorities, we may have to make significant payments or otherwise record charges (or reduce tax assets) that materially and adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under tax holidays, which will expire in whole or in part at various dates in the future. As those tax holidays expire, we expect that our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.
We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets, in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. For most of our foreign deferred tax assets, we believe that we will have sufficient taxable income to allow us to realize these deferred tax assets. In the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets that, if required, could materially and adversely affect our results of operations.
Environmental, health and safety liabilities and expenditures could have a material adverse effect on our business, results of operation and financial condition.
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls, and the European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of greenhouse gasses or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits, which may materially and adversely affect our ability to maintain or expand our operations. Additionally, if Amkor is unable to align its environmental, health and safety practices with shifting customer preferences, we could suffer reputational harm, which could have a material and adverse effect on our business, results of operations, liquidity and cash flows.
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
We have significant packaging and test and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan, and we have announced our intention to expand our operations to Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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
We maintain insurance policies for various types of property, casualty and other risks, but we do not carry insurance for all the above referred risks. With regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected by natural disasters and other calamities.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The location and size of our manufacturing and research and development facilities are set forth in the table below. All facilities are owned unless otherwise specified. Generally, our facilities are collateral for indebtedness incurred by our subsidiary for the jurisdiction in which the facilities are located.

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,347,000	—	1,347,000
Japan	1,488,000	329,000	1,817,000
Korea	4,419,000	—	4,419,000
Malaysia (1)	386,000	—	386,000
Philippines (2)	765,000	557,000	1,322,000
Portugal	519,000	—	519,000
Taiwan (1)	1,098,000	16,000	1,114,000
Total all facilities	10,022,000	902,000	10,924,000
(1)Land is leased.
(2)As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.
During 2021, we signed a land lease for a new manufacturing facility in Bac Ninh, Vietnam. We anticipate beginning construction of the new facility during 2022.

Our executive offices, which are leased, are located in Tempe, Arizona and Singapore. We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

Item 3.Legal Proceedings

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, acquisitions, licensing, contracts, tax, regulatory compliance, employee relations and other matters. For a discussion of our material legal proceedings, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR.” There were approximately 120 holders of record of our common stock as of February 11, 2022.

DIVIDEND POLICY

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. Each quarter since the adoption of this dividend policy, the Company has declared and paid a quarterly dividend. In November 2021, our Board of Directors approved a quarterly dividend of $0.05 per share, representing a 25% increase.

We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors. Refer to the “Liquidity” section in Item 7 of this Form 10-K for additional information.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1 - October 31	—	$—	—	$91,586,032
November 1 - November 30	—	—	—	91,586,032
December 1 - December 31	173	22.60	—	91,586,032
Total	173	22.60	—

(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with share-based compensation awards issued to employees.

(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that the Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended December 31, 2021, and at December 31, 2021, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

PERFORMANCE GRAPH (1)(2)
(1)The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock performance shown on the performance graph above is not necessarily indicative of future performance. We will not make or endorse any predictions as to Amkor’s future stock performance.
(2)We have added the S&P MidCap 400 index to the performance graph above because we believe that the companies included in that index are most closely aligned with Amkor’s market capitalization.
The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2016 through 2021:

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Amkor Technology, Inc.	$100.00	$95.26	$62.18	$123.22	$143.31	$237.26
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
PHLX Semiconductor	100.00	140.54	132.05	215.58	331.27	473.22
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96

Item 6.<Reserved>

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes comparisons of certain 2021 financial information to the same information for 2020. For discussion of 2020 results in comparison with 2019 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 19, 2021.

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goal is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, optimizing utilization of existing assets, broadening our customer base and selectively growing our scale and scope through strategic investments.

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

We typically look for opportunities in the advanced packaging and test areas where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. In addition, we are seeking to add new customers and to deepen our engagement with existing customers. This includes an expanded emphasis on the automotive and industrial end market where semiconductor content continues to grow and in the analog area for our mainstream wirebond technologies.

From time to time, we identify attractive opportunities to grow our customer base and expand the markets we serve through expansion of our operations, joint ventures, acquisitions and other strategic investments. For example, we have recently announced plans to expand our operations to Vietnam through the construction of a new factory. We believe that taking advantage of these opportunities helps to diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.

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

The full potential effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the ultimate impact that the Covid-19 pandemic will have on the global economy, the semiconductor industry and our business, results of operations and financial condition. While our revenue increased significantly in the year ended December 31, 2021, and we were able to successfully ramp new products during the year, we are subject to industry-wide supply constraints, and these constraints had an effect of restraining growth in some of the end markets we serve. We expect these constraints to persist throughout 2022. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part I, Item 1A of this Form 10-K.
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of December 31, 2021, we had cash and cash equivalents and short-term investments of $826.7 million and $251.5 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part 1, Item 1A of this Form 10-K.
2021 Financial Summary

Our net sales increased $1,087.7 million or 21.5% to $6,138.3 million in 2021 from $5,050.6 million in 2020. The increase was attributable to higher sales in all end markets led by the further adoption of 5G smartphones in the communications end market.

Gross margin increased to 20.0% in 2021 compared to 17.8% in 2020. The increase in gross margin was primarily due to the increase in volume across all of our end markets.

Operating income margin expanded 330 basis points to 12.4% in 2021 from 9.1% in 2020. The increase in our operating income margin was primarily due to our increase in net sales and expansion in gross margin discussed above along with disciplined cost control.

In 2021, our capital expenditures totaled $779.8 million, or 12.7% of net sales compared to $553.0 million, or 10.9% of net sales in 2020. Our spending was primarily focused on investments in advanced packaging and test equipment.

Net cash provided by operating activities was $1,121.3 million for the year ended December 31, 2021, compared to $770.0 million for the year ended December 31, 2020. This increase was primarily due to higher net sales, higher operating profit and an increase in contract liabilities due to customer advance payments. This increase was offset by changes in working capital.

In November 2021, our Board of Directors approved a quarterly dividend of $0.05 per share, a 25% increase. In 2021, we paid total quarterly cash dividends of $51.2 million.
In November 2021, we announced our plans for a new factory location in Bac Ninh, Vietnam. Construction of the first phase is expected to commence in 2022, and high volume manufacturing is expected to begin in mid-2023. Our initial investment is expected to be between $200 million and $250 million.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Materials	46.1%	45.5%	40.0%
Labor	12.3%	13.4%	16.0%
Other manufacturing costs	21.6%	23.3%	28.0%
Gross margin	20.0%	17.8%	16.0%
Operating income	12.4%	9.1%	5.8%
Net income attributable to Amkor	10.5%	6.7%	3.0%

Net Sales

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019
	(In thousands, except percentages)
Net sales	$6,138,329	$5,050,589	$4,052,650	$1,087,740	21.5%	$997,939	24.6%

The $1.1 billion increase in net sales in 2021 compared to 2020 was due to higher sales across all end markets. Sales in the communications end market represented 42% of the increase, driven primarily by the further adoption of 5G smartphones. The automotive and industrial end market recovered in the current year from weakened demand relating to the Covid-19 pandemic in the prior year, representing 25% of our growth in net sales. Sales in the computing end market accounted for 20% of the increase in 2021 due to growth in all applications, primarily due to the shift in cloud computing needs and new product introductions within personal computing. The consumer end market continues to see strong sales, primarily due to demand for both home and personal electronics, and made up the remaining 13% of the increase compared to 2020.
Gross Profit and Gross Margin

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019
	(In thousands, except percentages)
Gross profit	$1,225,554	$900,814	$649,439	$324,740	$251,375
Gross margin	20.0%	17.8%	16.0%	2.2%	1.8%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending upon product mix, utilization and seasonality. Recently, we have expanded our business in advanced SiP modules, which tend to have higher material costs when compared to our other products. As we continue to increase production of these higher material cost modules, there could be an impact on our profitability, depending on overall utilization.

Gross profit and gross margin for 2021 increased compared to 2020, primarily due to the increase in net sales. The increase was partially offset by an increase in fixed costs from our expanded capacity investments and an increase in the mix of products sold with higher material costs.

Selling, General and Administrative

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019
	(In thousands, except percentages)
Selling, general and administrative	$296,084	$302,842	$278,631	$(6,758)	(2.2)%	$24,211	8.7%

Selling, general and administrative expenses decreased in 2021 compared to 2020. The decrease was primarily due to a reduction of $15.1 million in costs incurred for factory consolidation efforts in Japan compared to the prior year. These decreases were partially offset by increased professional fees.

Research and Development

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019
	(In thousands, except percentages)
Research and development	$166,037	$140,727	$137,638	$25,310	18.0%	$3,089	2.2%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs relating to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses in 2021 increased compared to 2020 due to new development projects in advanced packaging technologies, primarily advanced SiP modules.
Other Income and Expense

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019
	(In thousands, except percentages)
Interest expense	$51,508	$64,168	$71,587	$(12,660)	(19.7)%	$(7,419)	(10.4)%
Interest income	(1,065)	(5,449)	(6,655)	$4,384	(80.5)%	$1,206	(18.1)%
Foreign currency (gain) loss, net	723	9,608	1,944	(8,885)	(92.5)%	7,664	>100%
Loss on debt retirement	—	3,042	8,536	(3,042)	(100.0)%	(5,494)	(64.4)%
Other	(2,799)	(806)	(2,052)	(1,993)	>100%	1,246	(60.7)%
Total other expense, net	$48,367	$70,563	$73,360	$(22,196)	(31.5)%	$(2,797)	(3.8)%

Interest expense decreased in 2021 compared to 2020, primarily due to the decrease in our average outstanding debt throughout the year.

Interest income decreased in 2021 compared to 2020, primarily due to lower interest rates in the overall market.

The changes in foreign currency (gain) loss, net for 2021 compared to 2020 were due to foreign currency exchange rate movements, mainly the Korean won, and the associated impact on our net monetary exposure at our foreign subsidiaries.

Income Tax Expense

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019
	(In thousands, except percentages)
Income tax expense	$69,459	$46,183	$37,182	$23,276	$9,001
Effective tax rate	9.7%	11.9%	23.3%

Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location.

The effective tax rate is below the U.S. statutory rate of 21% primarily due to lower tax rates applicable to our operations in some foreign jurisdictions where we earn income. The effective tax rate in 2020 includes a $20.2 million income tax benefit from the recognition of deferred tax assets we expect to utilize in future years.

During 2021, 2020 and 2019, our subsidiaries in Korea, the Philippines and Singapore operated under various tax holidays. The tax holidays granted to certain operations in the Philippines expired during 2020 and 2021. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information about our income tax expense.

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
Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any dividends and purchases of stock under any stock repurchase program, any acquisitions, joint ventures or other investments and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds from debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A of this Form 10-K.

Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 6 and Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on our investments and borrowings, respectively.

As of December 31, 2021, we had cash and cash equivalents and short-term investments of $1,078.3 million. Included in our cash and short-term investments balances as of December 31, 2021, is $918.4 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax. For the year ended December 31, 2021, we estimate that repatriation of this foreign cash and short-term investments would generate withholding taxes and state income taxes of approximately $35 million.
As of December 31, 2021, our net liability associated with unrecognized tax benefits is $38.3 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the year ended December 31, 2021 and 2020, we sold accounts receivable totaling $464.4 million and $499.3 million, net of discounts and fees of $1.2 million and $2.9 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The borrowing base under our $250.0 million first lien senior secured revolving credit facility (the “Singapore Revolver”) entered into by our subsidiary, Amkor Technology Singapore Holding Pte, Ltd. (“ATSH”), is limited to the amount of eligible accounts receivable. As of December 31, 2021, we had availability of $250.0 million and no outstanding standby letters of credit. As of December 31, 2021, our foreign subsidiaries had $316.0 million available for future borrowings under revolving credit facilities, including the Singapore Revolver, and $222.4 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2021, we had debt of $1,138.0 million, with $153.0 million payable within 12 months. As of December 31, 2021, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2021 for variable rate debt, were $235.6 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $44.4 million. We were in compliance with all debt covenants as of December 31, 2021, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and certain of our subsidiaries also guarantee certain debt of our other subsidiaries.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of December 31, 2021, the severance liability was $73.2 million, with $8.2 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan which would require us to fund the converted portion of the liability. In addition, as of December 31, 2021, we had foreign pension plan obligations of $55.2 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We lease certain machinery and equipment, office space, and manufacturing facilities. As of December 31, 2021, our total remaining operating lease obligations and finance lease obligations were $158.7 million and $89.6 million, respectively, with $68.7 million and $33.2 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments. For additional information regarding our leases, please refer to Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of December 31, 2021, the purchase obligations were $460.1 million, with $432.8 million payable within 12 months.

In 2021, we paid total quarterly cash dividends of $51.2 million. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.

Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At December 31, 2021, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. In 2021, our capital expenditures totaled $779.8 million or approximately 12.7% of net sales.

We expect that our 2022 capital expenditures will be approximately $950 million, approximately $100 million of which we expect to spend on the construction of our new Vietnam factory. Ultimately, the amount of our 2022 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
In addition, we are subject to risks associated with our capital expenditures, including those discussed in Part I, Item 1A of this Form 10-K under the caption “We make substantial investments in equipment and facilities to support the demand of our customers, which may materially and adversely affect our business if the demand of our customers does not develop as we expect or is adversely affected.”

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2021 was as follows:

	For the Year Ended December 31
	2021	2020	2019
	(In thousands)
Operating activities	$1,121,295	$770,033	$563,850
Investing activities	(943,879)	(638,705)	(462,489)
Financing activities	(30,102)	(333,719)	108,250

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2021 increased by $351.3 million compared to the year ended December 31, 2020, primarily due to higher net sales, higher operating profit and an increase in contract liabilities due to customer advance payments. This increase was offset by changes in working capital.

Investing activities:  Our cash flow used in investing activities for the year ended December 31, 2021 increased by $305.2 million compared to the year ended December 31, 2020, primarily due to increased payments related to property, plant and equipment and increased net payments for foreign currency forward contracts. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2021 was primarily due to dividend payments, partially offset by net debt borrowing in Korea. The net cash used in financing activities for the year ended December 31, 2020 was primarily due to the net debt repayments in Korea and Taiwan.

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

	For the Year Ended December 31
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$1,121,295	$770,033	$563,850
Payments for property, plant and equipment	(779,779)	(553,021)	(472,433)
Proceeds from sale of and insurance recovery for property, plant and equipment	3,261	3,819	11,655
Free cash flow	$344,777	$220,831	$103,072

Contingencies, Indemnifications and Guarantees

Please refer to Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of contingencies related to litigation and other legal matters.

Critical Accounting Policies and Use of Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our Consolidated Financial Statements appears in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates, including the impact of Covid-19 and any deterioration in the global business and economic environment.

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

Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for years where the statute of limitations remains open in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties, and there can be no assurance that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays or changes in tax laws or regulations could result in increased tax expense and effective tax rates in the future.

Additionally, we monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. With the exception of a certain foreign jurisdiction and select U.S. and foreign carryforwards, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets. We have valuation allowances on certain U.S. federal net operating losses and U.S. foreign tax credit carryforwards expected to expire unused and on select deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Valuation of Inventory.  We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order, or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs, we reduce the carrying value of our inventory. Additionally, we reduce the carrying value of our inventories by the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written off. The forecast of demand and the evaluation of inventory recoverability require estimates and judgment. Although we make an effort to ensure forecasted demand and estimates of inventory are accurate, any unanticipated changes could have a material effect on our financial condition and result of operations.

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

Foreign Currency Risk

The U.S. dollar is our reporting and functional currency for our subsidiaries, except for our Japan operations, where the Japanese yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we generally use natural hedging techniques to reduce foreign currency rate risk. We also use forward contracts to mitigate foreign currency risk of certain monetary assets or liabilities denominated in foreign currencies.
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2021, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2021 would have been approximately $18 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2021, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the year ended December 31, 2021, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2021 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2021 would have been approximately $121 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $16.8 million and a gain of $7.5 million for the years ended December 31, 2021 and 2020, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

Interest Rate Risk
We have interest rate risk with respect to our available-for-sale debt investments. Our investment portfolio consists of various security types and maturities, with a significant portion of our portfolio having maturity of one year or less. Our primary objective with our investment portfolio is to invest available cash while preserving capital and meeting liquidity needs. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the relatively short-term nature of our investment portfolio, we believe that an immediate increase in interest rates will not have a material impact on the fair value of our available-for-sale debt investments. For information regarding our available-for-sale debt investments, see Note 6 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$147,219	$130,272	$96,383	$60,496	$44,695	$568,857	$1,047,922	$1,081,916
Average interest rate	1.4%	1.4%	1.4%	1.7%	2.0%	6.3%	4.1%
Variable rate debt	5,789	49,064	44,000	0	0	0	98,853	101,622
Average interest rate	0.6%	2.8%	1.3%	—%	—%	—%	2.0%
Total debt maturities	$153,008	$179,336	$140,383	$60,496	$44,695	$568,857	$1,146,775	$1,183,538

For information regarding the fair value of our long-term debt, see Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded income tax expense of $69.5 million for the year ended December 31, 2021, and net deferred tax assets of $72.6 million and unrecognized tax benefits of $37.3 million as of December 31, 2021. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Management monitors on an ongoing basis its ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. The Company operates in and files income tax returns in various U.S. and foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

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
February 18, 2022

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$6,138,329	$5,050,589	$4,052,650
Cost of sales	4,912,775	4,149,775	3,403,211
Gross profit	1,225,554	900,814	649,439
Selling, general and administrative	296,084	302,842	278,631
Research and development	166,037	140,727	137,638
Total operating expenses	462,121	443,569	416,269
Operating income	763,433	457,245	233,170
Interest expense	51,508	64,168	71,587
Other (income) expense, net	(3,141)	6,395	1,773
Total other expense, net	48,367	70,563	73,360
Income before taxes	715,066	386,682	159,810
Income tax expense	69,459	46,183	37,182
Net income	645,607	340,499	122,628
Net income attributable to noncontrolling interests	(2,612)	(2,361)	(1,740)
Net income attributable to Amkor	$642,995	$338,138	$120,888
Net income attributable to Amkor per common share:
Basic	$2.64	$1.40	$0.50
Diluted	$2.62	$1.40	$0.50
Shares used in computing per common share amounts:
Basic	243,878	241,509	239,725
Diluted	245,704	242,248	240,122
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$645,607	$340,499	$122,628
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(369)	21	—
Adjustments to unrealized components of defined benefit pension plans	9,834	602	(7,479)
Foreign currency translation	(16,757)	7,532	2,782
Total other comprehensive income (loss)	(7,292)	8,155	(4,697)
Comprehensive income	638,315	348,654	117,931
Comprehensive income attributable to noncontrolling interests	(2,612)	(2,361)	(1,740)
Comprehensive income attributable to Amkor	$635,703	$346,293	$116,191
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$826,744	$698,002
Restricted cash	962	1,007
Short-term investments (amortized cost of $251,959 and $133,744, respectively)	251,530	133,769
Accounts receivable, net of allowances of $440 and $863, respectively	1,258,767	962,643
Inventories	484,959	297,293
Other current assets	33,601	40,218
Total current assets	2,856,563	2,132,932
Property, plant and equipment, net	2,871,058	2,566,002
Operating lease right of use assets	159,742	147,236
Goodwill	24,516	27,325
Restricted cash	3,815	3,188
Other assets	122,860	145,628
Total assets	$6,038,554	$5,022,311

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$153,008	$149,007
Trade accounts payable	828,727	636,434
Capital expenditures payable	210,875	181,339
Short-term operating lease liability	64,233	49,748
Accrued expenses	422,892	299,459
Total current liabilities	1,679,735	1,315,987
Long-term debt	984,988	1,005,339
Pension and severance obligations	120,472	159,610
Long-term operating lease liabilities	83,937	84,420
Other non-current liabilities	196,876	102,996
Total liabilities	3,066,008	2,668,352
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 290,466 and 288,923 shares issued, and 244,315 and 242,829 shares outstanding, respectively	290	289
Additional paid-in capital	1,977,134	1,953,378
Retained earnings	1,163,939	562,502
Accumulated other comprehensive income (loss)	19,978	27,270
Treasury stock, at cost, 46,151 and 46,094 shares, respectively	(219,065)	(217,740)
Total Amkor stockholders’ equity	2,942,276	2,325,699
Noncontrolling interests in subsidiaries	30,270	28,260
Total equity	2,972,546	2,353,959
Total liabilities and equity	$6,038,554	$5,022,311
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2018	285,352	$285	$1,909,425	$113,189	$23,812	(45,967)	$(216,171)	$1,830,540	$25,360	$1,855,900
Net income	—	—	—	120,888	—	—	—	120,888	1,740	122,628
Other comprehensive income (loss)	—	—	—	—	(4,697)	—	—	(4,697)	—	(4,697)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(105)	(1,308)	(1,308)	—	(1,308)
Issuance of stock through share-based compensation plans	1,525	2	11,403	—	—	—	—	11,405	—	11,405
Share-based compensation	—	—	6,911	—	—	—	—	6,911	—	6,911
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(600)	(600)
Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income	—	—	—	338,138	—	—	—	338,138	2,361	340,499
Other comprehensive income (loss)	—	—	—	—	8,155	—	—	8,155	—	8,155
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(22)	(261)	(261)	—	(261)
Issuance of stock through share-based compensation plans	2,046	2	17,609	—	—	—	—	17,611	—	17,611
Share-based compensation	—	—	8,030	—	—	—	—	8,030	—	8,030
Cash dividends declared ($0.04 per common share)	—	—	—	(9,713)	—	—	—	(9,713)	—	(9,713)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(601)	(601)
Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	642,995	—	—	—	642,995	2,612	645,607
Other comprehensive income (loss)	—	—	—	—	(7,292)	—	—	(7,292)	—	(7,292)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,325)	(1,325)	—	(1,325)
Issuance of stock through share-based compensation plans	1,543	1	12,786	—	—	—	—	12,787	—	12,787
Share-based compensation	—	—	10,970	—	—	—	—	10,970	—	10,970
Cash dividends declared ($0.17 per common share)	—	—	—	(41,558)	—	—	—	(41,558)	—	(41,558)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(602)	(602)
Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$645,607	$340,499	$122,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563,582	510,396	524,177
Amortization of deferred debt issuance costs and premiums	2,508	1,979	1,640
Deferred income taxes	10,676	3,143	25,931
Loss on debt retirement	—	3,042	8,536
Loss (gain) on disposal of fixed assets, net	(1,446)	(2,821)	(4,477)
Share-based compensation	10,970	8,030	6,911
Other, net	13,752	(779)	4,394
Changes in assets and liabilities:
Accounts receivable	(298,854)	(106,693)	(124,140)
Inventories	(190,555)	(75,499)	10,208
Other current assets	5,335	(12,348)	(2,369)
Other assets	14,746	(22,614)	2,253
Trade accounts payable	215,646	48,786	38,670
Accrued expenses	108,283	69,151	(33,297)
Pension and severance obligations	(30,013)	(21,535)	(12,216)
Net operating lease ROU asset	(14,781)	871	(127,743)
Operating lease liabilities	16,293	2,537	131,967
Other non-current liabilities	49,546	23,888	(9,223)
Net cash provided by operating activities	1,121,295	770,033	563,850
Cash flows from investing activities:
Payments for property, plant and equipment	(779,779)	(553,021)	(472,433)
Proceeds from sale of property, plant and equipment	3,157	3,819	10,117
Proceeds from insurance recovery for property, plant and equipment	104	—	1,538
Proceeds from foreign exchange forward contracts	16,608	49,226	13,550
Payments for foreign exchange forward contracts	(69,835)	(14,031)	(15,593)
Payments for short-term investments	(414,208)	(535,368)	(5,935)
Proceeds from sale of short-term investments	87,273	247,081	—
Proceeds from maturities of short-term investments	204,679	159,015	6,469
Other investing activities	8,122	4,574	(202)
Net cash used in investing activities	(943,879)	(638,705)	(462,489)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	312,000	272,700
Payments of revolving credit facilities	—	(332,000)	(272,700)
Proceeds from short-term debt	15,514	86,769	51,434
Payments of short-term debt	(19,927)	(87,353)	(52,635)
Proceeds from issuance of long-term debt	353,587	331,033	975,575
Payments of long-term debt	(316,635)	(648,514)	(862,927)
Payments for debt issuance costs	(1,294)	(1,644)	(7,027)
Payments of finance lease obligations	(20,373)	(9,851)	(6,574)
Proceeds from issuance of stock through share-based compensation plans	12,787	17,611	11,405
Payment of dividends	(51,213)	—	—
Other financing activities	(2,548)	(1,770)	(1,001)
Net cash (used in) provided by financing activities	(30,102)	(333,719)	108,250
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(17,990)	6,056	870
Net (decrease) increase in cash, cash equivalents and restricted cash	129,324	(196,335)	210,481
Cash, cash equivalents and restricted cash, beginning of period	702,197	898,532	688,051
Cash, cash equivalents and restricted cash, end of period	$831,521	$702,197	$898,532
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,932	$61,295	$65,992
Income taxes	24,011	43,404	44,495
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	211,421	181,376	77,250
Right of use assets acquired through operating lease liabilities	63,314	41,672	60,963
Right of use assets acquired through finance lease liabilities	73,894	10,517	10,835
Dividends declared and unpaid	58	9,713	—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor was a pioneer in the outsourcing of semiconductor packaging and test services, and over the years we have built a leading position by:
•Designing and developing innovative packaging and test technologies;
•Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;
•Collaborating with customers, foundries, original equipment manufacturers (“OEMs”) and equipment and material suppliers;
•Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution;
•Providing a geographically diverse operating base;
•Focusing on strategic end markets that offer solid growth potential; and
•Developing a competitive cost structure through disciplined capital investment.
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, inventory and long lived assets. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions, including the impact of Covid-19 and any deterioration in the global business and economic environment. Certain prior year amounts have been reclassified to conform to current year presentation.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2021, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $17.2 million and $0.1 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2021, 2020 or 2019. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

The Japanese yen is the functional currency of our Japan operations. The asset and liability amounts of our Japan operations are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at the daily exchange rate. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting transaction exchange gains or losses are included in other expense (income) in the period in which they occur.

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

A significant portion of our revenues is concentrated with a small group of customers (Note 18). Direct sales to our largest customer accounted for 13.7% of our net revenue for the year ended December 31, 2021. The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash, cash equivalents and short-term investments. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. Our short-term investments are principally investments in debt securities with maximum duration of eighteen months and ranges from AAA to BBB rated financial instruments. Our short-term investments are primarily in direct obligations of the US Government or its agencies, corporate bonds, asset backed securities, commercial paper, and municipal bonds. At December 31, 2021, our cash and cash equivalents were primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds.

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, mainly consists of collateral to fulfill foreign trade compliance requirements.

Investments

Generally, we classify our short-term investments in fixed income securities as available-for-sale debt investments. All of our available-for-sale debt investments as of December 31, 2021 are available to fund current operations and are recorded at fair value (Note 6). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.

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
Inventories

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Cost is principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. We review and set our standard costs as needed, but at a minimum on a quarterly basis. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off.

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

Leases

We lease certain machinery and equipment, office space, and manufacturing facilities. Effective January 1, 2019, we adopted the requirements of the Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the modified transition approach without restating the comparative period financial statements or disclosures. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with the non-lease components (e.g., common-area maintenance costs) for all asset classes. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 84 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options to purchase the leased property.

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

Other Assets

Other assets consist principally of deferred tax assets, refundable security deposits and non-current prepaid taxes.

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

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2021 and 2020 were $224.7 million and $146.8 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

At times, the company receives cash payments from customers in advance of the company’s performance. In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability and is included in accrued expenses and other non-current liabilities in the consolidated balance sheets. These contract liabilities are classified as either current or long-term based on the timing of when the company expects to recognize

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

revenue. Contract liabilities were $187.2 million and $51.6 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, the short-term portion of the liability was $117.7 million and $30.3 million, respectively. The remainder of the December 31, 2021 contract liability balance is expected to be recognized in revenue over the next 1-3 years. Revenue recognized during the year that was included in the contract liability balance at the beginning of the period was $29.0 million, $14.1 million, and $16.4 million, for 2021, 2020 and 2019, respectively.

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

We monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. With exception of a certain foreign jurisdiction and select U.S. and foreign carryforwards, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets.

We recognize in our Consolidated Financial Statements the impact of an income tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Related interest and penalties are classified as income taxes in the financial statements. See Note 4 for further discussion regarding unrecognized income tax benefits.

2. Share-Based Compensation Plans

For the years ended December 31, 2021, 2020 and 2019, we recognized share-based compensation of $11.0 million, $8.0 million and $6.9 million, respectively, primarily in selling, general and administrative expenses. The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The corresponding deferred income tax benefits are $1.4 million, $1.3 million and $1.3 million for 2021, 2020 and 2019 respectively.

Equity Incentive Plans
Second Amended and Restated 2007 Equity Incentive Plan. The Second Amended and Restated 2007 Equity Incentive Plan (as amended, the “2007 Plan”) provided for the grant of the following types of incentive awards: (i) stock options; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; (v) performance units and performance

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

shares; and (vi) other stock or cash awards. Those eligible for awards included employees, directors and consultants who provide services to Amkor and its subsidiaries. There were originally 17.0 million shares of our common stock reserved for issuance under the 2007 Plan. No awards have been or will be granted under the 2007 Plan after the effective date of the 2021 Plan (as defined below), but all outstanding awards under the 2007 Plan will continue in full force and effect, subject to their original terms.

2021 Equity Incentive Plan. On May 18, 2021, at our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), our stockholders approved the Amkor Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) to replace the 2007 Plan. The 2021 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; (v) performance units and performance shares; and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The number of shares authorized and available for issuance under the 2021 Plan is 23,100,000 shares, reduced for certain awards granted under the 2007 Plan after December 31, 2020, but before May 18, 2021. There were originally 22.8 million shares of our common stock reserved for issuance under the 2021 Plan, and at December 31, 2021, there were 22.6 million shares available for grant under the 2021 Plan.

Stock options

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a one to four year vesting schedule, and the term of the options granted is no longer than ten years. Upon option exercise, we may issue new shares of common or treasury stock.

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

The following table summarizes our stock option activity for the year ended December 31, 2021:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	4,366	$9.70
Granted	180	19.39
Exercised	(1,335)	9.72
Forfeited or expired	(185)	8.49
Outstanding at December 31, 2021	3,026	$10.34	6.69 years	$43,735
Fully vested at December 31, 2021 and expected to vest thereafter	2,972	$10.30	6.66 years	$43,049
Exercisable at December 31, 2021	1,880	$9.10	5.87 years	$29,502

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Year Ended December 31,
	2021	2020	2019
Expected life (in years)	6.7	5.6	6.0
Risk-free interest rate	1.3%	0.3%	2.5%
Volatility	54%	52%	43%
Dividend yield	0.8%	0.3%	—
Weighted-average grant date fair value per option granted	$9.54	$5.79	$4.06

Total unrecognized compensation expense from stock options was $4.7 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of approximately 1.4 years beginning January 1, 2022. The total intrinsic value of options exercised during fiscal years 2021, 2020, and 2019 was $17.7 million, $8.2 million, and $6.9 million, respectively.
Restricted shares

During the year ended December 31, 2021, we granted restricted shares under both the 2007 Plan (with respect to grants made prior to the effective date of the 2021 Plan) and the 2021 Plan (with respect to grants made after its effective date). Restricted shares granted to our non-employee directors vest on the earlier of the one year anniversary of the grant date or the date of the annual meeting of stockholders immediately following the grant date, subject to the recipient’s continued service as a director of Amkor on the applicable vesting date. Generally, other restricted shares vest ratably over three years, with 8.33% of the shares vesting in equal quarterly installments such that 100% of the shares will become vested on the third anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting date. In addition, provided that the restricted shares have not been forfeited earlier, for certain grants, the restricted shares will vest upon the recipient’s death or disability, or upon a change in control of Amkor. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period.

The following table summarizes our restricted share activity for the year ended December 31, 2021:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	412	$13.47
Awards granted	78	21.68
Awards vested	(207)	13.39
Awards forfeited	—	—
Non-vested at December 31, 2021	283	15.79

Total unrecognized compensation expense from restricted shares was $3.7 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of approximately 1.5 years beginning January 1, 2022.

Restricted stock units

During the year ended December 31, 2021, but prior to the effective date of the 2021 Plan, we granted time-vested restricted stock units (“RSUs”) and performance-vested restricted stock units (“PSUs”) to certain employees under the 2007 Plan. Additionally, during year ended December 31, 2021, we granted RSUs to an employee under the 2021 Plan. RSUs generally vest in four equal installments over a four-year period such that 100% of the RSUs will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the RSUs have not been forfeited earlier, they will generally vest upon the recipient’s death or disability, or upon a change in control of Amkor, in accordance with the terms and conditions of the applicable

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

award agreement. The value of the RSUs is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock prior to vesting, and is recognized ratably over the vesting period.

PSUs generally vest in one installment after a two-year period such that 100% of the PSUs will become vested within 90 days of the second anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting date. For PSUs granted in 2021, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target grant amount based on Cumulative Basic EPS (as defined in the applicable award agreement) over a two-year performance measurement period. In addition, provided the PSUs have not been forfeited earlier, the PSUs will generally vest upon the recipient’s retirement, death or disability, or upon a change of control of Amkor, in accordance with the terms and conditions of the applicable award agreement. The value of the PSUs is initially determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting, and is recognized over the vesting period.

The following table summarizes our RSU and PSU activity for the year ended December 31, 2021:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	—	$—
Awards granted	295	22.48
Awards vested	—	—
Awards forfeited	(9)	22.58
Non-vested at December 31, 2021	286	22.48

Total unrecognized compensation expense from RSUs and PSUs was $5.5 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of approximately 1.9 years beginning January 1, 2022.

3. Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest income	$(1,065)	$(5,449)	$(6,655)
Foreign currency (gain) loss, net	723	9,608	1,944
Loss on debt retirement	—	3,042	8,536
Other	(2,799)	(806)	(2,052)
Total other (income) expense, net	$(3,141)	$6,395	$1,773

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

4. Income Taxes

Geographic sources of income (loss) before taxes are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$81,994	$38,719	$1,138
Foreign	633,072	347,963	158,672
Income before taxes	$715,066	$386,682	$159,810

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$9,649	$4,608	$(179)
State	198	134	3
Foreign	48,936	38,298	11,427
	58,783	43,040	11,251
Deferred:
Federal	20,478	(7,877)	1,832
State	361	(535)	299
Foreign	(10,163)	11,555	23,800
	10,676	3,143	25,931
Income tax expense	$69,459	$46,183	$37,182

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 21% for 2021, 2020 and 2019 and our income tax expense is as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
U.S. federal statutory income tax rate	$150,164	$81,203	$33,560
State taxes, net of federal benefit	2,513	346	293
Foreign income taxed at different rates	(68,007)	(27,988)	(10,600)
Foreign exchange (loss) gain	(16,194)	6,710	84
Excess tax benefits related to share-based compensation	(2,055)	(142)	(315)
Change in valuation allowance	1,047	(15,624)	18,374
Adjustments related to prior years	(1,819)	(2,433)	(2,875)
Income tax credits generated	(36,401)	(21,525)	(9,006)
Foreign earnings and profits	40,919	23,853	3,360
Foreign derived intangible income	(7,587)	(6,339)	(3,195)
Expiration of net operating losses and credits	45	144	3,084
Settlements and changes in uncertain tax positions	5,531	6,801	3,256
Other	1,303	1,177	1,162
Income tax expense	$69,459	$46,183	$37,182

We recorded a valuation allowance against our interest expense carryforward due to the limitation of deductibility of interest expense under current tax law. Realization of the carryforward is dependent on generating sufficient taxable income to overcome the interest limitation provisions. Although utilization of this carryforward is not assured, in light of our current earnings and recent estimates of future taxable income, management believes sufficient positive evidence existed to conclude that the valuation allowance is no longer needed and reversed the $12.4 million valuation allowance in 2020.
As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and Singapore was subject to reduced income tax rates and, in some cases, was exempt from income taxes. We recognized $56.7 million, $27.6 million and $14.7 million in tax benefits as a result of the tax holidays in 2021, 2020 and 2019, respectively. The benefit of the tax holidays on diluted earnings per share was approximately $0.23, $0.11 and $0.06 for 2021, 2020 and 2019, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$36,326	$24,791
Income tax credits	93,257	93,056
Property, plant and equipment	20,181	25,342
Deferred interest expense	3,397	10,306
Accrued liabilities	49,554	57,586
Receivable	30,996	33,295
Unrealized foreign exchange loss	11,409	5,603
Operating lease liabilities	27,446	20,343
Other	13,407	11,741
Total deferred tax assets	285,973	282,063
Valuation allowance	(122,357)	(121,310)
Total deferred tax assets net of valuation allowance	163,616	160,753
Deferred tax liabilities:
Property, plant and equipment	40,334	28,440
Deferred gain	10,873	11,907
Unrealized foreign exchange gain	3,212	5,620
Unbilled receivables	5,218	2,031
Operating lease right of use assets	26,120	19,704
Other	5,241	4,514
Total deferred tax liabilities	90,998	72,216
Net deferred tax assets	$72,618	$88,537
Recognized as:
Other assets	$83,596	$95,045
Other non-current liabilities	(10,978)	(6,508)
Total	$72,618	$88,537

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2021	2020
	(In thousands)
Valuation allowance:
U.S.	$61,074	$62,820
Foreign	61,283	58,490
Total valuation allowance	$122,357	$121,310

Our net operating loss carryforwards (“NOLs”) are as follows:

	December 31,
	2021	2020	Expiration
	(In thousands)
U.S. Federal NOLs	$21,388	$22,683	2022-2024
U.S. State NOLs	55,694	88,170	2022-2038
Foreign NOLs	155,323	85,960	2022-2031

At December 31, 2021 and 2020, a portion of our remaining U.S. federal net operating loss carryforward was reserved with a valuation allowance due to ownership change limitations from a prior year acquisition as well as certain state net operating loss carryforwards expected to expire unused. Also, we have a valuation allowance against a foreign net operating loss carryforward that we do not expect to have sufficient taxable income to realize as of December 31, 2021 and 2020.
Our tax credit carryforwards are as follows:

	December 31,
	2021	2020	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$57,247	$70,265	2026-2031
U.S. Other Tax Credits	138	168	2026
Foreign Tax Credits	35,872	22,623	2022-2031

At December 31, 2021 and 2020, a portion of our U.S. and foreign tax credit carryforwards were reserved with a valuation allowance for the amount expected to expire unused.

Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. For the year ended December 31, 2021, we estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $132.0 million.
We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2011-2021. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. In certain circumstances where we elect to appeal the results of an

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2017-2020 Japan income tax returns, 2015-2020 Malaysia income tax returns, 2018-2020 Philippine income tax returns and our 2016 and 2018 Singapore income tax returns.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$32,598	$26,242	$25,268
Additions based on tax positions related to the current year	9,562	10,427	8,944
Additions for tax positions of prior years	1,740	1,173	188
Reductions for tax positions of prior years	(66)	(280)	(4,539)
Reductions related to settlements with tax authorities	(1,266)	—	(1,886)
Reductions from lapse of statutes of limitations	(5,275)	(4,964)	(1,733)
Balance at December 31	$37,293	$32,598	$26,242

The net increase in our unrecognized tax benefits was $4.7 million from December 31, 2020 to December 31, 2021. The increase was primarily related to income attribution offset by decreases from the lapse of statutes of limitations. At December 31, 2021, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized. It is reasonably possible that unrecognized tax benefits related to income attribution and withholding taxes will decrease in the next 12 months by up to $0.9 million due to the lapse of statutes of limitations in foreign jurisdictions.

The liability related to our unrecognized tax benefits, before interest and penalties, is $32.9 million as of December 31, 2021 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets. The balance of accrued and unpaid interest and penalties is $5.5 million and $4.7 million as of December 31, 2021 and 2020, respectively, and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding is reduced for treasury stock.

Diluted EPS is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, PSUs, RSUs and unvested restricted shares.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$642,995	$338,138	$120,888

Weighted-average number of common shares outstanding — basic	243,878	241,509	239,725
Effect of dilutive securities:
Share-based awards	1,826	739	397
Weighted-average number of common shares outstanding — diluted	245,704	242,248	240,122
Net income attributable to Amkor per common share:
Basic	$2.64	$1.40	$0.50
Diluted	2.62	1.40	0.50

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Share-based awards	112	2,412	5,379

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Investments

The following table summarizes our cash equivalents and available-for-sale debt investments:

	December 31, 2021
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	5,499	—	—	5,499	—	5,499
Corporate bonds	4,921	—	(5)	4,916	—	4,916
Money market funds	269,251	—	—	269,251	269,251	—
Municipal bonds	500	—	—	500	—	500
U.S. government bonds	4,000	—	—	4,000	4,000	—
Total cash equivalents (2)	284,171	—	(5)	284,166	273,251	10,915
Short-term investments
Asset-backed securities	12,915	1	(11)	12,905	—	12,905
Certificate of deposits	12,076	—	—	12,076	12,076	—
Commercial paper	30,691	—	—	30,691	—	30,691
Corporate bonds	179,235	1	(410)	178,826	—	178,826
Foreign government bonds	458	—	(1)	457	—	457
Municipal bonds	8,418	1	(2)	8,417	—	8,417
U.S. government bonds	2,966	—	(8)	2,958	2,958	—
Variable rate demand notes	500	—	—	500	—	500
Total short-term investments	247,259	3	(432)	246,830	15,034	231,796
Total	$531,430	$3	$(437)	$530,996	$288,285	$242,711

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
(2)During the years ended December 31, 2021 and 2020, we sold cash equivalent investments for proceeds of $12.8 million and $27.1 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of December 31, 2021:

	Amortized Cost	Fair Value
Within 1 year	$489,384	$489,057
After 1 year through 5 years	40,595	40,489
After 5 years through 10 years	123	123
After 10 years	$1,328	$1,327
Total	$531,430	$530,996
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.
As of December 31, 2021 and December 31, 2020, the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.7 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

7. Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the year ended December 31, 2021 and 2020, we sold accounts receivable totaling $464.4 million and $499.3 million, net of discounts and fees of $1.2 million and $2.9 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2021	2020
	(In thousands)
Land	$218,140	$221,304
Buildings and improvements	1,711,560	1,625,355
Machinery and equipment	6,277,684	5,736,797
Finance lease machinery and equipment	105,294	40,856
Furniture, fixtures and other equipment	22,125	20,774
Software and computer equipment	232,251	231,171
Construction in progress	74,662	48,602
Total property, plant and equipment	8,641,716	7,924,859
Less accumulated depreciation and amortization	(5,770,658)	(5,358,857)
Total property, plant and equipment, net	$2,871,058	$2,566,002

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Depreciation expense	$562,962	$509,770	$522,011

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Leases

The components of lease expense were as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating lease cost	$64,902	$52,882	$41,559
Finance lease cost
Amortization of leased assets	14,196	6,520	5,240
Interest on lease liabilities	2,768	987	933
Total finance lease cost	16,964	7,507	6,173
Short-term lease cost	6,264	7,188	8,927
Variable lease cost	7,409	5,307	5,416
Net lease cost	$95,539	$72,884	$62,075
Other information related to leases was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$64,786	$53,323	$39,870
Operating cash flows for finance leases	1,745	946	893
Financing cash flows for finance leases	20,373	9,851	6,574

Weighted Average Remaining Lease Term (years)
Operating leases	3.2	3.9	4.7
Finance leases	3.1	3.1	3.6

Weighted Average Discount Rate
Operating leases	3.6%	4.0%	4.2%
Finance leases	3.2%	4.0%	4.6%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities were as follows:

	December 31, 2021
	Operating Leases	Finance Leases
	(In thousands)
2022	$68,653	$33,208
2023	45,762	30,656
2024	17,075	18,075
2025	9,122	2,081
2026	8,769	1,585
Thereafter	9,316	4,003
Total future minimum lease payments	158,697	89,608
Less: Imputed interest	(10,527)	(5,289)
Total	$148,170	$84,319

As of December 31, 2021, we have entered into additional lease agreements that have not yet commenced of approximately $48 million.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
	(In thousands)
Payroll and benefits	$150,883	$143,383
Deferred revenue and customer advances	117,741	30,269
Income taxes payable	38,957	26,602
Short-term finance lease liability	30,919	12,634
Accrued interest	10,789	10,767
Accrued severance plan obligations (Note 12)	8,194	10,837
Other accrued expenses	65,409	64,967
Total accrued expenses	$422,892	$299,459

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2021	2020
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Other	—	2,039
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, applicable bank rate plus 1.11% (1)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	47,064	51,541
Term loan, fixed rate at 1.85%, due April 2024 (2)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028 (3)	50,000	50,000
Term loan, fixed rate at 2.12%, due December 2028 (4)	50,000	—
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (5)	3,789	6,663
Term loan, fixed rate at 0.86%, due June 2022	4,345	14,528
Term loan, fixed rate at 0.60%, due July 2022	1,303	3,390
Term loan, fixed rate at 1.30%, due July 2023	79,075	138,499
Term loan, fixed rate at 1.35%, due December 2024	148,592	220,823
Term loan, fixed rate at 1.20%, due December 2025	75,773	105,569
Term loan, fixed rate at 1.23%, due December 2026 (6)	113,834	—
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	—	28,000
Term loan, LIBOR plus 1.40%, due March 2022	—	18,250
Term loan, LIBOR plus 1.10%, due March 2024 (7)	48,000	—
Other:
$250 million senior secured revolving credit facility, LIBOR plus 1.25%-1.75%, due July 2023 (Singapore) (8)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (9)	—	—
	1,146,775	1,164,302
Less: Unamortized discount and deferred debt costs, net	(8,779)	(9,956)
Less: Short-term borrowings and current portion of long-term debt	(153,008)	(149,007)
Long-term debt	$984,988	$1,005,339
(1)In October 2021, we renewed this revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity or six months after draw of funds, whichever is sooner, and interest is payable monthly in arrears. As of December 31, 2021, $30.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(2)In April 2021, we entered into a ₩80.0 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly. During the year ended December 31, 2021, we borrowed and repaid $138.6 million. As of December 31, 2021, ₩80.0 billion, or approximately $67 million, was available to be drawn.
(3)In December 2018, we entered into a term loan agreement pursuant to which we may borrow up to $90.0 million for capital expenditures. Principal is payable in semiannual installments and interest is payable quarterly in arrears (fixed at a weighted average of 3.88% as of December 31, 2021).
(4)In October 2021, we entered into a term loan agreement with availability of $200.0 million. Principal is payable in semiannual installments after a three-year grace period from the date of the first drawdown, which occurred in December 2021. Interest is payable quarterly. During the year ended December 31, 2021, we borrowed $50.0 million. As of December 31, 2021, $150.0 million was available to be drawn. In February 2022, we borrowed an additional $50.0 million under this agreement.
(5)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of December 31, 2021, $5.2 million was available to be drawn.
(6)In December 2021, we borrowed ¥13.1 billion (US$115.0 million) under a new term loan agreement due December 2026, guaranteed by Amkor Technology, Inc. and our subsidiary, ATSH. Principal is due in 20 equal, quarterly installments plus accrued interest, through maturity.
(7)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly. We immediately borrowed $50.0 million to repay the term loans due March 2022.
(8)In July 2018, our subsidiary, ATSH, entered into a $250.0 million senior secured revolving credit facility, which is guaranteed by Amkor Technology, Inc. The availability for our revolving credit facility is based on the amount of eligible accounts receivable. Principal is payable at maturity. As of December 31, 2021, $250.0 million was available to be drawn.
(9)In December 2019, our subsidiary, Amkor Technology Taiwan, Ltd., entered into a $56.0 million borrowing arrangement. This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. As of December 31, 2021, $36.0 million was available for future borrowings under such credit facility.
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

	December 31,
	2021	2020
Amkor Technology Korea, Inc.:
Term loan, applicable bank rate plus 1.77%, due April 2023	2.86%	2.40%
Amkor Technology Japan, Inc:
Short-term term loans, variable rate	0.29%	0.27%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.60%, due March 2022	—	1.83%
Term loan, LIBOR Plus 1.40%, due March 2022	—	1.63%
Term loan, LIBOR plus 1.10%, due March 2024	1.31%	—

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc. and certain of our subsidiaries guarantee certain debt of our other subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. These restrictions are determined in part by our covenant compliance and on calculations based upon cumulative net income or, in the case of our Singapore Revolver, borrowing availability and do not currently have a material impact on our ability to make dividend payments or stock repurchases.

We were in compliance with all debt covenants at December 31, 2021 and 2020.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2022	$153,008
2023	179,336
2024	140,383
2025	60,496
2026	44,695
Thereafter	568,857
Total debt	$1,146,775

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

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$98,162	$127,547	$142,298
Provision of severance benefits	6,144	6,542	1,306
Severance payments (1)	(22,775)	(42,457)	(10,659)
Foreign currency (gain) loss	(8,186)	6,530	(5,398)
Balance at December 31	73,345	98,162	127,547
Payments remaining with the National Pension Fund	(138)	(158)	(161)
Total accrued severance plan obligations at December 31	73,207	98,004	127,386
Less current portion of accrued severance plan obligations (Note 10)	8,194	10,837	13,408
Non-current portion of accrued severance plan obligations	$65,013	$87,167	$113,978
(1)In 2020 and 2021, some employees accepted our offer to convert their Korean severance plan participation to a defined contribution plan.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$222,509	$207,448
Service cost	25,908	29,848
Interest cost	4,900	4,980
Benefits paid	(10,466)	(8,380)
Actuarial (gain) loss	(7,169)	6,104
Effects of curtailment	(954)	(2,410)
Settlement (1)	(18,042)	(31,804)
Foreign exchange (gain) loss	(16,499)	16,723
Projected benefit obligation at December 31	200,187	222,509
Change in plan assets:
Fair value of plan assets at January 1	155,211	145,158
Actual gain (loss) on plan assets	9,463	11,400
Employer contributions	32,354	25,080
Settlement (1)	(18,042)	(31,804)
Benefits paid	(10,466)	(8,380)
Foreign exchange gain (loss)	(11,508)	13,757
Fair value of plan assets at December 31	157,012	155,211
Funded status of the Plans at December 31	$(43,175)	$(67,298)
(1)In 2020 and 2021, some employees accepted our offer to convert their defined benefit pension plan participation to a defined contribution plan.

	December 31,
	2021	2020
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$11,982	$4,856
Accrued benefit liability (included in pension and severance obligations)	(55,157)	(72,154)
Net amount recognized at year end	$(43,175)	$(67,298)
The accumulated benefit obligation as of December 31, 2021 and 2020 was $151.7 million and $164.7 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2019	$602	$(5,422)	$(4,820)
Amortization and settlement gain included in net periodic pension cost	—	208	208
Net gain (loss) arising during period	—	394	394
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	602	602
Balance at December 31, 2020	602	(4,820)	(4,218)
Amortization and settlement gain included in net periodic pension cost	—	(457)	(457)
Net gain (loss) arising during period	—	10,291	10,291
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	9,834	9,834
Balance at December 31, 2021	$602	$5,014	$5,616
Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2021	2020
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$128,312	$140,424
Aggregate fair value of plan assets	73,159	68,270
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	72,009	76,426
Aggregate fair value of plan assets	24,365	25,292
The following table summarizes total pension expense:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$25,908	$29,848	$31,355
Interest cost	4,900	4,980	5,244
Expected return on plan assets	(5,600)	(5,506)	(6,412)
Recognized actuarial (gain) loss	128	56	(374)
Net periodic pension cost	25,336	29,378	29,813
Curtailment (gain) loss	(954)	—	—
Settlement (gain) loss	(743)	62	(210)
Total pension expense	$23,639	$29,440	$29,603
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2021	2020	2019
Discount rate for determining net periodic pension cost	2.3%	2.5%	3.1%
Discount rate for determining benefit obligations at December 31	2.6%	2.3%	2.5%
Rate of compensation increase for determining net periodic pension cost	3.7%	3.7%	3.6%
Rate of compensation increase for determining benefit obligations at December 31	3.7%	3.7%	3.7%
Expected rate of return on plan assets for determining net periodic pension cost	3.7%	3.8%	5.1%
The measurement date for determining the Plans’ assets and benefit obligations is December 31, each year. Discount rates are generally derived from yield curves constructed from high-quality corporate or foreign government bonds, for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our defined benefit plans in Taiwan as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Bank of Taiwan. Our defined benefit pension plan in Malaysia is a non-funded plan, and as such, no asset exists related to this plan. Our investment strategies for our defined benefit plans in Japan, Korea and the Philippines are based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on asset allocation strategies as follows:

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	67%	31%	2%
Korea defined benefit plan	15%	40%	45%
Philippine defined benefit plan	45%	50%	5%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Cash and cash equivalents	$17	$—	$17	$1,219	$—	$1,219
Equity securities	21,450	—	21,450	16,071	—	16,071
Debt securities
Government bonds	7,536	—	7,536	6,571	—	6,571
Corporate bonds	369	—	369	—	—	—
Treasury notes	8,559	—	8,559	8,069	—	8,069
Mutual and commingled funds
Equity funds	33,619	8,270	41,889	38,939	7,530	46,469
Debt funds	12,774	15,159	27,933	13,720	17,268	30,988
Guaranteed investment contracts	—	37,458	37,458	—	34,281	34,281
Taiwan retirement fund	13,173	—	13,173	12,748	—	12,748
Other, net	(1,947)	575	(1,372)	(2,365)	1,160	(1,205)
Total fair value of pension plan assets	$95,550	$61,462	$157,012	$94,972	$60,239	$155,211
The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $15 million during 2022. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2022	$9,676
2023	11,397
2024	13,334
2025	15,278
2026	16,491
2027 to 2031	113,825
Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $21.8 million, $16.5 million and $13.6 million for 2021, 2020 and 2019, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13. Dividends

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. Each quarter since the adoption of this dividend policy the Company has declared and paid a quarterly dividend. In November 2021, our Board of Directors approved a 25% increase to our quarterly dividend, increasing to $0.05 per share.

14. Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Unrealized Gain (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Balance at December 31, 2019	$—	$(4,820)	$23,935	$19,115
Other comprehensive income (loss) before reclassifications	17	394	7,532	7,943
Amounts reclassified from accumulated other comprehensive income (loss)	4	208	—	212
Other comprehensive income (loss)	21	602	7,532	8,155
Balance at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(454)	10,291	(16,757)	(6,920)
Amounts reclassified from accumulated other comprehensive income (loss)	85	(457)	—	(372)
Other comprehensive income (loss)	(369)	9,834	(16,757)	(7,292)
Balance at December 31, 2021	$(348)	$5,616	$14,710	$19,978

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2021 and 2020, our foreign exchange forward contracts consisted of the following:

	December 31, 2021			December 31, 2020
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$396,946	$(901)	Accrued expenses	$465,192	$1,279	Other current assets
Korean won	125,321	(492)	Accrued Expenses	161,612	190	Other current assets
Philippine peso	4,001	7	Other Current Assets	10,974	(7)	Accrued expenses
Total forward contracts	$526,268	$(1,386)		$637,778	$1,462

For the year ended December 31, 2021, the derivatives resulted in a net loss of $58.8 million, which was offset by the foreign currency gains associated with the underlying net assets or liabilities. For the years ended December 31, 2020 and 2019, the derivatives resulted in a net gain of $35.9 million and $0.1 million respectively, which were offset by the foreign currency losses associated with the underlying net liabilities.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$555,655	$520,436	$570,339	$519,803
Revolving credit facilities and term loans (Level 2)	627,883	617,560	647,557	634,543
Total financial instruments	$1,183,538	$1,137,996	$1,217,896	$1,154,346

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
Purchase Commitments
In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2022 through 2027 are $7.1 million.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

In 2021, we began reporting memory net sales in Advanced Products. Previously, memory net sales were reported in Mainstream Products. Prior year amounts were reclassified to conform to current year presentation. Net sales by product group consist of the following:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Advanced Products	$4,409,207	$3,604,365	$2,481,783
Mainstream Products	1,729,122	1,446,224	1,570,867
Total net sales	$6,138,329	$5,050,589	$4,052,650

(1)Advanced Products include flip chip and wafer-level processing and related test services.
(2)Mainstream Products include wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Year Ended December 31,
	2021	2020	2019
Communications (smart phones, tablets)	41%	41%	38%
Consumer (AR & gaming, connected home, home electronics, wearables)	22%	24%	18%
Automotive and Industrial (ADAS, electrification, infotainment, safety)	21%	20%	27%
Computing (datacenter, infrastructure, PC/laptops, storage)	16%	15%	17%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Japan	$1,253,717	$1,152,641	$1,061,265
Europe, Middle East and Africa	1,061,369	848,301	625,592
Asia Pacific (excluding Japan)	999,591	672,563	487,406
Total foreign countries	3,314,677	2,673,505	2,174,263
United States	2,823,652	2,377,084	1,878,387
Total net sales	$6,138,329	$5,050,589	$4,052,650

In 2021 and 2020, one customer accounted for 13.7% and 14.5% of total net sales, respectively. No single customer accounted for more than 10% of net sales in 2019.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2021	2020
	(In thousands)
China	$431,862	$397,849
Japan	147,253	172,520
Korea	1,719,842	1,428,855
Malaysia	33,416	37,718
Philippines	189,478	187,108
Portugal	79,326	69,458
Taiwan	264,540	264,959
Other foreign countries	694	910
Total foreign countries	2,866,411	2,559,377
United States	4,647	6,625
Total property, plant and equipment, net	$2,871,058	$2,566,002

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
Japan Consolidation Activities
During the year ended December 31, 2021, we recorded restructuring charges of $2.9 million associated with our Japan factory consolidation efforts. We recorded these charges to selling, general and administrative expenses within the Consolidated Statements of Income. We completed these restructuring actions in the second quarter of 2021.

	Facility Costs (1)	Employee Separation Costs	Other Exit Costs (2)	Total
	(In thousands)
Accrual at December 31, 2019	$2,196	$271	$174	$2,641
Charges	9,679	5,548	2,779	18,006
Cash payments	(7,536)	(4,056)	(2,731)	(14,323)
Non-cash amounts	26	(4)	(3)	19
Accrual at December 31, 2020	$4,365	$1,759	$219	$6,343
Charges	2,077	496	360	$2,933
Cash Payments	(5,733)	(2,253)	(578)	$(8,564)
Non-cash Amounts	(709)	(2)	(1)	(712)
Accrual at December 31, 2021	$—	$—	$—	$—

Total cumulative charges incurred to date	$16,255	$8,754	$3,884	$28,893
Estimated additional charges to be incurred	—	—	—	$—
(1)Facility costs primarily consist of equipment relocation costs directly resulting from the restructuring actions.
(2)Other exit costs primarily consist of employee relocation and training costs directly resulting from the restructuring actions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2019	$118,560	21,496	(3,122)	$136,934
Year ended at December 31, 2020	$136,934	(15,311)	(313)	$121,310
Year ended at December 31, 2021	$121,310	3,653	(2,606)	$122,357

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to our Code of Business Conduct (the “Code of Business Conduct”) as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”).

The Code of Business Conduct is written and is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Business Conduct and our Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our website (http://www.amkor.com). We intend to disclose on our website future amendments or waivers of the Code of Business Conduct required to be disclosed pursuant to applicable rules and regulations.

Item 11.Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to the Proxy Statement.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2021:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (In thousands)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (In thousands)
Equity compensation plan approved by stockholders (2)	3,312	(3)	$10.34	22,558	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total equity compensation plans	3,312			22,558
(1) Calculated without taking into account shares of common stock subject to outstanding RSUs and PSUs that will become issuable as those units vest without any cash consideration or other payment required for such shares.
(2) Consists of the 2007 Plan and the 2021 Plan.
(3) Includes 0.3 million shares of common stock subject to RSUs and PSUs, which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria.
(4) Represents the number of shares of common stock available for issuance under the 2021 Plan, as adjusted to account for full-value awards, which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.5 for each full-value award previously awarded. The 2007 Plan terminated on the date of the 2021 Annual Meeting, and, accordingly, there were no shares available for future grants under the 2007 Plan as of December 31, 2021. However, if an award under the 2021 Plan or under the 2007 Plan is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the 2021 Plan on a 1:1 basis for options and stock appreciation rights and on a 1.5:1 basis for all other equity awards.
The 2021 Plan, which was approved by our stockholders at the 2021 Annual Meeting, superseded and replaced the 2007 Plan. As of December 31, 2021, a total of 22.6 million shares were available for issuance under the 2021 Plan. Shares available for issuance under our 2021 Plan can be granted pursuant to stock options, restricted stock, RSUs, stock appreciation rights, PSUs and performance shares. For additional information regarding the 2007 Plan and the 2021 Plan, see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions” and “Proposal One — Election of Directors” in the Proxy Statement.

Item 14.Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements and schedules filed as part of this Form 10-K are listed in the index under Part II, Item 8 of this Form 10-K.

The exhibits required by Item 601 of Regulation S-K that are filed with this Form 10-K or incorporated by reference herein are set forth below. Management contracts or compensatory plans or arrangements are identified by an asterisk.

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	POSAM		—	8/26/98
3.3	Restated Bylaws as amended on November 5, 2013.	10-K	12/31/13	3.3	2/28/14
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated March 15, 2019, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2027.	8-K		4.1	3/5/19
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	12/31/19	4.3	2/19/20
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Employment Letter Agreement, dated February 27, 2017, between Amkor Technology, Inc. and Stephen D. Kelley.*	8-K		10.1	3/3/17
10.4	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.5	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.6	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.7	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.8	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan*	10-Q	6/30/19	10.3	8/1/19
10.9	Form of Global Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.1	7/30/20

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.10	Form of Global Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.2	7/30/20
10.11	Form of Global Outside Director Nonstatutory Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.1	10/30/20
10.12	Form of Global Outside Director Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.2	10/30/20
10.13	Form of Global Performance-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.1	2/5/21
10.14	Form of Global Time-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.2	2/5/21
10.15	Amkor Technology, Inc. 2021 Equity Incentive Plan*	8-K		10.1	5/20/21
10.16	Form of Global Non-Employee Director Nonstatutory Stock Option Award Agreement*	8-K		10.2	5/20/21
10.17	Form of Global Non-Employee Director Restricted Stock Award Agreement*	8-K		10.3	5/20/21
10.18	Form of Global Stock Option Award Agreement*	8-K		10.4	5/20/21
10.19	Form of Global Restricted Stock Award Agreement*	8-K		10.5	5/20/21
10.20	Form of Global Performance-Vested Restricted Stock Unit Award Agreement*	8-K		10.6	5/20/21
10.21	Form of Global Time-Vested Restricted Stock Unit Award Agreement*	8-K		10.7	5/20/21
10.22	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.23	Employment Letter Agreement, dated June 24, 2020, between Amkor Technology, Inc. and Guillaume Marie Jean Rutten.*	10-Q	6/30/20	10.3	10/30/20
10.24	Separation Agreement and Release, effective July 4, 2020, between Amkor Technology, Inc. and Stephen D. Kelley.*	10-Q	6/30/20	10.4	10/30/20
10.25	Separation and Release Agreement, dated September 27, 2021, between Amkor Technology, Inc. and John C. Stone*	10-Q	9/30/21	10.1	10/29/21
10.26	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.1	7/19/18
10.27	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.2	7/19/18
10.28	Loan and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	8-K		10.3	7/19/18

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.29	Amendment to Loan and Security Agreement, dated as of July 8, 2019, by and amount Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	10-Q	6/30/19	10.2	8/1/19
10.30	Guaranty and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology, Inc., and Bank of America, N.A.	8-K		10.4	7/19/18
10.31	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.1	12/26/19
10.32	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.2	12/26/19
10.33	Deed of Guaranty by Amkor Technology Singapore Holding Pte. Ltd. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.3	12/26/19
10.34	Non-Employee Director Compensation Policy					X
10.35	Form of Global Non-Employee Director Time-Vested Restricted Stock Unit Award Agreement*					X
10.36	Amendment One to the Amkor Technology, Inc. 2021 Equity Incentive Plan*					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*  Indicates management compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Guillaume Marie Jean Rutten
Guillaume Marie Jean Rutten President and Chief Executive Officer
	Date:	February 18, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Guillaume Marie Jean Rutten and Megan Faust, and each of them, his or her attorneys-in-fact, and agents, each with the power of substitution, for and in the name, place and stead of such person, in any and all capacities, to sign any and all amendments to this Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guillaume Marie Jean Rutten	President and Chief Executive Officer	February 18, 2022
Guillaume Marie Jean Rutten	(Principal Executive Officer)

/s/ Megan Faust	Executive Vice President and Chief Financial Officer	February 18, 2022
Megan Faust	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Kim	Executive Chairman	February 18, 2022
James J. Kim

/s/ Susan Y. Kim	Executive Vice Chairman	February 18, 2022
Susan Y. Kim

/s/ Douglas A. Alexander	Director	February 18, 2022
Douglas A. Alexander

/s/ Roger A. Carolin	Director	February 18, 2022
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 18, 2022
Winston J. Churchill

/s/ Daniel Liao	Director	February 18, 2022
Daniel Liao

/s/ MaryFrances McCourt	Director	February 18, 2022
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 18, 2022
Robert R. Morse

/s/ Gil C. Tily	Director	February 18, 2022
Gil C. Tily

/s/ David N. Watson	Director	February 18, 2022
David N. Watson