Form 10-Q
period 2022-03-31
AMKOR TECHNOLOGY, INC.
filed 2022-05-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 29, 2022 was 244,779,154.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2022, including expenditures in support of our announced expansion into Vietnam and our advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in this market, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for our new manufacturing facility in Vietnam and (22) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2021 Form 10-K, and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline, and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update such information, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net sales	$1,596,816	$1,326,150
Cost of sales	1,271,486	1,060,616
Gross profit	325,330	265,534
Selling, general and administrative	76,959	76,768
Research and development	38,363	44,318
Total operating expenses	115,322	121,086
Operating income	210,008	144,448
Interest expense	14,148	12,673
Other (income) expense, net	(5,096)	89
Total other expense, net	9,052	12,762
Income before taxes	200,956	131,686
Income tax expense	29,728	11,667
Net income	171,228	120,019
Net income attributable to non-controlling interests	(565)	(210)
Net income attributable to Amkor	$170,663	$119,809

Net income attributable to Amkor per common share:
Basic	$0.70	$0.49
Diluted	$0.69	$0.49

Shares used in computing per common share amounts:
Basic	244,403	243,267
Diluted	246,000	245,129
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$171,228	$120,019
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(1,077)	(32)
Adjustments to unrealized components of defined benefit pension plans	4	25
Foreign currency translation	(8,409)	(11,440)
Total other comprehensive income (loss)	(9,482)	(11,447)
Comprehensive income	161,746	108,572
Comprehensive income attributable to non-controlling interests	(565)	(210)
Comprehensive income attributable to Amkor	$161,181	$108,362
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$854,802	$826,744
Restricted cash	637	962
Short-term investments (amortized cost of $308,591 and $251,959 in 2022 and 2021, respectively)	307,016	251,530
Accounts receivable, net of allowances	1,201,007	1,258,767
Inventories	516,437	484,959
Other current assets	59,656	33,601
Total current assets	2,939,555	2,856,563
Property, plant and equipment, net	2,938,742	2,871,058
Operating lease right of use assets	180,883	159,742
Goodwill	23,182	24,516
Restricted cash	3,692	3,815
Other assets	139,733	122,860
Total assets	$6,225,787	$6,038,554
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$156,692	$153,008
Trade accounts payable	753,279	828,727
Capital expenditures payable	267,598	210,875
Short-term operating lease liability	71,229	64,233
Accrued expenses	374,319	422,892
Total current liabilities	1,623,117	1,679,735
Long-term debt	1,087,408	984,988
Pension and severance obligations	116,138	120,472
Long-term operating lease liabilities	86,300	83,937
Other non-current liabilities	186,002	196,876
Total liabilities	3,098,965	3,066,008
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 290,687 and 290,466 shares issued; and 244,532 and 244,315 shares outstanding in 2022 and 2021, respectively	291	290
Additional paid-in capital	1,982,113	1,977,134
Retained earnings	1,322,370	1,163,939
Accumulated other comprehensive income (loss)	10,496	19,978
Treasury stock, at cost, 46,155 and 46,151 shares in 2022 and 2021, respectively	(219,147)	(219,065)
Total Amkor stockholders’ equity	3,096,123	2,942,276
Non-controlling interests in subsidiaries	30,699	30,270
Total equity	3,126,822	2,972,546
Total liabilities and equity	$6,225,787	$6,038,554
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	170,663	—	—	—	170,663	565	171,228
Other comprehensive income (loss)	—	—	—	—	(9,482)	—	—	(9,482)	—	(9,482)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(4)	(82)	(82)	—	(82)
Issuance of stock through share-based compensation plans	221	1	1,482	—	—	—	—	1,483	—	1,483
Share-based compensation	—	—	3,497	—	—	—	—	3,497	—	3,497
Cash dividends declared ($0.05 per common share)	—	—	—	(12,232)	—	—	—	(12,232)	—	(12,232)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(136)	(136)
Balance at March 31, 2022	290,687	$291	$1,982,113	$1,322,370	$10,496	(46,155)	$(219,147)	$3,096,123	$30,699	$3,126,822

Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	119,809	—	—	—	119,809	210	120,019
Other comprehensive income (loss)	—	—	—	—	(11,447)	—	—	(11,447)	—	(11,447)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,321)	(1,321)	—	(1,321)
Issuance of stock through share-based compensation plans	942	1	8,560	—	—	—	—	8,561	—	8,561
Share-based compensation	—	—	2,393	—	—	—	—	2,393	—	2,393
Cash Dividends declared ($0.04 per common share)	—	—	—	(9,777)	—	—	—	(9,777)	—	(9,777)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(150)	(150)
Balance at March 31, 2021	289,865	$290	$1,964,331	$672,534	$15,823	(46,151)	$(219,061)	$2,433,917	$28,320	$2,462,237
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$171,228	$120,019
Depreciation and amortization	148,192	135,390
Other operating activities and non-cash items	11,061	2,370
Changes in assets and liabilities	(164,303)	(80,991)
Net cash provided by operating activities	166,178	176,788
Cash flows from investing activities:
Payments for property, plant and equipment	(158,154)	(110,351)
Proceeds from sale of property, plant and equipment	416	547
Proceeds from foreign exchange forward contracts	1,828	2,960
Payments for foreign exchange forward contracts	(29,803)	(28,306)
Payments for short-term investments	(125,693)	(92,879)
Proceeds from sale of short-term investments	4,246	19,838
Proceeds from maturities of short-term investments	66,694	43,790
Other investing activities	457	29
Net cash used in investing activities	(240,009)	(164,372)
Cash flows from financing activities:
Proceeds from short-term debt	18,112	3,679
Payments of short-term debt	(3,790)	(7,803)
Proceeds from issuance of long-term debt	150,000	50,000
Payments of long-term debt	(35,973)	(79,684)
Payments of finance lease obligations	(7,538)	(3,216)
Payments of dividends	(12,228)	(19,457)
Other financing activities	653	7,037
Net cash provided by (used in) financing activities	109,236	(49,444)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(7,795)	(10,397)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,610	(47,425)
Cash, cash equivalents and restricted cash, beginning of period	831,521	702,197
Cash, cash equivalents and restricted cash, end of period	$859,131	$654,772
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$268,146	$273,971
Right of use assets acquired through finance lease liabilities	6,438	—
Right of use assets acquired through operating lease liabilities	27,246	8,109
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited, pursuant to the rules and regulations of the SEC. The December 31, 2021 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2021 Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Unbilled Receivables. Total unbilled receivables as of March 31, 2022 and December 31, 2021 were $220.4 million and $224.7 million, respectively.
Contract Liabilities. Contract liabilities were $175.1 million and $187.2 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the short-term portions of the liabilities were $112.8 million and $117.7 million, respectively. The remainder of the March 31, 2022 contract liability balance is expected to be recognized in revenue over the next 1-3 years. Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the contract liabilities balance at the beginning of the period was $28.9 million and $8.1 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group.

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Advanced products (1)	$1,156,508	$920,655
Mainstream products (2)	440,308	405,495
Total net sales	$1,596,816	$1,326,150
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2022	2021
Communications (smart phones, tablets)	41%	40%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	21%	22%
Consumer (AR & gaming, connected home, home electronics, wearables)	19%	21%
Computing (data center, infrastructure, PC/laptop, storage)	19%	17%
Total net sales	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Interest income	$(603)	$(279)
Foreign currency (gain) loss, net	(4,301)	619
Loss on debt retirement	97	—
Other	(289)	(251)
Other (income) expense, net	$(5,096)	$89

4.    Income Taxes
Income tax expense of $29.7 million for the three months ended March 31, 2022 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $37.3 million as of December 31, 2021 to $36.7 million as of March 31, 2022, primarily due to settlement of examinations offset by increases related to income attribution. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$170,663	$119,809

Weighted-average number of common shares outstanding - basic	244,403	243,267
Effect of dilutive securities:
Share-based awards	1,597	1,862
Weighted-average number of common shares outstanding - diluted	246,000	245,129
Net income attributable to Amkor per common share:
Basic	$0.70	$0.49
Diluted	0.69	0.49
There were no anti-dilutive shares for the three months ended March 31, 2022 and 2021.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(1,087)	—	(8,409)	(9,496)
Amounts reclassified from accumulated other comprehensive income (loss)	10	4	—	14
Other comprehensive income (loss)	(1,077)	4	(8,409)	(9,482)
Accumulated other comprehensive income (loss) at March 31, 2022	$(1,425)	$5,620	$6,301	$10,496

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(59)	—	(11,440)	$(11,499)
Amounts reclassified from accumulated other comprehensive income (loss)	27	25	—	$52
Other comprehensive income (loss)	(32)	25	(11,440)	(11,447)
Accumulated other comprehensive income (loss) at March 31, 2021	$(11)	$(4,193)	$20,027	$15,823
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of March 31, 2022 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	March 31, 2022
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$53,513	$—	$—	$53,513	$—	$53,513
Corporate bonds	12,686	4	(4)	12,686	—	12,686
Foreign government bonds	2,000	—	—	2,000	—	2,000
Money market funds	122,048	—	—	122,048	122,048	—
Municipal bonds	750	—	—	750	—	750
U.S. government bonds	13,298	—	—	13,298	13,298	—
U.S. government agency bonds	6,000	—	—	6,000	—	6,000
Total cash equivalents	210,295	4	(4)	210,295	135,346	74,949
Short-term investments
Asset-backed securities	20,503	1	(59)	20,445	—	20,445
Certificate of deposits	17,525	—	—	17,525	17,525	—
Commercial paper	24,736	—	—	24,736	—	24,736
Corporate bonds	229,958	3	(1,485)	228,476	—	228,476
Foreign government bonds	458	—	(3)	455	—	455
Municipal bonds	5,101	—	(5)	5,096	—	5,096
U.S. government bonds	5,164	—	(27)	5,137	5,137	—
Variable rate demand notes	500	—	—	500	—	500
Total short-term investments	303,945	4	(1,579)	302,370	22,662	279,708
Total	$514,240	$8	$(1,583)	$512,665	$158,008	$354,657

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2021
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$5,499	$—	$—	$5,499	$—	$5,499
Corporate bonds	4,921	—	(5)	4,916	—	4,916
Money market funds	269,251	—	—	269,251	269,251	—
Municipal bonds	500	—	—	500	—	500
U.S. government bonds	4,000	—	—	4,000	4,000	—
Total cash equivalents	284,171	—	(5)	284,166	273,251	10,915
Short-term investments
Asset-backed securities	12,915	1	(11)	12,905	—	12,905
Certificate of deposits	12,076	—	—	12,076	12,076	—
Commercial paper	30,691	—	—	30,691	—	30,691
Corporate bonds	179,235	1	(410)	178,826	—	178,826
Foreign government bonds	458	—	(1)	457	—	457
Municipal bonds	8,418	1	(2)	8,417	—	8,417
U.S. government bonds	2,966	—	(8)	2,958	2,958	—
Variable rate demand notes	500	—	—	500	—	500
Total short-term investments	247,259	3	(432)	246,830	15,034	231,796
Total	$531,430	$3	$(437)	$530,996	$288,285	$242,711
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of March 31, 2022:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$468,815	$467,572
After 1 year through 5 years	43,525	43,195
After 5 years through 10 years	572	570
After 10 years	1,328	1,328
Total	$514,240	$512,665
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.
As of March 31, 2022, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.6 million. As of December 31, 2021, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2022 and 2021, we sold receivables totaling $92.2 million and $106.3 million, respectively, net of discounts and fees of $0.2 million for each period.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Land	$216,639	$218,140
Buildings and improvements	1,744,892	1,711,560
Machinery and equipment	6,432,040	6,277,684
Finance lease assets	110,452	105,294
Software and computer equipment	233,581	232,251
Furniture, fixtures and other equipment	22,585	22,125
Construction in progress	68,670	74,662
Total property, plant and equipment	8,828,859	8,641,716
Accumulated depreciation and amortization	(5,890,117)	(5,770,658)
Total property, plant and equipment, net	$2,938,742	$2,871,058

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Depreciation expense	$148,040	$135,232

10.    Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Deferred revenue and customer advances	$112,806	$117,741
Payroll and benefits	107,835	150,883
Income taxes payable	48,972	38,957
Short-term finance lease liabilities	34,406	30,919
Accrued severance plan obligations	8,492	8,194
Accrued interest	2,194	10,789
Other accrued expenses	59,614	65,409
Total accrued expenses	$374,319	$422,892

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	March 31, 2022	December 31, 2021
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30 million revolving credit facility, applicable bank rate plus 1.11% (1)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	46,207	47,064
Term loan, fixed rate at 1.85%, due April 2024 (2)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028	50,000	50,000
Term loan, fixed rate at 2.12% , due December 2028 (3)	200,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (4)	17,666	3,789
Term loan, fixed rate at 0.86%, due June 2022	2,054	4,345
Term loan, fixed rate at 0.60%, due July 2022	822	1,303
Term loan, fixed rate at 1.30%, due July 2023	64,092	79,075
Term loan, fixed rate at 1.35%, due December 2024	128,800	148,592
Term loan, fixed rate at 1.20%, due December 2025	67,173	75,773
Term loan, fixed rate at 1.23%, due December 2026	102,260	113,834
Other:
Term loans, LIBOR plus 1.10%, due March 2024 (China) (5)	48,000	48,000
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (6)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (7)	—	—
$600.0 million senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (6)	—	—
	1,252,074	1,146,775
Less: Unamortized discount and deferred debt costs, net	(7,974)	(8,779)
Less: Short-term borrowings and current portion of long-term debt	(156,692)	(153,008)
Long-term debt	$1,087,408	$984,988
(1)In October 2021, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity or six months after draw of funds, whichever is sooner, and interest is payable monthly in arrears. As of March 31, 2022, $30.0 million was available to be drawn.
(2)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. As of March 31, 2022, ₩80.0 billion, or approximately $66 million, was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In October 2021, we entered into a term loan agreement with availability of $200.0 million. The loan will mature seven years from the date of the first drawdown, which occurred in December 2021 for $50.0 million. Principal is payable in semiannual installments after a three-year grace period from the date of the first drawdown. Interest is payable quarterly at a fixed rate of 2.12%. During the three months ended March 31, 2022, we borrowed the remaining $150.0 million under this loan.
(4)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of March 31, 2022 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.15% to 0.30% (weighted average of 0.28% as of March 31, 2022). As of March 31, 2022, $4.1 million was available to be drawn.
(5)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at an annual base rate equal to the London Interbank Offered Rate, as administered by the International Exchange Benchmark Administration (“LIBOR”), plus 1.10% (weighted average of 2.01% as of March 31, 2022).
(6)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”), entered into a $250.0 million senior secured revolving credit facility. In March 2022, this agreement was terminated and replaced with a $600.0 million senior secured revolving credit facility entered into by ATSH in March 2022 (the “2022 Singapore Revolver”). The 2022 Singapore Revolver is guaranteed by Amkor Technology, Inc. (“ATI”), Amkor Technology Taiwan Ltd. (“ATT”) and Amkor Advanced Technology Taiwan, Inc. (“AATT”). The borrowing availability for the 2022 Singapore Revolver is limited to a base amount equal to $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2022, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
(7)In December 2019, our subsidiary, ATT, entered into a $56.0 million borrowing arrangement (the “ATT Loan”). This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. In March 2022, in connection with our entry into the 2022 Singapore Revolver, the ATT Loan was amended to reduce the availability of the revolving credit facility from $36.0 million to $15.0 million. As of March 31, 2022, $15.0 million was available for future borrowings under such credit facility.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. The carrying value of all collateral exceeds the carrying amount of the collateralized debt.
The debt of ATI is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, ATI, ATT, AATT and ATSH guarantee certain debt of our subsidiaries.
The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. These restrictions are determined in part by calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
We were in compliance with all debt covenants at March 31, 2022.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Service cost	$5,418	$6,787
Interest cost	1,258	1,242
Expected return on plan assets	(1,493)	(1,429)
Recognized actuarial loss	13	31
Net periodic pension cost	$5,196	$6,631
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Defined contribution expense	$7,948	$6,756

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.
As of March 31, 2022 and December 31, 2021, our foreign exchange forward contracts consisted of the following:

	March 31, 2022			December 31, 2021
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$349,288	$5,159	Other current assets	$396,946	$(901)	Accrued expenses
Korean won	117,707	(157)	Accrued expenses	125,321	(492)	Accrued expenses
Philippine peso	7,519	25	Other current assets	4,001	7	Other current assets
Singapore dollar	21,497	86	Other current assets	—	—
Total forward contracts	$496,011	$5,113		$526,268	$(1,386)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three months ended March 31, 2022 and 2021, the derivatives resulted in a net loss of $22.3 million and $34.9 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities.

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
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$542,729	$520,601	$555,655	$520,436
Revolving credit facilities and term loans (Level 2)	719,368	723,499	627,883	617,560
Total debt	$1,262,097	$1,244,100	$1,183,538	$1,137,996
The estimated fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans is calculated using a discounted cash flow analysis, which utilizes market-based assumptions, including forward interest rates adjusted for credit risk.

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
Lease Commitments
As of March 31, 2022 we have entered into additional lease agreements that have not yet commenced of approximately $48 million.

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
We are an industry leader in developing and commercializing advanced packaging and test technologies. We believe these advanced technology solutions provide substantial value to our customers, particularly in the mobile communications market, where growth generally outpaces the overall semiconductor industry. Advanced packages are now the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The demand for advanced packages is also being driven by second-wave mobile device customers, who are transitioning out of wirebond into wafer-level and flip chip packages. Interest in advanced packages for automotive applications is growing as well, largely due to new, data-intensive applications, which require increased pin count and performance. We believe that our technology leadership and this technology transition create significant growth opportunities for us.
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
From time to time, we identify attractive opportunities to grow our customer base and broaden the markets we serve through expansion of our operations, joint ventures, acquisitions and other strategic investments. For example, we have recently announced plans to expand our operations to Vietnam through the construction of a new factory. We believe that taking advantage of these opportunities helps to diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.
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
The full effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the prolonged impact that the Covid-19 pandemic will have on the global economy, the semiconductor industry and our business, results of operations and financial condition. In March 2022, the Chinese government, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, mandated a temporary lockdown of our Shanghai factory. Although we anticipate that our Shanghai facility will return to normal operating levels during the second quarter, we do not expect our regular seasonal trend of higher net sales for the second quarter compared to the first quarter to hold in the current year. Additionally, other national, regional and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part II, Item 1A.
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of March 31, 2022, we had cash and cash equivalents and short-term investments of $854.8 million and $307.0 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.
Financial Summary
Our net sales increased $270.7 million, or 20.4%, to $1,596.8 million for the three months ended March 31, 2022, compared to $1,326.2 million for the three months ended March 31, 2021. The increase was attributable to higher sales of advanced products primarily in the communications and computing end markets.
Gross margin for the three months ended March 31, 2022 increased to 20.4%, compared to 20.0% for the three months ended March 31, 2021. The increase in gross margin was primarily due to the increase in net sales and high factory utilization, partially offset by an increase in the mix of products sold with higher material content.
Operating income margin expanded 230 basis points to 13.2% for the three months ended March 31, 2022 from 10.9% for the three months ended March 31, 2021. The increase in our operating income margin was primarily due to our increase in net sales and expansion in gross margin discussed above along with disciplined cost control and a decrease in research and development expenses due to projects that moved into production.
Our capital expenditures totaled $158.2 million for the three months ended March 31, 2022, compared to $110.4 million for the three months ended March 31, 2021. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $166.2 million for the three months ended March 31, 2022, compared to $176.8 million for the three months ended March 31, 2021. This decrease was primarily due to changes in working capital, partially offset by higher net sales and operating profit.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Materials	46.7%	43.2%
Labor	11.5%	13.8%
Other manufacturing costs	21.4%	23.0%
Gross margin	20.4%	20.0%
Operating income	13.2%	10.9%
Net income attributable to Amkor	10.7%	9.0%

Net Sales

	For the Three Months Ended March 31,
	2022	2021	Change
	(In thousands, except percentages)
Net sales	$1,596,816	$1,326,150	$270,666	20.4%
The $270.7 million increase in net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to higher sales of advanced products primarily in the communications and computing markets. Sales in the communications end market represented 43% of the increase, driven primarily by the further adoption of 5G smartphones. The increase in the computing end market, which represented 29% of the increase, is primarily due to the shift in cloud computing needs.
Gross Profit and Gross Margin

	For the Three Months Ended March 31,
	2022	2021	Change
	(In thousands, except percentages)
Gross profit	$325,330	$265,534	$59,796
Gross margin	20.4%	20.0%	0.4%
Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending upon product mix, utilization and seasonality. We have expanded our business in advanced system-in-package (“SiP”) modules, which tend to have higher material costs when compared to our other products. As we continue to increase production of these higher material cost modules, there could be an impact on our profitability, depending on overall utilization.
Gross profit and gross margin increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increase in net sales and high factory utilization, partially offset by an increase in the mix of products sold with higher material content.
Selling, General and Administrative

	For the Three Months Ended March 31,
	2022	2021	Change
	(In thousands, except percentages)
Selling, general and administrative	$76,959	$76,768	$191	0.2%
Selling, general and administrative expenses have remained consistent between the three months ended March 31, 2022 and the three months ended March 31, 2021.
Research and Development

	For the Three Months Ended March 31,
	2022	2021	Change
	(In thousands, except percentages)
Research and development	$38,363	$44,318	$(5,955)	(13.4)%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs relating to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 due to projects that moved into production, partially offset by new development projects in advanced packaging technologies, primarily advanced SiP modules.
Other Income and Expense

	For the Three Months Ended March 31,
	2022	2021	Change
	(In thousands, except percentages)
Interest expense	$14,148	$12,673	$1,475	11.6%
Interest income	(603)	(279)	(324)	>100%
Foreign currency (gain) loss, net	(4,301)	619	(4,920)	>(100)%
Loss on debt retirement	97	—	97	100%
Other (income) expense, net	(289)	(251)	(38)	15.1%
Total other expense, net	$9,052	$12,762	$(3,710)	(29.1)%
Interest expense increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increase in our average outstanding debt throughout the period.
The changes in foreign currency (gain) loss, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were due to foreign currency exchange rate movements, mainly the Japanese yen, and the associated impact on our net monetary exposure at our foreign subsidiaries.
Income Tax Expense

	For the Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Income tax expense	$29,728	$11,667	$18,061
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increase in income before tax.
During the three months ended March 31, 2022 and 2021, our subsidiaries in Korea and Singapore operated under various tax holidays. The tax holiday granted in the Philippines expired in December 2021. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any dividends and purchases of stock under any stock repurchase program, any acquisitions, joint ventures or other investments and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds from debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Form 10-Q.
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
As of March 31, 2022, we had cash and cash equivalents and short-term investments of $1,161.8 million. Included in our cash and short-term investments balances as of March 31, 2022, is $996.0 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of March 31, 2022, our net liability associated with unrecognized tax benefits is $37.7 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the three months ended March 31, 2022 and 2021, we sold accounts receivable totaling $92.2 million and $106.3 million, respectively, net of discounts and fees of $0.2 million for each period.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The availability under the 2022 Singapore Revolver is limited to a base amount equal to $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2022, we had availability of $600.0 million and no outstanding standby letters of credit. As of March 31, 2022, our foreign subsidiaries had $645.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $70.1 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of March 31, 2022, we had debt of $1,244.1 million, with $156.7 million payable within 12 months. As of March 31, 2022, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2022 for variable rate debt, were $232.3 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $47.4 million. We were in compliance with all debt covenants as of March 31, 2022, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Certain of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by our covenant compliance and on calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of ATI is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, ATI, ATT, AATT and ATSH guarantee certain debt of our subsidiaries.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of March 31, 2022, the severance liability was $70.3 million, with $8.5 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of March 31, 2022, we had foreign pension plan obligations of $54.0 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2021 Form 10-K.
We lease certain machinery and equipment, office space, and manufacturing facilities. As of March 31, 2022, our total remaining operating lease obligations and finance lease obligations were $170.5 million and $89.7 million, respectively, with $75.6 million and $36.7 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of March 31, 2022, the purchase obligations were $470.3 million, with $434.0 million payable within 12 months.
During the three months ended March 31, 2022, we paid total quarterly cash dividends of $12.2 million. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At March 31, 2022, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the three months ended March 31, 2022, our capital expenditures totaled $158.2 million.
We expect that our 2022 capital expenditures will be approximately $950 million, approximately $100 million of which we expect to spend on construction of our new Vietnam factory. Ultimately, the amount of our 2022 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2022 and 2021, was as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating activities	$166,178	$176,788
Investing activities	(240,009)	(164,372)
Financing activities	109,236	(49,444)
Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2022 decreased by $10.6 million compared to the three months ended March 31, 2021, primarily due to changes in working capital, partially offset by higher net sales and operating profit.
Investing activities:   Our cash flow used in investing activities for the three months ended March 31, 2022 increased by $75.6 million compared to the three months ended March 31, 2021, primarily due to increased purchases of property, plant, and equipment and increased net payments for investment activities. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to a borrowing in Korea, offset by net debt repayments in Japan and the payment of our quarterly dividends. The net cash used in financing activities for the three months ended March 31, 2021 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends.
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

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$166,178	$176,788
Payments for property, plant and equipment	(158,154)	(110,351)
Proceeds from sale of property, plant and equipment	416	547
Free cash flow	$8,440	$66,984

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2022 would have been approximately $15 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2022, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the three months ended March 31, 2022, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2022 would have been approximately $30 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $8.4 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2022:

	2022 - Remaining	2023	2024	2025	2026	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$104,775	$123,466	$91,420	$95,727	$80,957	$643,856	$1,140,201	$1,146,692
Average interest rate	1.4%	1.4%	1.4%	1.9%	2.1%	5.8%	4.0%
Variable rate debt	$19,666	$48,207	$44,000	$—	$—	$—	$111,873	$115,405
Average interest rate	0.5%	3.2%	2.0%	—%	—%	—%	2.2%
Total debt maturities	$124,441	$171,673	$135,420	$95,727	$80,957	$643,856	$1,252,074	$1,262,097
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in Note 17 to the 2021 Form 10-K.

Item 1A.     Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this Form 10-Q. For more information, see the “Forward-Looking Statements” section of this Form 10-Q. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-Q, in considering our business and prospects. Many of the following risks and uncertainties have been, and may continue to be, exacerbated by the Covid-19 pandemic and any worsening of the global business and economic environment as a result. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. The occurrence of any of the risks and uncertainties described below could materially and adversely affect our business, liquidity, results of operations, financial condition or cash flows.
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
•difficulty achieving the relatively high-capacity utilization rates necessary to realize satisfactory gross margins given our high percentage of fixed costs;
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
In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could materially and adversely affect our business. The Covid-19 pandemic and the effects of governmental initiatives to control the pandemic have adversely affected, and may continue to adversely affect, the economies and financial markets of many countries. Although the magnitude of any potential future impact of the Covid-19 pandemic on our business and operations remains uncertain, the continued spread, new variants or potential re-emergence of the

Covid-19 pandemic or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions may materially and adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced, and will continue to experience, disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. Most recently, in March 2022, the Chinese government, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, mandated a temporary lockdown of our Shanghai factory. Although we anticipate that our Shanghai facility will return to normal operating levels during the second quarter, we do not expect our regular seasonal trend of higher net sales for the second quarter compared to the first quarter to hold in the current year. Additionally, other national, regional, and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers, and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022.
It is difficult to predict the timing, strength or duration of any economic slowdown caused by the Covid-19 pandemic or which end markets will experience a slowdown or subsequent economic recovery which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may materially affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, that could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.
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
In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices or are unable to increase our prices sufficiently to recover inflationary price increases in materials or supplies. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers’ supply channels, including any disruptions arising out of the conflict in Ukraine, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors, and the Covid-19 pandemic has created extended lead times for some equipment. In periods of increased demand and reduced availability, equipment suppliers may delay orders or only partially satisfy our equipment orders in the normal time frame. The unavailability of equipment or failures to deliver equipment on a timely basis could delay or impair our ability to meet customer orders. If we are unable to meet customer orders, we could lose potential and existing customers. Generally, we acquire our equipment on a purchase order basis and do not enter into long-term equipment agreements. As a result, we could experience adverse changes in pricing, currency risk and potential shortages in equipment in a strong market, any of which could have a material adverse effect on our results of operations.
We are a large buyer of gold and other commodity materials, including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs that reduce the material content and cost, such as the use of shorter, thinner gold wire and migration to copper wire. However, we typically do not have long-term contracts that permit us to impose price adjustments, and market conditions may limit our ability to do so. Significant price increases may materially and adversely impact our gross margin in future periods to the extent we are unable to pass along past or future commodity price increases to our customers.
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
•fluctuations in interest rates and currency exchange rates;
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Additionally, we recently announced that we plan to expand our operations into Vietnam. Substantially all of our property, plant and equipment is located outside of the United States. Moreover, many of our customers and the vendors in our supply chain are located outside the U.S.  The following are some of the risks we face in doing business internationally:
•health and safety concerns, including widespread outbreak of infectious diseases, such as Covid-19, and governmental responses thereto;
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
The Covid-19 pandemic has impacted, and may continue to impact, our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders and orders restricting movement have affected, and may in the future affect, our operations in China, the Philippines and Malaysia. Additionally, other national, regional, and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers, and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and financial condition. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022.
In addition, we have significant facilities and other investments in Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and tension within and among other countries in the region.
We compete against established competitors in the packaging and test business as well as internal capabilities of IDMs and face competition from new competitors, including foundries.
The outsourced semiconductor packaging and test services market is very competitive. We face substantial competition from established and emerging packaging and test service providers primarily located in Asia, including companies with significantly greater processing capacity, financial resources, local presence, research and development operations, marketing, technology and other capabilities. In addition, we may compete with electronics manufacturing service providers or contract electronics manufacturers that also provide advanced integrated device solutions. We also may face increased competition from domestic companies located in China, where there are government-supported efforts to promote and subsidize the development and growth of the local semiconductor industry. We may be at a disadvantage in attempting to compete with entities associated with such government-supported initiatives based on their lower cost of capital, access to government resources and incentives, preferential sourcing practices, stronger local relationships or otherwise. Our competitors may also have established relationships, or enter into new strategic relationships, with one or more of the large semiconductor companies that are our current or potential customers or key suppliers to these customers. Consolidation among our competitors could also strengthen their competitive position.
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

Our failure to qualify new processes, maintain quality standards or acceptable production yields, if significant and prolonged, could result in the loss of customers, increased costs of production, delays, substantial amounts of returned goods and claims by customers relating thereto. Any of these problems could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
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
Since October 2020, we have paid a regular quarterly cash dividend on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements, and that the payment of the dividend remains in our and our stockholders’ best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension could cause our stock price to decline.
We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $70.3 million as of March 31, 2022. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to the defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.

James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of March 31, 2022, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 142.0 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.5 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.5 million shares, or approximately 58% of our outstanding common stock.
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
Our business has been, and may continue to be, adversely impacted by the effects of the Covid-19 pandemic. The impacts have varied, and likely will continue to vary, by location, by industry and by end market. We, our suppliers and our customers have been and may continue to be disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. There is considerable uncertainty regarding such restrictions and potential future governmental restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls, could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused and may continue to cause disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of the Covid-19 pandemic on our suppliers or customers or both, and additional restrictions may be implemented in response to the emergence of new variants or re-emergence of Covid-19. Additionally, other national, regional, and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers, and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022.
The spread of Covid-19 has caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the current or future impacts of the Covid-19 pandemic, and our ability to perform critical functions could be harmed. While certain governments have started to relax Covid-19-related restrictions and many countries are offering Covid-19 vaccines to their residents, vaccination rates remain low in many areas and there remains uncertainty around the impact of new variants or resurgences of Covid-19, when remaining restrictions will be lifted, the implementation and duration of any additional restrictions in response to the emergence of new variants or re-emergence of Covid-19, the timing of distribution and administration of the vaccines globally and when or if normal economic activity and business operations will resume.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2022, our total debt balance was $1,244.1 million, of which $156.7 million was classified as a current liability and $642.4 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
The health of the worldwide banking system and capital markets also affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S., foreign or international banking system and capital markets, they may refuse or be unable to fund borrowings under their credit commitments to us. The U.S. Federal Reserve raised interest rates in March and May of 2022 and has signaled further rate increases in the near term. Volatility in the banking system and capital markets, as well as any further increase in interest rates or adverse economic, political, public health or other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.
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
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead within the interconnect terminals typically referred to as leads, pins or balls, and the European Union’s Restriction of Hazardous

Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of greenhouse gasses or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits, which may materially and adversely affect our ability to maintain or expand our operations. Additionally, if Amkor is unable to align its environmental, health and safety practices with shifting customer preferences, we could suffer reputational harm, which could have a material and adverse effect on our business, results of operations, liquidity and cash flows.
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
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan, and we have announced our intention to expand our operations to Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	3,870	20.90	—	91,586,032
March 1 - March 31	65	21.72	—	91,586,032
Total	3,935	20.91	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that our Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended March 31, 2022, and at March 31, 2022, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Secured Facility Agreement, dated March 28, 2022, between Amkor Technology, Inc., as parent, Amkor Technology Singapore Holding Pte. Ltd., as borrower, the subsidiaries of the borrower set forth in the schedules thereto, as original guarantors, the Hongkong and Shanghai Banking Corporation Limited, Singapore Branch (“HSBC”) and DBS Bank Ltd., each as mandated lead arranger and bookrunner, the other financial institutions party thereto, as lenders, HSBC, as agent and offshore security trustee, and CTBC Bank Co., Ltd., as onshore security agent.	8-K		10.1	3/29/22
10.2	Amkor Technology, Inc. Non-Employee Director Compensation Policy	10-K		10.34	2/18/22
10.3	Form of Global Non-Employee Director Time-Vested Restricted Stock Unit Award Agreement*	10-K		10.35	2/18/22
10.4	Amendment One to the Amkor Technology, Inc. 2021 Equity Incentive Plan*	10-K		10.36	2/18/22
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*Indicates management compensatory plan, contract or arrangement.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 5, 2022