Form 10-Q
period 2022-06-30
AMKOR TECHNOLOGY, INC.
filed 2022-08-04
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 29, 2022 was 244,838,091.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2022, including expenditures in support of our announced expansion into Vietnam and our advanced packaging and test equipment, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations, financial results and supply chain, including as a result of the government-mandated lockdown of our Shanghai factory during the second quarter of 2022, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of tax holidays in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for and benefits from our new manufacturing facility under development in Vietnam and

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

(22) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2021 Form 10-K, and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline, and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q, except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$1,504,868	$1,406,535	$3,101,684	$2,732,685
Cost of sales	1,255,713	1,133,715	2,527,199	2,194,331
Gross profit	249,155	272,820	574,485	538,354
Selling, general and administrative	68,868	74,189	145,827	150,957
Research and development	37,478	43,516	75,841	87,834
Total operating expenses	106,346	117,705	221,668	238,791
Operating income	142,809	155,115	352,817	299,563
Interest expense	14,593	12,764	28,741	25,437
Other (income) expense, net	(8,041)	(96)	(13,137)	(7)
Total other expense, net	6,552	12,668	15,604	25,430
Income before taxes	136,257	142,447	337,213	274,133
Income tax expense	10,788	15,989	40,516	27,656
Net income	125,469	126,458	296,697	246,477
Net income attributable to non-controlling interests	(691)	(652)	(1,256)	(862)
Net income attributable to Amkor	$124,778	$125,806	$295,441	$245,615

Net income attributable to Amkor per common share:
Basic	$0.51	$0.52	$1.21	$1.01
Diluted	$0.51	$0.51	$1.20	$1.00

Shares used in computing per common share amounts:
Basic	244,592	243,863	244,498	243,566
Diluted	245,855	245,551	245,938	245,372
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$125,469	$126,458	$296,697	$246,477
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(630)	(14)	(1,707)	(46)
Adjustments to unrealized components of defined benefit pension plans	5	26	9	51
Foreign currency translation	(15,618)	278	(24,027)	(11,162)
Total other comprehensive income (loss)	(16,243)	290	(25,725)	(11,157)
Comprehensive income	109,226	126,748	270,972	235,320
Comprehensive income attributable to non-controlling interests	(691)	(652)	(1,256)	(862)
Comprehensive income attributable to Amkor	$108,535	$126,096	$269,716	$234,458
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$733,922	$826,744
Restricted cash	—	962
Short-term investments (amortized cost of $377,322 and $251,959 in 2022 and 2021, respectively)	375,137	251,530
Accounts receivable, net of allowances	1,169,028	1,258,767
Inventories	636,969	484,959
Other current assets	48,831	33,601
Total current assets	2,963,887	2,856,563
Property, plant and equipment, net	3,059,978	2,871,058
Operating lease right of use assets	168,618	159,742
Goodwill	20,787	24,516
Restricted cash	3,451	3,815
Other assets	173,941	122,860
Total assets	$6,390,662	$6,038,554
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$127,998	$153,008
Trade accounts payable	859,455	828,727
Capital expenditures payable	344,301	210,875
Short-term operating lease liability	68,099	64,233
Accrued expenses	385,109	422,892
Total current liabilities	1,784,962	1,679,735
Long-term debt	981,220	984,988
Pension and severance obligations	109,924	120,472
Long-term operating lease liabilities	75,461	83,937
Other non-current liabilities	211,545	196,876
Total liabilities	3,163,112	3,066,008
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 290,788 and 290,466 shares issued; and 244,633 and 244,315 shares outstanding in 2022 and 2021, respectively	291	290
Additional paid-in capital	1,985,992	1,977,134
Retained earnings	1,434,906	1,163,939
Accumulated other comprehensive income (loss)	(5,747)	19,978
Treasury stock, at cost, 46,155 and 46,151 shares in 2022 and 2021, respectively	(219,147)	(219,065)
Total Amkor stockholders’ equity	3,196,295	2,942,276
Non-controlling interests in subsidiaries	31,255	30,270
Total equity	3,227,550	2,972,546
Total liabilities and equity	$6,390,662	$6,038,554
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2022	290,687	$291	$1,982,113	$1,322,370	$10,496	(46,155)	$(219,147)	$3,096,123	$30,699	$3,126,822
Net income	—	—	—	124,778	—	—	—	124,778	691	125,469
Other comprehensive income (loss)	—	—	—	—	(16,243)	—	—	(16,243)	—	(16,243)
Issuance of stock through share-based compensation plans	101	—	258	—	—	—	—	258	—	258
Share-based compensation	—	—	3,621	—	—	—	—	3,621	—	3,621
Cash dividends declared ($0.05 per common share)	—	—	—	(12,242)	—	—	—	(12,242)	—	(12,242)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at June 30, 2022	290,788	$291	$1,985,992	$1,434,906	$(5,747)	(46,155)	$(219,147)	$3,196,295	$31,255	$3,227,550

Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	295,441	—	—	—	295,441	1,256	296,697
Other comprehensive income (loss)	—	—	—	—	(25,725)	—	—	(25,725)	—	(25,725)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(4)	(82)	(82)	—	(82)
Issuance of stock through share-based compensation plans	322	1	1,739	—	—	—	—	1,740	—	1,740
Share-based compensation	—	—	7,119	—	—	—	—	7,119	—	7,119
Cash dividends declared ($0.10 per common share)	—	—	—	(24,474)	—	—	—	(24,474)	—	(24,474)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(271)	(271)
Balance at June 30, 2022	290,788	$291	$1,985,992	$1,434,906	$(5,747)	(46,155)	$(219,147)	$3,196,295	$31,255	$3,227,550

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$296,697	$246,477
Depreciation and amortization	299,341	274,991
Other operating activities and non-cash items	(10,041)	305
Changes in assets and liabilities	(123,728)	(65,442)
Net cash provided by operating activities	462,269	456,331
Cash flows from investing activities:
Payments for property, plant and equipment	(340,208)	(273,617)
Proceeds from sale of property, plant and equipment	773	2,249
Proceeds from foreign exchange forward contracts	6,704	10,553
Payments for foreign exchange forward contracts	(66,898)	(37,972)
Payments for short-term investments	(298,351)	(173,307)
Proceeds from sale of short-term investments	14,120	45,396
Proceeds from maturities of short-term investments	155,910	103,116
Other investing activities	1,278	2,087
Net cash used in investing activities	(526,672)	(321,495)
Cash flows from financing activities:
Proceeds from short-term debt	18,112	3,679
Payments of short-term debt	(12,048)	(10,431)
Proceeds from issuance of long-term debt	190,000	120,992
Payments of long-term debt	(155,284)	(184,212)
Payments of finance lease obligations	(15,943)	(6,633)
Payments of dividends	(24,473)	(29,221)
Other financing activities	(5,089)	8,287
Net cash used in financing activities	(4,725)	(97,539)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(25,020)	(10,274)
Net increase (decrease) in cash, cash equivalents and restricted cash	(94,148)	27,023
Cash, cash equivalents and restricted cash, beginning of period	831,521	702,197
Cash, cash equivalents and restricted cash, end of period	$737,373	$729,220
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$312,866	$460,451
Right of use assets acquired through finance lease liabilities	33,629	40,734
Right of use assets acquired through operating lease liabilities	31,923	24,194
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited, pursuant to the rules and regulations of the SEC. The December 31, 2021 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2021 Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Unbilled Receivables. Total unbilled receivables as of June 30, 2022 and December 31, 2021 were $267.0 million and $224.7 million, respectively.
Contract Liabilities. Contract liabilities were $183.5 million and $187.2 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the short-term portions of the liabilities were $92.4 million and $117.7 million, respectively. The remainder of the June 30, 2022 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of the period was $55.7 million and $15.8 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Advanced products (1)	$1,083,721	$979,668	$2,240,229	$1,900,323
Mainstream products (2)	421,147	426,867	861,455	832,362
Total net sales	$1,504,868	$1,406,535	$3,101,684	$2,732,685
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Communications (smart phones, tablets)	37%	40%	39%	40%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	23%	22%	22%	22%
Consumer (AR & gaming, connected home, home electronics, wearables)	22%	22%	21%	21%
Computing (data center, infrastructure, PC/laptop, storage)	18%	16%	18%	17%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Interest income	$(1,941)	$(230)	$(2,544)	$(509)
Foreign currency (gain) loss, net	(6,254)	681	(10,555)	1,300
Loss on debt retirement	367	—	464	—
Other	(213)	(547)	(502)	(798)
Other (income) expense, net	$(8,041)	$(96)	$(13,137)	$(7)

4.    Income Taxes
Income tax expense of $40.5 million for the six months ended June 30, 2022 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $37.3 million as of December 31, 2021 to $35.3 million as of June 30, 2022, primarily due to settlements of examinations offset by increases related to income attribution. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2012-2021. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of the examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may be required to make tax assessment payments to proceed with the administrative appeal process.

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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$124,778	$125,806	$295,441	$245,615

Weighted-average number of common shares outstanding - basic	244,592	243,863	244,498	243,566
Effect of dilutive securities:
Share-based awards	1,263	1,688	1,440	1,806
Weighted-average number of common shares outstanding - diluted	245,855	245,551	245,938	245,372
Net income attributable to Amkor per common share:
Basic	$0.51	$0.52	$1.21	$1.01
Diluted	0.51	0.51	1.20	1.00
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Share-based awards	367	87	290	97

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(1,719)	—	(24,027)	(25,746)
Amounts reclassified from accumulated other comprehensive income (loss)	12	9	—	21
Other comprehensive income (loss)	(1,707)	9	(24,027)	(25,725)
Accumulated other comprehensive income (loss) at June 30, 2022	$(2,055)	$5,625	$(9,317)	$(5,747)

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(98)	—	(11,162)	(11,260)
Amounts reclassified from accumulated other comprehensive income (loss)	52	51	—	103
Other comprehensive income (loss)	(46)	51	(11,162)	(11,157)
Accumulated other comprehensive income (loss) at June 30, 2021	$(25)	$(4,167)	$20,305	$16,113
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of June 30, 2022 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	June 30, 2022
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$853	$—	$—	$853	$853	$—
Commercial paper	12,991	—	—	12,991	—	12,991
Corporate bonds	8,200	—	(5)	8,195	—	8,195
Money market funds	61,271	—	—	61,271	61,271	—
U.S. government bonds	9,289	—	—	9,289	9,289	—
Total cash equivalents	92,604	—	(5)	92,599	71,413	21,186
Short-term investments
Asset-backed securities	25,906	—	(119)	25,787	—	25,787
Certificate of deposits	22,625	—	—	22,625	22,625	—
Commercial paper	76,206	—	—	76,206	—	76,206
Corporate bonds	241,784	—	(2,019)	239,765	—	239,765
Foreign government bonds	454	—	(3)	451	—	451
Municipal bonds	1,734	—	(2)	1,732	—	1,732
U.S. government bonds	3,714	—	(42)	3,672	3,672	—
Variable rate demand notes	501	—	—	501	—	501
Total short-term investments	372,924	—	(2,185)	370,739	26,297	344,442
Total	$465,528	$—	$(2,190)	$463,338	$97,710	$365,628

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
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of June 30, 2022:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$400,753	$399,034
After 1 year through 5 years	63,574	63,103
After 5 years	1,201	1,201
Total	$465,528	$463,338
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.
As of June 30, 2022, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.4 million and $4.5 million, respectively. As of December 31, 2021, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2022, we sold receivables totaling $73.3 million and $165.5 million, net of discounts and fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2021, we sold receivables totaling $105.6 million and $211.9 million, net of discounts and fees of $0.3 million and $0.6 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Land	$213,942	$218,140
Buildings and improvements	1,748,225	1,711,560
Machinery and equipment	6,573,933	6,277,684
Finance lease assets	138,174	105,294
Software and computer equipment	233,637	232,251
Furniture, fixtures and other equipment	22,360	22,125
Construction in progress	111,895	74,662
Total property, plant and equipment	9,042,166	8,641,716
Accumulated depreciation and amortization	(5,982,188)	(5,770,658)
Total property, plant and equipment, net	$3,059,978	$2,871,058

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Depreciation expense	$150,999	$139,445	$299,038	$274,677

10.    Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Payroll and benefits	$117,568	$150,883
Deferred revenue and customer advances	92,385	117,741
Income taxes payable	49,374	38,957
Short-term finance lease liabilities	43,135	30,919
Accrued interest	11,136	10,789
Accrued severance plan obligations	7,924	8,194
Other accrued expenses	63,587	65,409
Total accrued expenses	$385,109	$422,892

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	June 30, 2022	December 31, 2021
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30.0 million revolving credit facility, applicable bank rate plus 1.11% (1)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	—	47,064
Term loan, fixed rate at 1.85%, due April 2024 (2)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028	—	50,000
Term loan, fixed rate at 2.12%, due December 2028 (3)	200,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (4)	7,950	3,789
Term loan, fixed rate at 0.86%, due June 2022	—	4,345
Term loan, fixed rate at 0.60%, due July 2022	368	1,303
Term loan, fixed rate at 1.30%, due July 2023	47,893	79,075
Term loan, fixed rate at 1.35%, due December 2024	104,996	148,592
Term loan, fixed rate at 1.20%, due December 2025	56,219	75,773
Term loan, fixed rate at 1.23%, due December 2026	86,870	113,834
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, LIBOR plus 1.10%, due March 2024 (5)	47,000	48,000
Term loans, LIBOR plus 0.80%, due June 2025 (6)	40,000	—
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (7)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (8)	—	—
$600.0 million senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (7)	—	—
	1,116,296	1,146,775
Less: Unamortized discount and deferred debt costs, net	(7,078)	(8,779)
Less: Short-term borrowings and current portion of long-term debt	(127,998)	(153,008)
Long-term debt	$981,220	$984,988
(1)In October 2021, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity or six months after draw of funds, whichever is sooner, and interest is payable monthly in arrears. As of June 30, 2022, $30.0 million was available to be drawn.
(2)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

monthly, at a fixed rate of 1.85%. As of June 30, 2022, ₩80.0 billion, or approximately $62 million, was available to be drawn.
(3)In October 2021, we entered into a term loan agreement with availability of $200.0 million. The loan will mature seven years from the date of the first drawdown, which occurred in December 2021 for $50.0 million. During the six months ended June 30, 2022, we borrowed the remaining $150.0 million under this loan. Principal is payable in semiannual installments after a three-year grace period from the date of the first drawdown. Interest is payable quarterly at a fixed rate of 2.12%.
(4)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of June 30, 2022 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.15% to 0.30% (weighted average of 0.27% as of June 30, 2022). As of June 30, 2022, $3.7 million was available to be drawn.
(5)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at an annual base rate equal to the London Interbank Offered Rate, as administered by the International Exchange Benchmark Administration (“LIBOR”), plus 1.10% (weighted average of 3.13% as of June 30, 2022).
(6)In June 2022, we borrowed $40.0 million under two $20.0 million term loans. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at an annual base rate equal to LIBOR plus 0.80% (weighted average of 2.89% as of June 30, 2022).
(7)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”), entered into a $250.0 million senior secured revolving credit facility. In March 2022, this agreement was terminated and replaced with a $600.0 million senior secured revolving credit facility entered into by ATSH (the “2022 Singapore Revolver”). The 2022 Singapore Revolver is guaranteed by Amkor Technology, Inc. (“ATI”), Amkor Technology Taiwan Ltd. (“ATT”) and Amkor Advanced Technology Taiwan, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; and (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of June 30, 2022, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
(8)In December 2019, our subsidiary, ATT, entered into a $56.0 million borrowing arrangement (the “ATT Loan”). This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. In March 2022, in connection with our entry into the 2022 Singapore Revolver, the ATT Loan was amended to reduce the availability of the revolving credit facility from $36.0 million to $15.0 million. As of June 30, 2022, $15.0 million was available for future borrowings under such credit facility.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of June 30, 2022 the collateralized debt balance was $535.1 million, of which $326.9 million of assets were pledged as collateral.
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
We were in compliance with all debt covenants at June 30, 2022.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Service cost	$5,088	$6,748	$10,506	$13,535
Interest cost	1,204	1,241	2,462	2,483
Expected return on plan assets	(1,428)	(1,434)	(2,921)	(2,863)
Recognized actuarial loss	13	33	26	64
Net periodic pension cost	$4,877	$6,588	$10,073	$13,219
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Defined contribution expense	$5,554	$5,239	$13,503	$11,996

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.
As of June 30, 2022 and December 31, 2021, our foreign exchange forward contracts consisted of the following:

	June 30, 2022			December 31, 2021
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$288,020	$(872)	Accrued expenses	$396,946	$(901)	Accrued expenses
Korean won	87,898	27	Other current assets	125,321	(492)	Accrued expenses
Philippine peso	7,271	3	Other current assets	4,001	7	Other current assets
Singapore dollar	13,171	(46)	Accrued expenses	—	—
Total forward contracts	$396,360	$(888)		$526,268	$(1,386)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three and six months ended June 30, 2022, the derivatives resulted in a net loss of $42.8 million and $65.1 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities. For the three and six months ended June 30, 2021, the derivatives resulted in a net loss of $0.9 million and $35.8 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities.

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
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of financial instruments that are not recorded at fair value on a recurring basis:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$499,354	$520,769	$555,655	$520,436
Revolving credit facilities and term loans (Level 2)	564,515	588,449	627,883	617,560
Total debt	$1,063,869	$1,109,218	$1,183,538	$1,137,996
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
Lease Commitments
As of June 30, 2022 we have entered into additional lease agreements that have not yet commenced of approximately $50 million.

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
We typically look for opportunities in the advanced packaging and test areas where we can generate reasonably quick returns on investments made for customers seeking leading edge technologies. We also focus on developing a second wave of customers to fill the capacity that becomes available when leading edge customers transition to newer packaging and test equipment and platforms. In addition, we are seeking to add new customers and to deepen our engagement with existing customers. This includes an expanded emphasis on the automotive and industrial end market, where semiconductor content continues to grow, and in the analog area for our mainstream wirebond technologies.
From time to time, we identify attractive opportunities to grow our customer base and broaden the markets we serve through expansion of our operations, joint ventures, acquisitions and other strategic investments. For example, we are making preparations to deliver advanced system-in-package (“SiP”) modules and other packaging solutions from a new factory under development in Bac Ninh, Vietnam. We believe that the Bac Ninh site will provide customers with a cost-competitive high-volume manufacturing location and will be attractive to them for supply chain diversification. We believe that taking advantage of these opportunities helps to diversify our revenue streams, improve our profits, broaden our portfolio of services and maintain our technological leadership.
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
The full effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the prolonged impact that the Covid-19 pandemic will have on the global economy, the semiconductor industry and our business, results of operations and financial condition. As previously disclosed, the Chinese government, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, mandated a lockdown of our Shanghai factory beginning in March 2022. The Shanghai facility reopened during the second quarter and returned to normal operating levels in late June 2022. While growth was restrained during the three months ended June 30, 2022 due to the lockdown, with the return to normal operations, we anticipate higher than seasonal growth in net sales for the third quarter compared to the second quarter. Additionally, other national, regional and local governments have implemented, and are likely to continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part II, Item 1A.

We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of June 30, 2022, we had cash and cash equivalents and short-term investments of $733.9 million and $375.1 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.
Financial Summary
Our net sales increased $98.3 million, or 7.0%, to $1,504.9 million for the three months ended June 30, 2022, compared to $1,406.5 million for the three months ended June 30, 2021. The increase was primarily due to continued recovery in the automotive and industrial end market, and a shift to cloud-based services in the computing end market.
Gross margin for the three months ended June 30, 2022 decreased to 16.6%, compared to 19.4% for the three months ended June 30, 2021. The decrease in gross margin was primarily due to the government-mandated lockdown and related underutilization of our Shanghai factory during the second quarter of 2022 and an increase in the mix of products sold with higher material content, partially offset by foreign currency exchange rate movements.
Operating income margin decreased 150 basis points to 9.5% for the three months ended June 30, 2022 from 11.0% for the three months ended June 30, 2021. The decrease in our operating income margin was primarily due to the decrease in our gross margin discussed above, partially offset by disciplined cost control and a decrease in research and development expenses due to projects that moved into production.
Our capital expenditures totaled $340.2 million for the six months ended June 30, 2022, compared to $273.6 million for the six months ended June 30, 2021. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $462.3 million for the six months ended June 30, 2022, compared to $456.3 million for the six months ended June 30, 2021. This increase was primarily due to higher net sales and operating profits and changes in working capital, offset by changes in advanced payments to our vendors and from our customers.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	49.2%	44.7%	47.9%	44.0%
Labor	11.8%	13.1%	11.7%	13.4%
Other manufacturing costs	22.4%	22.8%	21.9%	22.9%
Gross margin	16.6%	19.4%	18.5%	19.7%
Operating income	9.5%	11.0%	11.4%	11.0%
Net income attributable to Amkor	8.3%	8.9%	9.5%	9.0%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Net sales	$1,504,868	$1,406,535	$98,333	7.0%	$3,101,684	$2,732,685	$368,999	13.5%
The increase in net sales for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to continued recovery in the automotive and industrial end market, and a shift to cloud-based services in the computing end market. The automotive and industrial end market represented 51% and 25% of the increase for the three and six months ended June 30, 2022, respectively. The computing end market represented 42% and 33% of the increase for the three and six months ended June 30, 2022, respectively. Additionally, 29% of the increase for the six months ended June 30, 2022 was attributable to the communications end market, driven primarily by content and market share gains within 5G smartphones. While we had significant increases during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, our net sales were restrained by the government-mandated lockdown of our Shanghai factory during the second quarter of 2022.
Gross Profit and Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In thousands, except percentages)
Gross profit	$249,155	$272,820	$(23,665)	$574,485	$538,354	$36,131
Gross margin	16.6%	19.4%	(2.8)%	18.5%	19.7%	(1.2)%
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
Gross margin decreased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to the government-mandated lockdown and related underutilization of our Shanghai factory during the second quarter of 2022 and an increase in the mix of products sold with higher material content, partially offset by foreign currency exchange rate movements.
Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Selling, general and administrative	$68,868	$74,189	$(5,321)	(7.2)%	$145,827	$150,957	$(5,130)	(3.4)%
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to decreased employee compensation costs and costs incurred for factory consolidation efforts in Japan in the prior year.

Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Research and development	$37,478	$43,516	$(6,038)	(13.9)%	$75,841	$87,834	$(11,993)	(13.7)%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs relating to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and six months ended June 30, 2022 decreased compared to the three and six months ended June 30, 2021 due to projects that moved into production, partially offset by new development projects in advanced packaging technologies, primarily advanced SiP modules.
Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Interest expense	$14,593	$12,764	$1,829	14.3%	$28,741	$25,437	$3,304	13.0%
Interest income	(1,941)	(230)	(1,711)	>100%	(2,544)	(509)	(2,035)	>100%
Foreign currency (gain) loss, net	(6,254)	681	(6,935)	>(100)%	(10,555)	1,300	(11,855)	>(100)%
Loss on debt retirement	367	—	367	100%	464	—	464	100%
Other (income) expense, net	(213)	(547)	334	(61.1)%	(502)	(798)	296	(37.1)%
Total other expense, net	$6,552	$12,668	$(6,116)	(48.3)%	$15,604	$25,430	$(9,826)	(38.6)%
Interest expense increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to an increase in our finance lease obligation balance.
Interest income increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to higher interest rates on our available-for-sale debt investments.
The changes in foreign currency (gain) loss, net for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were due to foreign currency exchange rate movements, mainly the Japanese yen, and the associated impact on our net monetary exposure at our foreign subsidiaries.
Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
Income tax expense	$10,788	$15,989	$(5,201)	$40,516	$27,656	$12,860
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense changed for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to changes in income before tax and mix of earnings.
During the six months ended June 30, 2022 and 2021, our subsidiaries in Korea and Singapore operated under various tax holidays. The tax holiday granted in the Philippines expired in December 2021. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of June 30, 2022, we had cash and cash equivalents and short-term investments of $1,109.1 million. Included in our cash and short-term investments balances as of June 30, 2022 is $946.4 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of June 30, 2022, our net liability associated with unrecognized tax benefits is $36.4 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the six months ended June 30, 2022 and 2021, we sold accounts receivable totaling $165.5 million and $211.9 million, net of discounts and fees of $0.4 million and $0.6 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; and (2) $250 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of June 30, 2022, we had availability of $600.0 million. As of June 30, 2022, our foreign subsidiaries had $645.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $65.3 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

As of June 30, 2022, we had debt of $1,109.2 million, with $128.0 million payable within 12 months. As of June 30, 2022, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2022 for variable rate debt, were $223.6 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $44.9 million. We were in compliance with all debt covenants as of June 30, 2022, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of June 30, 2022, the severance liability was $67.7 million, with $7.9 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of June 30, 2022, we had foreign pension plan obligations of $50.1 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2021 Form 10-K.
We lease certain machinery and equipment, office space, and manufacturing facilities. As of June 30, 2022, our total remaining operating lease obligations and finance lease obligations were $155.7 million and $110.4 million, respectively, with $72.3 million and $46.3 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of June 30, 2022, the purchase obligations were $679.6 million, with $584.0 million payable within 12 months.
During the six months ended June 30, 2022, we paid total quarterly cash dividends of $24.5 million. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At June 30, 2022, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the six months ended June 30, 2022, our capital expenditures totaled $340.2 million.
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
In addition, we are subject to risks associated with our capital expenditures, including those discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q under the caption “We make substantial investments in equipment and facilities to support the demand of our customers, which may materially and adversely affect our business if the demand of our customers does not develop as we expect or is adversely affected.”

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2022 and 2021, was as follows:

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating activities	$462,269	$456,331
Investing activities	(526,672)	(321,495)
Financing activities	(4,725)	(97,539)
Operating activities:   Our cash flow provided by operating activities for the six months ended June 30, 2022 increased by $5.9 million compared to the six months ended June 30, 2021, primarily due to higher net sales and operating profits and changes in working capital, offset by changes in advanced payments to our vendors and from our customers.
Investing activities:   Our cash flow used in investing activities for the six months ended June 30, 2022 increased by $205.2 million compared to the six months ended June 30, 2021, primarily due to increased purchases of property, plant and equipment, increased net payments for foreign exchange forward contracts, and increased net payments for short-term investments. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the six months ended June 30, 2022 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends, offset by net debt borrowings in Korea and China. The net cash used in financing activities for the six months ended June 30, 2021 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends.
We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define “free cash flow” as net cash provided by operating activities less payments for property, plant and equipment, plus proceeds from the sale of and insurance recovery for property, plant and equipment, if applicable. Free cash flow is not defined by U.S. GAAP. We believe free cash flow to be relevant and useful information to our investors because it provides them with additional information in assessing our liquidity, capital resources and financial operating results. Our management uses free cash flow in evaluating our liquidity, our ability to service debt, our ability to fund capital expenditures and our ability to pay dividends and the amount of dividends to be paid. However, free cash flow has certain limitations, including that it does not represent the residual cash flow available for discretionary expenditures since other, non-discretionary expenditures, such as mandatory debt service, are not deducted from the measure. The amount of mandatory versus discretionary expenditures can vary significantly between periods. This measure should be considered in addition to, and not as a substitute for, or superior to, other measures of liquidity or financial performance prepared in accordance with U.S. GAAP, such as net cash provided by operating activities. Furthermore, our definition of free cash flow may not be comparable to similarly titled measures reported by other companies.

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$462,269	$456,331
Payments for property, plant and equipment	(340,208)	(273,617)
Proceeds from sale of property, plant and equipment	773	2,249
Free cash flow	$122,834	$184,963

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2022 would have been approximately $15 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2022, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the six months ended June 30, 2022, approximately 50% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2022 would have been approximately $65 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $24.0 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2022:

	2022 - Remaining	2023	2024	2025	2026	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$58,208	$106,101	$77,365	$85,367	$69,304	$625,001	$1,021,346	$968,721
Average interest rate	1.3%	1.3%	1.3%	1.7%	1.9%	5.9%	4.2%
Variable rate debt	$9,950	$4,000	$46,000	$35,000	$—	$—	$94,950	$95,148
Average interest rate	0.8%	3.0%	3.1%	2.9%	—%	—%	2.8%
Total debt maturities	$68,158	$110,101	$123,365	$120,367	$69,304	$625,001	$1,116,296	$1,063,869
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could materially and adversely affect our business. The Covid-19 pandemic and the effects of governmental initiatives to control the pandemic have adversely affected, and may continue to adversely affect, the economies and financial markets of many countries. Although the magnitude of any potential future impact of the Covid-19 pandemic on our business and operations remains uncertain, the continued spread, new variants or potential re-emergence of the Covid-19 pandemic or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions may materially and adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced, and will continue to experience, disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. As previously disclosed, the Chinese government, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, mandated a lockdown of our Shanghai factory beginning in March 2022. The Shanghai facility reopened during the second quarter and returned to normal operating levels in late June 2022. Additionally, other national, regional, and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers, and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022.
It is difficult to predict the timing, strength or duration of any economic disruption caused by the Covid-19 pandemic or which end markets will experience a slowdown or subsequent economic recovery which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may materially affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, that could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.
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
•fluctuations in interest rates and currency exchange rates, including the current rising interest rate environment;
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Additionally, we are preparing to offer packaging and test services from a new factory under development in Vietnam. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the U.S.  The following are some of the risks we face in doing business internationally:
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
The Covid-19 pandemic has impacted, and may continue to impact, our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders and orders restricting movement have adversely affected, and may in the future adversely affect, our operations in China, the Philippines and Malaysia. Additionally, other national, regional, and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers, and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and financial condition. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022.
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
We also face competition from contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. These foundries, which are substantially larger than us and have greater financial resources than we do, have expanded their operations to include packaging and test services and may continue to expand these capabilities in the future. If a key customer decides to purchase wafers from a semiconductor foundry that provides packaging and test services, our business could be adversely affected if the customer also engages that foundry for related packaging and test services.
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
Although we seek patent protection for some of our technology under U.S. and foreign patent laws, the process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain will eventually expire and may be challenged, invalidated or circumvented. As a result, such patents may not offer us meaningful protection or provide the commercial advantage for which they were designed.
Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached or may not be adequate to protect our proprietary technologies. There can be no assurance that other countries in which we market our services will protect our intellectual property rights to the same extent as the U.S.
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
The indentures and agreements governing our existing debt contain, and debt we incur in the future may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. In addition, certain of our debt agreements contain, and our future debt agreements may contain, financial covenants and ratios.
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
Since October 2020, we have paid a regular quarterly cash dividend on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements, and that the payment of the dividend remains in our and our stockholders’ best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension of dividend payments could cause our stock price to decline.

We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $67.7 million as of June 30, 2022. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to the defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of June 30, 2022, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 142.0 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.6 million shares, or approximately 58% of our outstanding common stock.
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
The impacts of the Covid-19 pandemic have varied, and likely will continue to vary, by location, by industry and by end market. We, our suppliers and our customers have been and may continue to be disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. There is considerable uncertainty regarding such restrictions and potential future governmental restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls, could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused and may continue to cause disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of the Covid-19 pandemic on our suppliers or customers or both, and additional restrictions may be implemented in response to the emergence of new variants or re-emergence of Covid-19. Additionally, other national, regional, and local governments have implemented, and may continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers, and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2022, our total debt balance was $1,109.2 million, of which $128.0 million was classified as a current liability and $535.1 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
The health of the worldwide banking system and capital markets also affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S., foreign or international banking system and capital markets, they may refuse or be unable to fund borrowings under their credit commitments to us. The U.S. Federal Reserve has raised interest rates several times during 2022 and has signaled further rate increases in the near term. Volatility in the banking system and capital markets, as well as any further increase in interest rates or adverse economic, political, public health or other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.
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
Our business and financial condition has been adversely affected, and could be adversely affected in the future, by natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan, and we have a new factory under development in Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war, armed conflict, terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2022.

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
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that our Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended June 30, 2022, and at June 30, 2022, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Amended and Restated Amkor Technology, Inc. Non-Employee Director Compensation Policy					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: August 4, 2022