Form 10-Q
period 2022-09-30
AMKOR TECHNOLOGY, INC.
filed 2022-11-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 28, 2022 was 244,974,654.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

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
For the Quarter Ended September 30, 2022

(22) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2021 Form 10-K, and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$2,083,691	$1,681,000	$5,185,375	$4,413,685
Cost of sales	1,662,463	1,356,168	4,189,662	3,550,499
Gross profit	421,228	324,832	995,713	863,186
Selling, general and administrative	67,947	72,581	213,774	223,538
Research and development	33,994	40,790	109,835	128,624
Total operating expenses	101,941	113,371	323,609	352,162
Operating income	319,287	211,461	672,104	511,024
Interest expense	14,879	12,896	43,620	38,333
Other (income) expense, net	(5,692)	(501)	(18,829)	(508)
Total other expense, net	9,187	12,395	24,791	37,825
Income before taxes	310,100	199,066	647,313	473,199
Income tax expense	3,643	17,219	44,159	44,875
Net income	306,457	181,847	603,154	428,324
Net income attributable to non-controlling interests	(376)	(993)	(1,632)	(1,855)
Net income attributable to Amkor	$306,081	$180,854	$601,522	$426,469

Net income attributable to Amkor per common share:
Basic	$1.25	$0.74	$2.46	$1.75
Diluted	$1.24	$0.74	$2.45	$1.74

Shares used in computing per common share amounts:
Basic	244,744	244,100	244,581	243,746
Diluted	246,094	245,942	246,015	245,611
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$306,457	$181,847	$603,154	$428,324
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(332)	(101)	(2,039)	(147)
Adjustments to unrealized components of defined benefit pension plans	5	26	14	77
Foreign currency translation	(7,509)	(102)	(31,536)	(11,264)
Total other comprehensive income (loss)	(7,836)	(177)	(33,561)	(11,334)
Comprehensive income	298,621	181,670	569,593	416,990
Comprehensive income attributable to non-controlling interests	(376)	(993)	(1,632)	(1,855)
Comprehensive income attributable to Amkor	$298,245	$180,677	$567,961	$415,135
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$624,084	$826,744
Restricted cash	—	962
Short-term investments (amortized cost of $310,594 and $251,959 in 2022 and 2021, respectively)	308,063	251,530
Accounts receivable, net of allowances	1,550,517	1,258,767
Inventories	669,297	484,959
Other current assets	49,185	33,601
Total current assets	3,201,146	2,856,563
Property, plant and equipment, net	3,087,061	2,871,058
Operating lease right of use assets	168,778	159,742
Goodwill	19,492	24,516
Restricted cash	3,235	3,815
Other assets	214,212	122,860
Total assets	$6,693,924	$6,038,554
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$123,521	$153,008
Trade accounts payable	927,527	828,727
Capital expenditures payable	287,936	210,875
Short-term operating lease liability	69,161	64,233
Accrued expenses	381,012	422,892
Total current liabilities	1,789,157	1,679,735
Long-term debt	1,001,544	984,988
Pension and severance obligations	104,206	120,472
Long-term operating lease liabilities	73,776	83,937
Other non-current liabilities	206,398	196,876
Total liabilities	3,175,081	3,066,008
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 290,966 and 290,466 shares issued; and 244,811 and 244,315 shares outstanding in 2022 and 2021, respectively	291	290
Additional paid-in capital	1,991,045	1,977,134
Retained earnings	1,728,740	1,163,939
Accumulated other comprehensive income (loss)	(13,583)	19,978
Treasury stock, at cost, 46,155 and 46,151 shares in 2022 and 2021, respectively	(219,147)	(219,065)
Total Amkor stockholders’ equity	3,487,346	2,942,276
Non-controlling interests in subsidiaries	31,497	30,270
Total equity	3,518,843	2,972,546
Total liabilities and equity	$6,693,924	$6,038,554
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2022	290,788	$291	$1,985,992	$1,434,906	$(5,747)	(46,155)	$(219,147)	$3,196,295	$31,255	$3,227,550
Net income	—	—	—	306,081	—	—	—	306,081	376	306,457
Other comprehensive income (loss)	—	—	—	—	(7,836)	—	—	(7,836)	—	(7,836)
Issuance of stock through share-based compensation plans	178	—	1,460	—	—	—	—	1,460	—	1,460
Share-based compensation	—	—	3,593	—	—	—	—	3,593	—	3,593
Cash dividends declared ($0.05 per common share)	—	—	—	(12,247)	—	—	—	(12,247)	—	(12,247)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(134)	(134)
Balance at September 30, 2022	290,966	$291	$1,991,045	$1,728,740	$(13,583)	(46,155)	$(219,147)	$3,487,346	$31,497	$3,518,843

Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	601,522	—	—	—	601,522	1,632	603,154
Other comprehensive income (loss)	—	—	—	—	(33,561)	—	—	(33,561)	—	(33,561)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(4)	(82)	(82)	—	(82)
Issuance of stock through share-based compensation plans	500	1	3,200	—	—	—	—	3,201	—	3,201
Share-based compensation	—	—	10,711	—	—	—	—	10,711	—	10,711
Cash dividends declared ($0.15 per common share)	—	—	—	(36,721)	—	—	—	(36,721)	—	(36,721)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(405)	(405)
Balance at September 30, 2022	290,966	$291	$1,991,045	$1,728,740	$(13,583)	(46,155)	$(219,147)	$3,487,346	$31,497	$3,518,843

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$603,154	$428,324
Depreciation and amortization	455,679	420,970
Other operating activities and non-cash items	(20,396)	22,222
Changes in assets and liabilities	(492,673)	(239,897)
Net cash provided by operating activities	545,764	631,619
Cash flows from investing activities:
Payments for property, plant and equipment	(575,502)	(491,425)
Proceeds from sale of property, plant and equipment	2,691	2,722
Proceeds from foreign exchange forward contracts	6,763	13,414
Payments for foreign exchange forward contracts	(95,789)	(51,296)
Payments for short-term investments	(364,274)	(348,822)
Proceeds from sale of short-term investments	26,202	70,085
Proceeds from maturities of short-term investments	274,452	165,774
Other investing activities	2,241	3,179
Net cash used in investing activities	(723,216)	(636,369)
Cash flows from financing activities:
Proceeds from revolving credit facilities	80,000	—
Payments of revolving credit facilities	(80,000)	—
Proceeds from short-term debt	29,711	15,514
Payments of short-term debt	(21,662)	(14,228)
Proceeds from issuance of long-term debt	250,000	154,784
Payments of long-term debt	(183,493)	(250,402)
Payments of finance lease obligations	(26,938)	(12,785)
Payments of dividends	(36,725)	(38,993)
Other financing activities	(4,152)	9,462
Net cash provided by (used in) financing activities	6,741	(136,648)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(33,491)	(10,770)
Net decrease in cash, cash equivalents and restricted cash	(204,202)	(152,168)
Cash, cash equivalents and restricted cash, beginning of period	831,521	702,197
Cash, cash equivalents and restricted cash, end of period	$627,319	$550,029
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$270,476	$393,781
Right of use assets acquired through finance lease liabilities	52,815	58,625
Right of use assets acquired through operating lease liabilities	46,178	39,916
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited, pursuant to the rules and regulations of the SEC. The December 31, 2021 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2021 Form 10-K. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Unbilled Receivables. Total unbilled receivables as of September 30, 2022 and December 31, 2021 were $288.7 million and $224.7 million, respectively.
Contract Liabilities. Contract liabilities were $166.7 million and $187.2 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the short-term portions of the liabilities were $80.7 million and $117.7 million, respectively. The remainder of the September 30, 2022 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of the period was $81.3 million and $24.0 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Advanced products (1)	$1,639,409	$1,235,753	$3,879,638	$3,136,076
Mainstream products (2)	444,282	445,247	1,305,737	1,277,609
Total net sales	$2,083,691	$1,681,000	$5,185,375	$4,413,685
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Communications (smart phones, tablets)	47%	43%	42%	41%
Consumer (AR & gaming, connected home, home electronics, wearables)	20%	22%	20%	22%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	18%	20%	21%	21%
Computing (data center, infrastructure, PC/laptop, storage)	15%	15%	17%	16%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Interest income	$(4,034)	$(256)	$(6,578)	$(765)
Foreign currency (gain) loss, net	(1,013)	(53)	(11,568)	1,247
Loss on debt retirement	—	—	464	—
Other	(645)	(192)	(1,147)	(990)
Other (income) expense, net	$(5,692)	$(501)	$(18,829)	$(508)

4.    Income Taxes
Income tax expense of $44.2 million for the nine months ended September 30, 2022 reflects income taxes, foreign withholding taxes and minimum taxes. Income tax expense for the nine months ended September 30, 2022 also includes a $16.2 million income tax benefit from the recognition of deferred tax assets we expect to utilize in future years.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $37.3 million as of December 31, 2021 to $33.8 million as of September 30, 2022. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$306,081	$180,854	$601,522	$426,469

Weighted-average number of common shares outstanding - basic	244,744	244,100	244,581	243,746
Effect of dilutive securities:
Share-based awards	1,350	1,842	1,434	1,865
Weighted-average number of common shares outstanding - diluted	246,094	245,942	246,015	245,611
Net income attributable to Amkor per common share:
Basic	$1.25	$0.74	$2.46	$1.75
Diluted	1.24	0.74	2.45	1.74
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Share-based awards	324	180	306	90

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(2,057)	—	(31,536)	(33,593)
Amounts reclassified from accumulated other comprehensive income (loss)	18	14	—	32
Other comprehensive income (loss)	(2,039)	14	(31,536)	(33,561)
Accumulated other comprehensive income (loss) at September 30, 2022	$(2,387)	$5,630	$(16,826)	$(13,583)

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(221)	—	(11,264)	(11,485)
Amounts reclassified from accumulated other comprehensive income (loss)	74	77	—	151
Other comprehensive income (loss)	(147)	77	(11,264)	(11,334)
Accumulated other comprehensive income (loss) at September 30, 2021	$(126)	$(4,141)	$20,203	$15,936
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of September 30, 2022 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2022
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$11,668	$—	$—	$11,668	$—	$11,668
Corporate bonds	2,830	—	(2)	2,828	—	2,828
Money market funds	55,238	—	—	55,238	55,238	—
U.S. government bonds	7,484	1	—	7,485	7,485	—
Total cash equivalents	77,220	1	(2)	77,219	62,723	14,496
Short-term investments
Asset-backed securities	25,311	—	(163)	25,148	—	25,148
Certificate of deposits	16,291	—	—	16,291	16,291	—
Commercial paper	48,961	—	—	48,961	—	48,961
Corporate bonds	205,047	1	(2,315)	202,733	—	202,733
Foreign government bonds	1,446	—	(5)	1,441	—	1,441
Mortgage-backed securities	723	—	(3)	720	—	720
Municipal bonds	361	—	(2)	359	—	359
U.S. government bonds	8,314	—	(44)	8,270	8,270	—
Total short-term investments	306,454	1	(2,532)	303,923	24,561	279,362
Total	$383,674	$2	$(2,534)	$381,142	$87,284	$293,858

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
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2022:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$330,547	$328,619
After 1 year through 5 years	53,127	52,523
Total	$383,674	$381,142
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.
As of September 30, 2022, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.1 million. As of December 31, 2021, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.7 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2022, we sold receivables totaling $82.3 million and $247.8 million, net of discounts and fees of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2021, we sold receivables totaling $107.5 million and $319.4 million, net of discounts and fees of $0.2 million and $0.8 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Land	$212,483	$218,140
Buildings and improvements	1,748,036	1,711,560
Machinery and equipment	6,663,498	6,277,684
Finance lease assets	160,027	105,294
Software and computer equipment	236,741	232,251
Furniture, fixtures and other equipment	22,262	22,125
Construction in progress	119,416	74,662
Total property, plant and equipment	9,162,463	8,641,716
Accumulated depreciation and amortization	(6,075,402)	(5,770,658)
Total property, plant and equipment, net	$3,087,061	$2,871,058

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Depreciation expense	$156,192	$145,826	$455,230	$420,503

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Payroll and benefits	$122,097	$150,883
Deferred revenue and customer advances	80,724	117,741
Income taxes payable	57,232	38,957
Short-term finance lease liabilities	54,873	30,919
Accrued severance plan obligations	7,112	8,194
Accrued interest	1,975	10,789
Other accrued expenses	56,999	65,409
Total accrued expenses	$381,012	$422,892

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	September 30, 2022	December 31, 2021
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
$30.0 million revolving credit facility, applicable bank rate plus 1.11% (1)	—	—
Term loan, applicable bank rate plus 1.77%, due April 2023	—	47,064
Term loan, fixed rate at 1.85%, due April 2024 (2)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028	—	50,000
Term loan, fixed rate at 2.12%, due December 2028 (3)	200,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (4)	9,051	3,789
Term loan, fixed rate at 0.86%, due June 2022	—	4,345
Term loan, fixed rate at 0.60%, due July 2022	—	1,303
Term loan, fixed rate at 1.30%, due July 2023	35,926	79,075
Term loan, fixed rate at 1.35%, due December 2024	88,607	148,592
Term loan, fixed rate at 1.20%, due December 2025	48,950	75,773
Term loan, fixed rate at 1.23%, due December 2026	76,931	113,834
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, LIBOR plus 1.10%, due March 2024 (5)	47,000	48,000
Term loans, LIBOR plus 0.80%, due June 2025 (6)	40,000	—
Term loans, LIBOR plus 0.75%, due 2025 (7)	60,000	—
Other:
$250.0 million senior secured revolving credit facility, LIBOR plus 1.25% - 1.75%, due July 2023 (Singapore) (8)	—	—
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (9)	—	—
$600.0 million senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (8)	—	—
	1,131,465	1,146,775
Less: Unamortized discount and deferred debt costs, net	(6,400)	(8,779)
Less: Short-term borrowings and current portion of long-term debt	(123,521)	(153,008)
Long-term debt	$1,001,544	$984,988
(1)In October 2021, we renewed our revolving credit facility agreement for a one-year term with availability of $30.0 million. Principal is payable at maturity or six months after draw of funds, whichever is sooner, and interest is payable monthly in arrears. As of September 30, 2022, $30.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. As of September 30, 2022, ₩80.0 billion, or approximately $56 million, was available to be drawn.
(3)In October 2021, we entered into a term loan agreement with availability of $200.0 million. The loan will mature seven years from the date of the first drawdown, which occurred in December 2021 for $50.0 million. During the nine months ended September 30, 2022, we borrowed the remaining $150.0 million under this loan. Principal is payable in semiannual installments after a three-year grace period from the date of the first drawdown. Interest is payable quarterly at a fixed rate of 2.12%.
(4)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2022 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.18% to 0.30% (weighted average of 0.30% as of September 30, 2022). As of September 30, 2022, $4.7 million was available to be drawn.
(5)In March 2021, we entered into a borrowing arrangement which includes a $20.0 million term loan and a $30.0 million term loan. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at an annual base rate equal to the London Interbank Offered Rate, as administered by the International Exchange Benchmark Administration (“LIBOR”), plus 1.10% (weighted average of 4.58% as of September 30, 2022).
(6)In June 2022, we borrowed $40.0 million under two $20.0 million term loans. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at an annual base rate equal to LIBOR plus 0.80% (weighted average of 4.25% as of September 30, 2022).
(7)In August 2022 and September 2022, we borrowed $60.0 million under two $30.0 million term loans with each maturing in three years. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly at an annual base rate equal to LIBOR plus 0.75% (weighted average of 4.16% as of September 30, 2022).
(8)In July 2018, our subsidiary, Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”), entered into a $250.0 million senior secured revolving credit facility. In March 2022, this agreement was terminated and replaced with a $600.0 million senior secured revolving credit facility entered into by ATSH (the “2022 Singapore Revolver”). The 2022 Singapore Revolver is guaranteed by Amkor Technology, Inc. (“ATI”), Amkor Technology Taiwan Ltd. (“ATT”) and Amkor Advanced Technology Taiwan, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; and (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of September 30, 2022, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
(9)In December 2019, our subsidiary, ATT, entered into a $56.0 million borrowing arrangement (the “ATT Loan”). This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. In March 2022, in connection with our entry into the 2022 Singapore Revolver, the ATT Loan was amended to reduce the availability of the revolving credit facility from $36.0 million to $15.0 million. As of September 30, 2022, $15.0 million was available for future borrowings under such credit facility.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of September 30, 2022 the collateralized debt balance was $561.5 million, of which $382.5 million of assets were pledged as collateral.
The debt of ATI is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, ATI, ATT, AATT and ATSH guarantee certain debt of our subsidiaries.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. These restrictions are determined in part by calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
We were in compliance with all debt covenants at September 30, 2022.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Service cost	$4,760	$6,548	$15,266	$20,083
Interest cost	1,131	1,199	3,593	3,682
Expected return on plan assets	(1,339)	(1,384)	(4,260)	(4,247)
Recognized actuarial loss	13	32	39	96
Net periodic pension cost	$4,565	$6,395	$14,638	$19,614
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Defined contribution expense	$4,893	$4,807	$18,395	$16,803

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2022 and December 31, 2021, our foreign exchange forward contracts consisted of the following:

	September 30, 2022			December 31, 2021
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$218,940	$(120)	Accrued expenses	$396,946	$(901)	Accrued expenses
Korean won	81,797	(17)	Accrued expenses	125,321	(492)	Accrued expenses
Philippine peso	7,122	(28)	Accrued expenses	4,001	7	Other current assets
Singapore dollar	5,086	18	Other current assets	—	—
Total forward contracts	$312,945	$(147)		$526,268	$(1,386)
For the three and nine months ended September 30, 2022, the derivatives resulted in a net loss of $29.1 million and $94.2 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities. For the three and nine months ended September 30, 2021, the derivatives resulted in a net loss of $11.2 million and $47.0 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities.

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
The fair values of cash, accounts receivable, trade accounts payable, capital expenditures payable and certain other current assets and accrued expenses approximate carrying values because of their short-term nature. The carrying value of certain other non-current assets and liabilities approximates fair value. Our assets and liabilities recorded at fair value on a recurring basis include restricted cash money market funds and short-term investments, including investments classified as cash equivalents. Cash equivalent money market funds and restricted cash money market funds are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits.
Our derivative financial instruments are valued using quoted market prices for similar assets. Counterparties to these derivative contracts are highly rated financial institutions.
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$507,932	$520,940	$555,655	$520,436
Revolving credit facilities and term loans (Level 2)	577,400	604,125	627,883	617,560
Total debt	$1,085,332	$1,125,065	$1,183,538	$1,137,996
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
Lease Commitments
As of September 30, 2022 we have entered into additional lease agreements that have not yet commenced of approximately $24 million.

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
We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Advanced packages are the preferred choice in both the high-end and the mid-range segments of the smartphone market, which together account for a high portion of mobile phone semiconductor value. The use of advanced packages in automotive applications is growing as well, largely due to new, data-intensive applications, which require increased pin count and performance. In consumer devices, further miniaturization and the integration of new functionality within IoT devices also requires the use of advanced packaging. With the trend towards cloud-based computing, increased speed, performance and power requirements are achieved with innovative advanced packaging solutions. We believe that our technology leadership and this technology transition create significant growth opportunities for us.
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
As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historical trends indicate there has been a strong correlation between worldwide gross domestic product levels, consumer spending and semiconductor industry cycles. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any correction, economic slowdown, recession or subsequent economic recovery.
The full effect of the ongoing Covid-19 pandemic is unknown, and there remains uncertainty related to the prolonged impact that the Covid-19 pandemic will have on the global economy, the semiconductor industry and our business, results of operations and financial condition. As previously disclosed, the Chinese government, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, mandated a lockdown of our Shanghai factory beginning in March 2022. The Shanghai facility reopened during the second quarter and returned to normal operating levels in late June 2022, which resulted in higher than seasonal growth in net sales for the third quarter compared to the second quarter. Additionally, other national, regional and local governments have implemented, and are likely to continue to implement, restrictions to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions, and we expect these industry constraints and external pressures to persist throughout 2022. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part II, Item 1A.

We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of September 30, 2022, we had cash and cash equivalents and short-term investments of $624.1 million and $308.1 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q.
Financial Summary
Our net sales increased $402.7 million, or 24.0%, to $2,083.7 million for the three months ended September 30, 2022, compared to $1,681.0 million for the three months ended September 30, 2021. The increase was primarily due to higher sales of advanced products across all end markets, partially offset by unfavorable foreign currency exchange rate movements.
Gross margin for the three months ended September 30, 2022 increased to 20.2%, compared to 19.3% for the three months ended September 30, 2021. The increase in gross margin was primarily due to the increase in net sales and favorable foreign currency exchange rate movements, partially offset by an increase in the mix of products sold with higher material content.
Operating income margin expanded 270 basis points to 15.3% for the three months ended September 30, 2022 from 12.6% for the three months ended September 30, 2021. The increase in our operating income margin was primarily due to the increase in our gross margin discussed above along with a decrease in research and development expenses due to projects that moved into production.
Our capital expenditures totaled $575.5 million for the nine months ended September 30, 2022, compared to $491.4 million for the nine months ended September 30, 2021. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $545.8 million for the nine months ended September 30, 2022, compared to $631.6 million for the nine months ended September 30, 2021. This decrease was primarily due to changes in working capital and changes in advanced payments to our vendors and from our customers, offset by higher net sales and operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	53.3%	48.3%	50.1%	45.6%
Labor	8.6%	11.5%	10.4%	12.7%
Other manufacturing costs	17.9%	20.9%	20.3%	22.1%
Gross margin	20.2%	19.3%	19.2%	19.6%
Operating income	15.3%	12.6%	13.0%	11.6%
Net income attributable to Amkor	14.7%	10.8%	11.6%	9.7%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Net sales	$2,083,691	$1,681,000	$402,691	24.0%	$5,185,375	$4,413,685	$771,690	17.5%
The increase in net sales for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, was primarily due to higher sales of advanced products across all end markets, partially offset by unfavorable foreign currency exchange rate movements. The communications end market represented 63% and 46% of the increase for the three and nine months ended September 30, 2022, respectively, driven primarily by content and market share gains within 5G smartphones. The computing end market represented 14% and 23% of the increase for the three and nine months ended September 30, 2022, respectively, driven primarily by a shift to cloud-based services.
Gross Profit and Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands, except percentages)
Gross profit	$421,228	$324,832	$96,396	$995,713	$863,186	$132,527
Gross margin	20.2%	19.3%	0.9%	19.2%	19.6%	(0.4)%
Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending upon product mix, utilization, foreign currency exchange rate movements and seasonality. We have expanded our business in advanced SiP modules, which tend to have higher material costs when compared to our other products. As we continue to increase production of these higher material cost modules, there could be an impact on our profitability, depending on overall utilization.
Gross profit and gross margin increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the increase in net sales and favorable foreign currency exchange rate movements, partially offset by an increase in the mix of products sold with higher material content. While gross profit increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, gross margin decreased, primarily due to an increase in the mix of products sold with higher material content and the government-mandated lockdown and related underutilization of our Shanghai factory during the second quarter of 2022. The decrease in gross margin was partially offset by the increase in net sales and favorable foreign currency exchange rate movements.
Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Selling, general and administrative	$67,947	$72,581	$(4,634)	(6.4)%	$213,774	$223,538	$(9,764)	(4.4)%
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to favorable foreign currency exchange rate movements. Additionally, a portion of the decrease for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to costs incurred for factory consolidation efforts in Japan in the prior year.

Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Research and development	$33,994	$40,790	$(6,796)	(16.7)%	$109,835	$128,624	$(18,789)	(14.6)%
Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs relating to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses for the three and nine months ended September 30, 2022 decreased compared to the three and nine months ended September 30, 2021 due to projects that moved into production, partially offset by new development projects in advanced packaging technologies.
Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	(In thousands, except percentages)
Interest expense	$14,879	$12,896	$1,983	15.4%	$43,620	$38,333	$5,287	13.8%
Interest income	(4,034)	(256)	(3,778)	>100%	(6,578)	(765)	(5,813)	>100%
Foreign currency (gain) loss, net	(1,013)	(53)	(960)	>100%	(11,568)	1,247	(12,815)	>(100)%
Loss on debt retirement	—	—	—	—%	464	—	464	100%
Other (income) expense, net	(645)	(192)	(453)	>100%	(1,147)	(990)	(157)	15.9%
Total other expense, net	$9,187	$12,395	$(3,208)	(25.9)%	$24,791	$37,825	$(13,034)	(34.5)%
Interest expense increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to an increase in our finance lease obligation balance.
Interest income increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to higher interest rates on our available-for-sale debt investments.
The changes in foreign currency (gain) loss, net for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were primarily due to the strengthening of the U.S. dollar compared to the foreign currencies of our subsidiaries and the associated impact on our net monetary exposure.
Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
Income tax expense	$3,643	$17,219	$(13,576)	$44,159	$44,875	$(716)
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense for the three and nine months ended September 30, 2022 was reduced by foreign currency exchange rate movements and the inclusion of a $16.2 million income tax benefit from the recognition of deferred tax assets we expect to utilize in the future years.
During the nine months ended September 30, 2022 and 2021, our subsidiaries in Korea and Singapore operated under various tax holidays. The tax holiday granted in the Philippines expired in December 2021. As these tax holidays expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

Liquidity
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments, stock and debt repurchases, debt service requirements and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents, short-term investments and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditures, dividend payments, debt service, debt repurchases and other financial requirements for at least the next twelve months.
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
As of September 30, 2022, we had cash and cash equivalents and short-term investments of $932.1 million. Included in our cash and short-term investments balances as of September 30, 2022 is $789.8 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of September 30, 2022, our net liability associated with unrecognized tax benefits is $35.0 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the nine months ended September 30, 2022 and 2021, we sold accounts receivable totaling $247.8 million and $319.4 million, net of discounts and fees of $0.6 million and $0.8 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; and (2) $250 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of September 30, 2022, we had availability of $600.0 million. As of September 30, 2022, our foreign subsidiaries had $645.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $60.7 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

As of September 30, 2022, we had debt of $1,125.1 million, with $123.5 million payable within 12 months. As of September 30, 2022, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2022 for variable rate debt, were $213.7 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $48.0 million. We were in compliance with all debt covenants as of September 30, 2022, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees that were employed prior to August 1, 2015. As of September 30, 2022, the severance liability was $63.0 million, with $7.1 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of September 30, 2022, we had foreign pension plan obligations of $48.2 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2021 Form 10-K.
We lease certain machinery and equipment, office space, and manufacturing facilities. As of September 30, 2022, our total remaining operating lease obligations and finance lease obligations were $155.8 million and $126.0 million, respectively, with $73.1 million and $58.9 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of September 30, 2022, the purchase obligations were $521.0 million, with $501.8 million payable within 12 months.
During the nine months ended September 30, 2022, we paid total quarterly cash dividends of $36.7 million. We currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At September 30, 2022, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the nine months ended September 30, 2022, our capital expenditures totaled $575.5 million.
We expect that our 2022 capital expenditures will be approximately $900 million, approximately $60 million of which we expect to spend on the construction of our new Vietnam factory. Ultimately, the amount of our 2022 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2022 and 2021, was as follows:

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating activities	$545,764	$631,619
Investing activities	(723,216)	(636,369)
Financing activities	6,741	(136,648)
Operating activities:   Our cash flow provided by operating activities for the nine months ended September 30, 2022 decreased by $85.9 million compared to the nine months ended September 30, 2021, primarily due to changes in working capital and changes in advanced payments to our vendors and from our customers, offset by higher net sales and operating profits.
Investing activities:   Our cash flow used in investing activities for the nine months ended September 30, 2022 increased by $86.8 million compared to the nine months ended September 30, 2021, primarily due to increased purchases of property, plant and equipment and increased net payments for foreign exchange forward contracts, offset by higher net proceeds from short-term investments. Payments for property, plant and equipment can fluctuate based on timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to net debt borrowings in China and Korea, offset by net debt repayments in Japan and the payment of our quarterly dividends. The net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to net debt repayments in Japan and the payment of our quarterly dividends.
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

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$545,764	$631,619
Payments for property, plant and equipment	(575,502)	(491,425)
Proceeds from sale of property, plant and equipment	2,691	2,722
Free cash flow	$(27,047)	$142,916

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2022 would have been approximately $10 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2022, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the nine months ended September 30, 2022, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2022 would have been approximately $100 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $31.5 million and $11.3 million for the nine months ended September 30, 2022 and 2021, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2022:

	2022 - Remaining	2023	2024	2025	2026	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$27,118	$99,489	$72,544	$83,163	$68,101	$625,000	$975,415	$929,453
Average interest rate	1.3%	1.3%	1.3%	1.8%	1.9%	5.9%	4.3%
Variable rate debt	$7,889	$9,661	$48,000	$90,500	$—	$—	$156,050	$155,879
Average interest rate	1.6%	2.8%	4.6%	4.2%	—%	—%	4.1%
Total debt maturities	$35,007	$109,150	$120,544	$173,663	$68,101	$625,000	$1,131,465	$1,085,332
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•laws, rules, regulations and policies imposed by U.S. or other governments, such as tariffs, customs, duties, export controls, sanctions and other restrictive trade barriers and national security, data privacy and cybersecurity, antitrust and competition, tax, currency and banking, labor and environmental, health and safety laws;
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
In addition to the above factors, restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, including the recent export rules and regulations adopted by the U.S. government regarding the sale of certain semiconductor chip and chipmaking equipment products to customers in China, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan. Additionally, we are preparing to offer packaging and test services from a new factory under development in Vietnam. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the U.S.  The following are some of the risks we face in doing business internationally:
•restrictive trade barriers considered or adopted by U.S. and foreign governments applicable to the semiconductor supply chain, including laws, rules, regulations and policies in areas such as national security, licensing requirements for exports, tariffs, customs and duties, including the recent export rules and regulations applicable to U.S. companies that sell certain semiconductor and chipmaking equipment products to customers in China;

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
•laws, rules, regulations and policies imposed by U.S. or foreign governments in areas such as data privacy, cybersecurity, antitrust and competition, tax, currency and banking, labor, environmental, and health and safety;
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
On October 7, 2022, the U.S. Bureau of Industry and Security announced new export control regulations applicable to U.S. semiconductor technology sold in China. The new regulations place limitations on the ability of companies to export certain advanced computing semiconductor chips, as well as chipmaking equipment, by requiring companies to obtain licenses to export such products and equipment into China. Certain of the Company’s competitors may be exempt from the new regulations by virtue of being non-U.S. manufacturers. To the extent required, Amkor would pursue export licenses and authorizations, but there can be no assurances that Amkor would obtain such licenses or authorizations on a timely or cost-effective basis or at all, or that our customers will not reroute business that would have otherwise been given to Amkor to one or more of our competitors as a result of the new restrictions, particularly if our competitors have, or are not required to have, required licenses or authorizations that we have not obtained. It is also possible that government agencies in China or in other countries may adopt retaliatory export control rules in response to the new U.S. regulations, which could further impact our business, liquidity, results of operations, financial condition and cash flows.
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $63.0 million as of September 30, 2022. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to the defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of September 30, 2022, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 142.3 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.9 million shares, or approximately 58% of our outstanding common stock.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2022, our total debt balance was $1,125.1 million, of which $123.5 million was classified as a current liability and $561.5 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	—	—	—	91,586,032
September 1 - September 30	—	—	—	91,586,032
Total	—	$—	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that our Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended September 30, 2022, and at September 30, 2022, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

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

Date: November 3, 2022