Form 10-K
period 2022-12-31
AMKOR TECHNOLOGY, INC.
filed 2023-02-22
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
Commission File Number 000-29472
Amkor Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-1722724
(State of incorporation)	(I.R.S. Employer Identification Number)
2045 East Innovation Circle
Tempe, AZ 85284
(Address of principal executive offices and zip code)
(480) 821-5000
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AMKR	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on that date, was approximately $1,732 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 17, 2023, was as follows: 245,284,192 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

Forward-Looking Statements
All references to “Amkor,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K (this “Form 10-K”) are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” Amounts preceded by ¥ are in Japanese yen and ₩ are in Korean won. Amkor®, Amkor Technology®, MicroLeadFrame®, and SWIFT®, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this Form 10-K may occur without the respective superscript symbol (® and TM) in order to facilitate the readability of this Form 10-K and are not a waiver of any rights that may be associated with the relevant trademarks.

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2023, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations, financial results and supply chain, including as a result of the government-mandated lockdown of our Shanghai factory during the second quarter of 2022, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for and benefits from our new manufacturing facility under construction in Vietnam and (22) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A and other sections of this Form 10-K and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K except as may be required by applicable law.

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
•Focusing on strategic end markets that offer solid growth potential;
•Providing a geographically diverse operating base; and
•Developing a competitive cost structure through disciplined capital investment.
Our packaging and test services are designed to meet application and chip-specific requirements, including: the required type of interconnect technology; size; thickness; and electrical, mechanical and thermal performance. We provide turnkey packaging and test services including semiconductor wafer bump, wafer probe, wafer back-grind, package design, packaging, system-level and final test and drop shipment services. Our customers use us for one or more of these services.
We provide our services to integrated device manufacturers (“IDMs”), “fabless” semiconductor companies, OEMs and contract foundries. IDMs generally design, manufacture, package and test semiconductors in their own facilities. However, the availability of technologically advanced outsourced manufacturing services has encouraged IDMs to outsource a portion of their manufacturing. By offering a broad package portfolio, Amkor allows IDMs to outsource packaging and test services and focus their investments on core competencies such as silicon fabrication. Fabless semiconductor companies do not have factories. They focus exclusively on semiconductor design and outsource virtually every step of the manufacturing process, utilizing contract foundries to manufacture their semiconductors in wafer form and companies such as Amkor for their packaging and test needs. Some companies will engage a contract foundry to manage the complete semiconductor manufacturing process, and, in turn, the contract foundry will outsource some of its packaging and test needs.
INDUSTRY BACKGROUND
Semiconductor devices are essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:
•Growing demand for mobile and connected devices, including the worldwide adoption of “smart” phones, tablets and other Internet-of-Things (“IoT”) devices that can access the internet and provide multimedia capabilities.
•An increase in the semiconductor content within electronic products to provide greater functionality and higher levels of performance.
•The expansion of 5G infrastructure and 5G enabled devices.

•The proliferation of semiconductor devices into well-established end products such as automotive systems for automation and driver assist, electrification and infotainment systems.
•An increase in mobility and connectivity capabilities, driving demand for new broadband wired and wireless networking equipment.
•Digitalization, driving expansion of data generation and storage.
•The adoption of heterogeneous integration (diverse dies positioned close to each other within the same package) to reduce cost, improve yields and deliver required performance in data center computing, artificial intelligence and similar end uses.
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
As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. With the exception of 2020, where the Covid-19 pandemic caused worldwide gross domestic product levels to decline during a period of strong growth in the semiconductor industry, there has generally been a strong correlation between worldwide gross domestic product levels, consumer spending and semiconductor industry cycles.
Outsourcing Trends in Semiconductor Manufacturing
Semiconductor companies outsource their packaging and test needs to service providers such as Amkor for the following reasons:
Packaging and test service providers have developed expertise in advanced technologies.
The increasing demands for miniaturization, greater functionality, lower power consumption and improved thermal and electrical performance are driving the continuous development of semiconductor packaging and test technologies that are more sophisticated, complex, capital intensive and customized. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies requiring the technological innovation expertise found in the leading outsourced assembly and test companies. At the same time, these companies are often looking to reduce their internal manufacturing and research and development costs for packaging and test solutions. As a result, many of these companies are increasingly relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies.
Packaging and test service providers can facilitate a more efficient supply chain and help shorten time-to-market for new products.
We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for new products and that an efficient supply chain is a critical factor in facilitating timely and successful product introductions. Packaging and test service providers have the resources and expertise to timely develop and implement new packaging technology in high volume. For this reason, semiconductor companies and OEMs are leveraging the capabilities of outsourced packaging and test service providers to bring new high quality products to market more quickly.
High quality packaging and test service providers enable semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.
As semiconductor process technology migrates to larger wafers and smaller feature sizes, the cost of building a state-of-the-art wafer fabrication factory has risen significantly. The high cost of investing in next generation silicon technology and equipment is causing many semiconductor companies to adopt or maintain a “fabless” or “fab-lite” strategy to reduce or eliminate their investment in wafer fabrication and associated packaging and test operations. As a result, these companies are increasing their reliance on outsourced providers of semiconductor manufacturing services, including high quality packaging and test solutions.
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
STRATEGY AND COMPETITIVE STRENGTHS
Strategy
Amkor is a leader in advanced packaging technology in the outsourced assembly and test market. Growth in the semiconductor industry is being driven primarily by advanced packaging within four key megatrends of 5G, automotive, IoT and high-performance computing (“HPC”). We believe Amkor is well positioned in each of these end markets.
•Within our communications end market, we have a strong position across multiple device functionalities within premium and high tier smartphones. We are collaborating with industry leaders as smartphones transition to 5G and drive semiconductor growth through the adoption of new wireless standards, integration of a broad range of applications, enhanced features, and higher performance requirements to support increased data processing. The trend to greater functionality drives miniaturization and cost reduction enabled by advanced packaging.
•Increasing semiconductor content in automobiles is driving increased demand for advanced packaging to enable the proliferation of safety features such as advanced driver assistance systems (“ADAS”) and radar and digital cockpit features such as infotainment displays and telematics. Increasing battery voltage, higher voltage power converters and automotive inverter components also require innovative power packaging solutions.
•The IoT wearables within our consumer end market are evolving in multiple applications, such as watches, health trackers, hearables, biometrics and smart glasses. Integration of multiple functions in small form factors, processors, sensors and connectivity devices depends on innovation in advanced packaging.
•Increased data traffic requiring higher networking speed and storage, as well as computing power increases in HPC, data centers, cloud computing, AI, PCs and laptops, are driving demand for more semiconductors and advanced packaging in the computing end market.
Our primary financial objective is profitable sales growth. We believe that we will continue to achieve that goal and create long-term shareholder value by building on our strength in advanced packaging and executing on the following strategies.
Leverage Our Leadership in Services for Advanced Technologies
We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers.
With approximately 700 employees, as of December 31, 2022, engaged in research and development for new semiconductor packaging and test technologies, we are a technology leader in areas such as fine pitch bumping, advanced flip chip, wafer-level processing, advanced SiPs and power modules.
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
Selectively Grow Our Scale and Scope through Strategic Investments
From time to time, we identify attractive opportunities to strengthen our leadership position and market share through expansion of our operations, joint ventures, acquisitions and other strategic investments. For example, we are making preparations to deliver advanced SiP modules and other packaging solutions from a new factory in Bac Ninh, Vietnam. We believe that the Bac Ninh site, which is expected to begin production in the fourth quarter of 2023, will provide customers with a cost-competitive high-volume manufacturing location that offers supply chain diversification. In addition, our broad geographic footprint, including our manufacturing presence in Portugal and our headquarters in the United States, are key differentiators for us and position us to participate in initiatives to regionalize supply chains. We believe that selective growth through these strategic actions can further strengthen customer relationships, help to maintain and enhance our technological leadership, diversify our revenue streams and improve our profits.
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
Advanced Packaging Technology Leadership
We are a leader in developing and deploying advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies, including our Double-Sided, Molded Ball Grid Array (“DSMBGA”) SiP platform and multi-chip modules that incorporate silicon interposers between the module chips and substrate. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of integration, speed and performance, packages will increasingly require wafer-level Chip Scale Packaging (“CSP”), WLFO, SWIFT and Flip Chip interconnect solutions, advanced SiP products and medium and higher power density packages and modules.
We continue to invest in developing the key processes and packages, along with test solutions, required for our customers to deliver advanced integrated and modular solutions to their markets. We are also a developer of environmentally friendly IC packaging, which involves reducing the use of lead and other harmful materials and efficient use of energy and water.
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
We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal, memory, sensors and radio frequency-semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.
Geographically Diversified Manufacturing Base
We have a broad and geographically diverse manufacturing footprint strategically located in seven of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide a flexible supply chain and cost-effective solutions to our customers by:
•Being located in key regions where customers are actively seeking to develop localized supply chains;
•Qualifying production of customer devices at multiple manufacturing sites with geographical diversity to mitigate the risks of supply disruptions;
•Providing capabilities and solutions for customer-specific requirements;
•Offering capacity to absorb large orders and accommodate quick turn-around times; and
•Obtaining favorable pricing and supply agreements on materials and equipment by using our purchasing power and leading industry position.
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
We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package formats as industry standards. We collaborate with customers and leading OEMs to develop comprehensive packaging solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor companies, foundries and OEM electronics companies, we are able to focus resources on developing new packages that will meet the requirements of new products. The traditional delineation between front-end semiconductor manufacturing and packaging is starting to converge. Foundries, and in some cases IDMs, are integrating some packaging activities closer to front-end wafer processes. We work closely with foundry partners to complement these offerings by offering similar wafer-based technologies as well as downstream processing.
PACKAGING AND TEST SERVICES
In general, the semiconductor manufacturing process consists of IC design, wafer fabrication, wafer probe, packaging and final test. The packaging and test services we provide occur subsequent to wafer fabrication, and the wafers that we receive from our customers are generally consigned to us.
Advanced Products and Mainstream Products
We offer a broad range of advanced and mainstream packaging and test services to our customers. We refer to our flip chip, wafer-level processing and related test services as “Advanced Products” and to our wirebond packaging, power device packaging and related test services as “Mainstream Products.” The following table sets forth, for the periods indicated, net sales for Advanced Products and Mainstream Products and the percentage of total net sales for each service offering.

	For the Year Ended December 31,
	2022		2021		2020
	(In millions, except percentage of net sales)
Advanced Products	$5,368	75.7%	$4,409	71.8%	$3,605	71.4%
Mainstream Products	1,724	24.3%	1,729	28.2%	1,446	28.6%
Total net sales	$7,092	100.0%	$6,138	100.0%	$5,051	100.0%
Advanced Products
Our Advanced Products include flip chip chip scale packages (“FC CSP”), wafer-level packages and flip chip ball grid array (“FCBGA”) packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.
FC CSP Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. FC CSP can be a single die or multi die format. The size advantage provided by CSP technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors such as smartphones, tablets and other mobile consumer electronic devices.
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
FCBGA Products: FCBGA packages are large form factor substrate-based packages which are used where processing power and speed are a higher priority than a small form factor. Our FCBGA packages are assembled using state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias, and ultra-fine line and space metallization, FCBGA substrates have the highest routing density available. The variety of FCBGA package options, from large single die to multi-chip packages with memory, allows package selection to be tailored to the specific thermal needs of the end product. We offer FCBGA packaging in a variety of product formats to fit a wide range of end application requirements, including networking, storage, computing, automotive and consumer applications.
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

•WLFO packages (also known as low-density fan-out packages) are utilized for ICs where the die surface area is too small to accommodate all of the required bond pads. The fan-out package enlarges the bondable surface area by building a border around the die using low-cost molding compound. These packages can include multiple die. Applications for WLFO packages include power management, transceivers, radar and specialty silicon.
•SWIFT, also known as high-density fan-out, can either replace the laminate substrate with a thinner structure or reduce the complexity of the substrate by housing the dense interconnects in the SWIFT structure, allowing for a less expensive substrate that provides a high level of performance with a balanced cost structure. SWIFT solutions enable high performance in a compact form factor that combines tiled processors, memory, I/O die and other peripheral ICs.
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
Advanced System-in-Package Modules
Advanced SiP modules combine multiple semiconductor and other electronic components with different functionalities into a single package. These modules use wirebond, flip chip or wafer-level interconnect technologies. Components can include ICs, passive devices (inductors, capacitors, resistors, filters and diplexers), antennas and mechanical parts.
The increasing demand for miniaturization and higher functionality at competitive cost is driving the adoption of advanced SiP in new products. Advanced SiP modules are used for many applications such as radio frequency (“RF”) and front-end modules, basebands, connectivity, fingerprint sensors, display and touch screen drivers, sensors and MEMS, NAND memory and solid state drives. Advanced SiP modules are found in many products including smartphones and tablets, automobiles, IoT wearables, high-performance gaming systems, computers and network systems.
In 2022, 2021 and 2020, we had net sales of approximately $2,930 million, $2,280 million and $1,885 million, respectively, from our advanced SiP modules, which are mostly included in Advanced Products, depending upon the interconnect technology used in the module.
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
Burn-In Test: Burn-in test is a process in which components of a system are exercised, monitored and measured in extreme operational conditions such as high temperature, voltage and frequency over time. The purpose of the environmental and operational stress conditions of burn-in testing is to accelerate and screen early life failures and estimate and monitor long-term degradation and ultimate lifetime.
System Level Test: System level test identifies defective SiP products that may not otherwise be screened by traditional wafer level, package level or burn-in testing. As advanced packaging proliferates and the integration of more individual components into a SiP grows, system level testing becomes more important.
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

End Markets
The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market:

	2022	2021	2020
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smartphones, tablets)	44%	41%	41%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	20%	21%	20%
Consumer (AR & gaming, connected home, home electronics, wearables)	20%	22%	24%
Computing (data center, infrastructure, PC/laptop, storage)	16%	16%	15%
Total net sales	100%	100%	100%
RESEARCH AND DEVELOPMENT
We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. Our research efforts focus on developing new packaging solutions and test services, as well as improving the efficiency and capabilities of our existing production processes. By concentrating our research and development on our customers’ needs for innovative packages, increased performance, higher density, smaller size and lower cost, we gain opportunities to enter markets early, successfully compete for new products and promote our new package offerings as industry leading technology.
One of our priorities is developing highly integrated SiP modules, such as DSMBGA packages, to reduce material and processing costs and minimize form factor for wearables and mobile devices. Another important focus area is the development of wafer-level and panel-level packages for chips in 2D and 3D system implementations. These wafer-level chip-scale packages and WLFO packages are increasingly the preferred package type for many applications in IoT and mobile devices, including processors, power management integrated circuits (“PMICs”), display drivers and antenna package products. Our development of Panel Level Fan Out (“PLFO”) technology will permit higher economies of scale for fan-out package devices manufactured on a panel versus wafer basis. We are also developing new applications for the automotive market using existing and new package technologies as higher performance compute, energy efficiency, power distribution and sensor content are used to support new automotive features including ADAS, infotainment, optical sensors and electric vehicles. In addition, we are developing high power management modules involving SiC-based devices.
Another focus for development is integrated multi-die solutions, including multichip modules and high-density WLFO solutions, which enable package level integration of different types and levels of silicon technologies for high performance computing, networking and data center applications. This is accomplished by combining processors and other chiplets into one packaged module. Through die partitioning and heterogeneous integration, these modules provide higher functionality at lower total product cost.
Our research and development employees are based in Korea, the United States, Portugal and other locations in Asia. At December 31, 2022, we had approximately 700 employees engaged in research and development activities. In 2022, 2021 and 2020, we incurred $149.4 million, $166.0 million and $140.7 million, respectively, of research and development expense.
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

SEASONALITY
Our sales have generally been higher in the second half of the year than in the first half due to consumer buying patterns in the U.S., Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December, which generally results in a decrease in packaging and test services during the first quarter. General economic conditions, changes in our product mix or overall demand in any of our end markets can impact our seasonality.
CUSTOMERS
Our customers include many of the largest semiconductor companies in the world. Our ten largest customers accounted for 65% of our net sales in 2022. Direct sales to Apple Inc. and Qualcomm Technologies, Inc. accounted for 20.6% and 10.1% of our net sales, respectively, for the year ended December 31, 2022.
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
We obtain the materials required for packaging services from various suppliers and source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. We work closely with our primary material suppliers to ensure consistent quality, availability and timely delivery. We also negotiate worldwide pricing agreements with our major suppliers to take advantage of the scale of our operations.
Equipment
Our ability to meet the changing demand from our customers for manufacturing capacity depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.
The primary types of equipment used in providing our packaging services are wirebonders, die bonders, chip shooters, and die attach. In addition, we maintain a variety of other packaging equipment, including mold, singulation, ball attach and wafer backgrind, along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our packages, with equipment used in traditional wirebond packaging being easier to redeploy than the equipment used in advanced packaging.
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
•Measurement and independent verification of greenhouse gases (“GHGs”) generated by our factories worldwide. Once collected, our GHG data is submitted to, and disclosed publicly by, CDP, formerly known as the Carbon Disclosure Project. CDP is a leading organization that assesses the impact of climate change and promotes a sustainable economy.
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
INTELLECTUAL PROPERTY
We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and other countries, and their durations vary depending on the jurisdiction in which each patent is filed. Although our patents are an important element of our intellectual property strategy, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot provide assurances that we will receive patents from pending or future applications. In addition, any patents we obtain could be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. Nonetheless, our patents afford an important means of protection for our technologies. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks and may promote our particular brands through advertising and other marketing techniques.
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
HUMAN CAPITAL RESOURCES
Employees
As of December 31, 2022, Amkor employed 31,300 regular full-time employees, of whom approximately 97%, 2% and 1% resided in the Asia-Pacific region, Europe and North America, respectively. Our global workforce spans 12 countries, reflecting various cultures, backgrounds, ages, genders and ethnicities. Of our global employee base, 93% are employed in manufacturing roles. Our employees in France, Germany, the Philippines, Singapore, Taiwan, Vietnam and the U.S. are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia and Portugal are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories.
Amkor believes that its future success is highly dependent upon our continued ability to attract, retain and motivate qualified employees. As part of our effort to attract and motivate employees, Amkor is committed to providing competitive and comprehensive benefits that are designed to enable our employees and their families to live healthier and more secure lives. Additionally, Amkor has implemented various retention programs to incentivize and retain high-performing employees. We regularly evaluate such retention programs and our compensation practices generally to ensure they remain competitive and are aligned with local market practices. We look to promote our management-level employees from within Amkor, and we believe that we have been successful in this effort. Factory locations also maintain training and development programs that enable the continued learning and growth of our employees, and senior management regularly meets to share and implement best practices among our various facilities.
Amkor also uses human capital initiatives to support our broad geographic footprint. For career development and advancement, we may provide employees with the opportunity to move between factories, often in support of new factories or the introduction of new packaging offerings. We believe that these initiatives are efficient for training new local employees and allow existing employees to continue to develop in their careers.
We believe that our efforts to motivate, retain and support the growth of qualified employees is reflected in the long average tenure of our key employees.
Health and Safety
The health and safety of our employees is very important to us and, accordingly, we endeavor to provide comprehensive health benefits to our full-time employees. Our focus on health and safety is further evident in our response to the Covid-19 pandemic. Because our business involves the manufacturing and testing of physical products, many of our employees have been unable to work from home. To keep our employees safe and to maintain operations during the Covid-19 pandemic, we implemented increased health and safety-related measures across our global footprint. While the long-term impact of the Covid-19 pandemic remains uncertain, we have retained those enhanced measures as part of our commitment to protect the health and safety of our employees.
AVAILABLE INFORMATION
Amkor files annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Amkor) file electronically with the SEC. The SEC’s website is www.sec.gov.
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

Item 1A.Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K. For more information, see the Forward-Looking Statements within this Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-K, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. The occurrence of any of the risks and uncertainties described below could materially and adversely affect our business, liquidity, results of operations, financial condition or cash flows.
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
•any changes in tax laws, taxing authorities not agreeing with our interpretation of applicable tax laws, including whether we continue to qualify for conditional reduced tax rates, or any requirements to establish or adjust valuation allowances on deferred tax assets; and
•natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
Company-Specific Risk Factors
Our packaging and test services are used in volatile industries, and industry downturns, and declines in global economic and financial conditions could harm our performance.
Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. We believe that the general semiconductor market is currently going through a cyclical correction. The semiconductor industry has experienced significant and sometimes sudden and prolonged downturns in the past. If the industry or markets in which we compete experience slower, or even negative growth, our business and results of operations may be materially and adversely affected.
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
In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could materially and adversely affect our business. New variants or the potential re-emergence of the Covid-19 pandemic or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions, may materially and adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced, and may experience in the future, disruptions to our business operations resulting from quarantines, self-isolations or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet customer commitments. In March 2022, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, the Chinese government mandated a temporary lockdown of our Shanghai factory. The Shanghai facility reopened during the second quarter and returned to normal operating levels in late June 2022. Other national, regional, and local governments have implemented, and may implement in the future, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
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
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business, and the Covid-19 pandemic and resulting supply chain disruptions and economic turbulence have created extended lead times for some materials and equipment. To the extent the impact of such disruptive events continues or worsens, we anticipate having greater difficulty obtaining, or waiting longer to obtain, certain equipment, supplies and other materials necessary for performance of our services or necessary to increase the services we provide to customers. Furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have impacted the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors, and the Covid-19 pandemic and resulting supply chain disruptions and economic turbulence have created extended lead times for some equipment. In periods of increased demand and reduced availability, equipment suppliers may delay orders or only partially satisfy our equipment orders in the normal time frame. The unavailability of equipment or failures to deliver equipment on a timely basis could delay or impair our ability to meet customer orders. If we are unable to meet customer orders, we could lose potential and existing customers. Generally, we acquire our equipment on a purchase order basis and do not enter into long-term equipment agreements. As a result, we could experience adverse changes in pricing, currency risk and potential shortages in equipment in a strong market, any of which could have a material adverse effect on our results of operations.
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
•political instability, conflicts (such as the ongoing conflict in Ukraine) and government shutdowns, civil disturbances and international events;
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
In addition to the above factors, restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, including the export rules and regulations adopted by the U.S. government in October 2022 regarding the sale of certain semiconductor chip and chipmaking equipment products to customers in China, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
We depend on our factories and operations in various foreign jurisdictions and many of our customers’ and vendors’ operations are also located outside of the U.S.
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan and are preparing to offer packaging and test services from a new factory under construction in Vietnam. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the U.S.  The following are some of the risks we face in doing business internationally:
•restrictive trade barriers considered or adopted by U.S. and foreign governments applicable to the semiconductor supply chain, including laws, rules, regulations and policies in areas such as national security, licensing requirements for exports, tariffs, customs and duties, including the export rules and regulations applicable to U.S. companies that sell certain semiconductor and chipmaking equipment products to customers in China;
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
•political and social conditions, and the potential for civil unrest, terrorism or other hostilities (such as the ongoing conflict in Ukraine);
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
The Covid-19 pandemic has impacted, and may impact in the future, our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. For example, quarantine orders and orders restricting movement have adversely affected, and may in the future adversely affect, our operations in China, the Philippines and Malaysia. Additionally, other national, regional, and local governments have implemented, and may implement in the future, restrictions to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and financial condition. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
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
During 2022, we began construction for the first phase of a new manufacturing facility in Bac Ninh, Vietnam, which will have approximately 1.9 million square feet of space. We expect to complete the first phase and begin high-volume manufacturing in the fourth quarter of 2023. There can be no assurance, however, that the construction will be completed, or that high-volume manufacturing will begin, on that schedule or that the actual scope, costs or benefits of the project will be consistent with our current expectations.
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
Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. Generally, our customers do not commit to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, we sometimes experience double booking by customers, and our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons, including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows could be materially and adversely affected.
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
We may face warranty claims, product return and liability risks, economic damage claims and negative publicity if our packages fail.
Our packages are incorporated into a number of end products. If our packages fail, our business may be exposed to warranty claims, product return and liability risks, economic damage claims and negative publicity.
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
Since October 2020, we have paid a regular quarterly cash dividend on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements and that the payment of the dividend remains in our and our stockholders’ best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension of dividend payments could cause our stock price to decline.

We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $56.2 million as of December 31, 2022. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of December 31, 2022, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 142.0 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.6 million shares, or approximately 58% of our outstanding common stock.
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
General Risk Factors
The Covid-19 pandemic has impacted, and may impact in the future, the supply chain and consumer demand for our customers’ products and services, and such impact on the supply chain and consumer demand may ultimately have a material and adverse effect on our business, results of operations and financial condition.
The impacts of the Covid-19 pandemic have varied, and may continue to vary, by location, by industry and by end market. We, our suppliers and our customers have been disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls, could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused, and may cause in the future, disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of the Covid-19 pandemic on our suppliers or customers or both, and additional restrictions may be implemented in response to the emergence of new variants or re-emergence of Covid-19. Additionally, other national, regional and local governments have implemented, and may implement in the future, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate (such as the government-mandated lockdown of our Shanghai factory during the second quarter of 2022), and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
The spread of Covid-19 has caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences) and, while the long-term impact of the Covid-19 pandemic remains uncertain, we have retained those enhanced measures as part of our commitment to protect the health and safety of our employees. We may also take further actions in the future as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the future impact of the Covid-19 pandemic, and our ability to perform critical functions could be harmed.
At this time, we are unable to predict the nature or duration of future actions that may be taken by governmental authorities and other businesses in response to the Covid-19 pandemic (including any emergence of new variants).
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our obligations.
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2022, our total debt balance was $1,232.3 million, of which $143.8 million was classified as a current liability and $681.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments, stock repurchases, debt service requirements and other funding needs. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditures and other investment levels, other uses of our cash, including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and any decisions we might make to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings.
Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, and the amount of our capital expenditures for 2023 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, the performance of our business, economic and market conditions, advances in technology, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.
The health of the worldwide banking system and capital markets also affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S., foreign or international banking system and capital markets (including as a result of rising interest rates, economic downturns or other developments), they may refuse or be unable to fund borrowings under their credit commitments to us. The U.S. Federal Reserve raised interest rates several times during 2022 and has signaled further rate increases in the near term. Volatility in the banking system and capital markets, as well as any further increase in interest rates or adverse economic, political, public health or other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.
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
We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers accounted for, in the aggregate, 65% of our net sales for the year ended December 31, 2022. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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
Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intensifying, accelerated by increasing competition in the semiconductor industry for talent to meet strong demand, and our business could be materially and adversely affected by the loss of the services of any of our existing key personnel, including senior management and technical talent, as a result of competition or for any other reason. Labor shortages could also result in higher wages that would increase our labor costs, which could reduce our profits. Although we have entered into agreements with our Chief Executive Officer and certain other executives that would prevent them from working for, or impose financial penalties for doing business with, our competitors in the event they cease working for us, we cannot assure you that we will be successful in our efforts to retain or replace key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, ransomware attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information or disruptions to our operations. While we have not experienced a material information security breach, we cannot be sure that such a breach will not occur in the future. The IT systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we continue to further integrate our Japan operations’ information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
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
We could suffer adverse tax and other financial consequences if there are changes in tax laws or taxing authorities do not agree with our interpretation of applicable tax laws, including whether we continue to qualify for conditional reduced tax rates, or if we are required to establish or adjust valuation allowances on deferred tax assets.
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries have already started to implement laws based on the Pillar Two Model Rules. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
Our tax liabilities are based, in part, on our corporate structure, interpretations of various U.S. and foreign tax laws, including withholding tax, compliance with conditional reduced tax rate requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, taxing authorities may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations, including whether we continue to qualify for conditional reduced tax rates. If they do not agree, we may seek to enter into settlements with the taxing authorities. We may also appeal a taxing authority’s determination to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail or if we enter into settlements with taxing authorities, we may have to make significant payments or otherwise record charges (or reduce tax assets) that materially and adversely affect our results of operations, financial condition and cash flows. Additionally, certain of our subsidiaries operate under conditional reduced tax rates, which will expire in whole or in part at various dates in the future. As those conditional reduced tax rates expire, we expect that our tax expense will increase as income from those jurisdictions becomes subject to higher statutory income tax rates, thereby reducing our liquidity and cash flow.
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
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead within the interconnect terminals typically referred to as leads, pins or balls, and the European Union’s Restriction of Hazardous

Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of GHGs or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits, which may materially and adversely affect our ability to maintain or expand our operations. Additionally, if Amkor is unable to align its environmental, health and safety practices with shifting customer preferences, we could suffer reputational harm, which could have a material and adverse effect on our business, results of operations, liquidity and cash flows.
There has also been an increase in public attention and industry and customer focus on the materials contained in semiconductor products, the environmental impact of semiconductor operations and the risk of chemical releases from such operations, climate change, sustainability and related environmental concerns. This increased focus on sustainability and the environmental impact of semiconductor operations and products has caused industry groups and customers to impose additional requirements on us and our suppliers, sometimes exceeding regulatory standards. These industry and customer requirements include increased tracking and reporting of GHG emissions, reductions in waste and wastewater from operations, additional reporting on the materials and components used in the products for which we perform our services, and the use of renewable energy sources in our factory operations. To comply with these additional requirements, we may need to procure additional equipment or make factory or process changes and our operating costs may increase.
Our business and financial condition has been adversely affected, and could be adversely affected in the future, by natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan, and we have a new factory under construction in Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war or armed conflict (such as the ongoing conflict in Ukraine); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,398,000	—	1,398,000
Japan	1,488,000	330,000	1,818,000
Korea	4,439,000	—	4,439,000
Malaysia (1)	386,000	—	386,000
Philippines (2)	765,000	557,000	1,322,000
Portugal	519,000	—	519,000
Taiwan (1)	1,100,000	16,000	1,116,000
Total all facilities	10,095,000	903,000	10,998,000
(1)Land is leased.
(2)As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.
During 2022, we began construction for the first phase of a new manufacturing facility in Bac Ninh, Vietnam, which will have approximately 1.9 million square feet of space. High-volume manufacturing is expected to begin in the fourth quarter of 2023.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMKR.” There were approximately 79 holders of record of our common stock as of February 17, 2023.

DIVIDEND POLICY

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. Each quarter since the adoption of this dividend policy, the Company has declared and paid a quarterly dividend. In November 2022, our Board of Directors approved a quarterly dividend of $0.075 per share, a 50% increase from the rate set in November 2021.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)

October 1 - October 31	—	$—	—	$91,586,032
November 1 - November 30	—	—	—	91,586,032
December 1 - December 31	2,843	27.56	—	91,586,032
Total	2,843	$27.56	—

(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with share-based compensation awards issued to employees.

(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that the Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended December 31, 2022, and at December 31, 2022, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

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
The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2017 through 2022:

	For the Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Amkor Technology, Inc.	$100.00	$65.27	$129.35	$150.44	$249.06	$243.35
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
PHLX Semiconductor	100.00	93.95	153.39	235.71	336.71	219.26

Item 6.<Reserved>

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes comparisons of certain 2022 financial information to the same information for 2021. For discussion of 2021 results in comparison with 2020 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goal is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, growing within the industry megatrend markets of 5G, automotive, IoT and HPC, optimizing utilization of existing assets, and selectively growing our scale and scope through strategic investments.

We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Advanced packages, which account for a significant portion of mobile phone semiconductor value, are the preferred choice in the high-end smartphone market. The use of advanced packages in automotive applications is also growing, largely due to new, data-intensive applications which require increased pin count and performance. In consumer devices, further miniaturization and the integration of new functionality within IoT devices also require advanced packaging. With the continuing trend towards cloud-based computing, innovative advanced packaging solutions are needed to achieve the increased speed, performance and power requirements for this market. We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services in high growth markets.

Another key to our success is to optimize the utilization of our assets. We build and utilize manufacturing lines which support multiple customers and increase factory utilization through sophisticated planning processes and intensive efficiency improvement activities.

From time to time, we identify attractive opportunities to strengthen our leadership position and market share through expansion of our operations, joint ventures, acquisitions and other strategic investments. For example, we are making preparations to deliver advanced SiP modules and other packaging solutions from a new factory in Bac Ninh, Vietnam. We believe that the Bac Ninh facility, the first phase of which is expected to begin production in the fourth quarter of 2023, will provide customers with a cost-competitive high-volume manufacturing location that offers supply chain diversification. In addition, our broad geographic footprint, including our manufacturing presence in Portugal, and our headquarters in the United States are key differentiators for us and position us to participate in initiatives to regionalize supply chains. We believe that selective growth through these strategic actions can further strengthen customer relationships, help to maintain and enhance our technological leadership, diversify our revenue streams and improve our profits.

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historical trends indicate there has been a strong correlation between worldwide gross domestic product levels, consumer spending and semiconductor industry cycles. We believe that the general semiconductor market is currently going through a cyclical correction. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any correction, economic slowdown, recession or subsequent economic recovery.

In March 2022, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, the Chinese government mandated a temporary lockdown of our Shanghai factory. The Shanghai facility reopened during the second quarter and returned to normal operating levels in late June 2022, which resulted in higher than seasonal growth in net sales for the third quarter compared to the second quarter. Additionally, other national, regional and local governments have implemented, and may implement in the future, restrictions to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions. For additional information regarding the potential impact of macroeconomic factors, the Covid-19 pandemic and other risks on our business, results of operations and financial condition, please refer to the “Risk Factors” section in Part I, Item 1A of this Form 10-K.
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $959.1 million and $282.0 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part 1, Item 1A of this Form 10-K. We expect macroeconomic conditions to be weak in 2023. To prepare for future growth, we will continue to make prudent investments, including construction in Vietnam, but we will limit capacity expansion generally and control costs in response to changing market conditions.
2022 Financial Summary

Our net sales increased $953.3 million or 15.5% to $7,091.6 million in 2022 from $6,138.3 million in 2021. The increase was primarily due to higher sales of advanced products across all end markets, partially offset by unfavorable foreign currency exchange rate movements.

Gross margin decreased to 18.8% in 2022 compared to 20.0% in 2021. The decrease in gross margin was primarily due to an increase in the mix of products sold with higher material content and the government-mandated lockdown and related underutilization of our Shanghai factory during the second quarter of 2022. The decrease was partially offset by an increase in net sales and net favorable foreign currency exchange rate movements.

Operating income margin expanded 30 basis points to 12.7% in 2022 from 12.4% in 2021. The increase in our operating income margin was primarily due to favorable foreign currency exchange rate movements in operating expenses, partially offset by a decrease in our gross margin discussed above.

In 2022, our capital expenditures totaled $908.3 million, or 12.8% of net sales, compared to $779.8 million, or 12.7% of net sales in 2021. Our spending was primarily focused on investments in advanced packaging and test equipment and a new manufacturing facility in Bac Ninh, Vietnam.

Net cash provided by operating activities was $1,098.8 million for the year ended December 31, 2022, compared to $1,121.3 million for the year ended December 31, 2021. This decrease was primarily due to changes in working capital and changes in advanced payments to our vendors and from our customers, partially offset by higher net sales and operating profits.

In November 2022, our Board of Directors approved a quarterly dividend of $0.075 per share, a 50% increase from the rate set in November 2021. In 2022, we paid total quarterly cash dividends of $55.1 million.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Materials	51.4%	46.1%	45.5%
Labor	10.0%	12.3%	13.4%
Other manufacturing costs	19.8%	21.6%	23.3%
Gross margin	18.8%	20.0%	17.8%
Operating income	12.7%	12.4%	9.1%
Net income attributable to Amkor	10.8%	10.5%	6.7%

Net Sales

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020
	(In thousands, except percentages)
Net sales	$7,091,585	$6,138,329	$5,050,589	$953,256	15.5%	$1,087,740	21.5%

The $953.3 million increase in net sales in 2022 compared to 2021 was primarily due to higher sales of advanced products across all end markets, partially offset by unfavorable foreign currency exchange rate movements. Sales in the communications end market represented 61% of the increase, driven primarily by content and market share gains within premium tier 5G smartphones. The automotive and industrial end market represented 18% of the increase, driven by the increase of silicon content within vehicles for advanced features, including ADAS, infotainment and telematics. Sales in the computing end market accounted for 16% of the increase, driven primarily by a shift to cloud-based services.

Gross Profit and Gross Margin

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020
	(In thousands, except percentages)
Gross profit	$1,329,987	$1,225,554	$900,814	$104,433	$324,740
Gross margin	18.8%	20.0%	17.8%	(1.2)%	2.2%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending on product mix, utilization, foreign currency exchange rate movements and seasonality. We have expanded our business in advanced SiP modules, which tend to have higher material costs than our other products. As we continue to increase production of these higher material cost modules, there could be an impact on our profitability, depending on overall utilization.

While gross profit increased for 2022 compared to 2021, gross margin decreased primarily due to an increase in the mix of products sold with higher material content and the government-mandated lockdown and related underutilization of our Shanghai factory during the second quarter of 2022. The decrease was partially offset by an increase in net sales and net favorable foreign currency exchange rate movements.

Selling, General and Administrative

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020
	(In thousands, except percentages)
Selling, general and administrative	$283,372	$296,084	$302,842	$(12,712)	(4.3)%	$(6,758)	(2.2)%

Selling, general and administrative expenses decreased in 2022 compared to 2021. The decrease was primarily due to favorable foreign currency exchange rate movements and costs incurred for factory consolidation efforts in Japan in the prior year.

Research and Development

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020
	(In thousands, except percentages)
Research and development	$149,429	$166,037	$140,727	$(16,608)	(10.0)%	$25,310	18.0%

Research and development activities are focused on developing new packaging and test services and improving the efficiency and capabilities of our existing production processes. The costs related to our technology and product development projects are included in research and development expense until the project moves into production. Once production begins, the costs relating to production become part of the cost of sales, including ongoing depreciation for the equipment previously held for research and development activities. Research and development expenses in 2022 decreased compared to 2021 due to favorable foreign currency exchange rate movements and projects that moved into production, partially offset by new development projects in advanced packaging technologies.
Other Income and Expense

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020
	(In thousands, except percentages)
Interest expense	$58,563	$51,508	$64,168	$7,055	13.7%	$(12,660)	(19.7)%
Interest income	(12,762)	(1,065)	(5,449)	(11,697)	>100%	4,384	(80.5)%
Foreign currency (gain) loss, net	(1,572)	723	9,608	(2,295)	>(100)%	(8,885)	(92.5)%
Loss on debt retirement	464	—	3,042	464	100%	(3,042)	(100.0)%
Other	(4,439)	(2,799)	(806)	(1,640)	58.6%	(1,993)	>100%
Total other expense, net	$40,254	$48,367	$70,563	$(8,113)	(16.8)%	$(22,196)	(31.5)%

Interest expense increased in 2022 compared to 2021, primarily due to an increase in our finance lease obligation balance, an increase in our average outstanding debt and an increase in interest rates throughout the year.

Interest income increased in 2022 compared to 2021, primarily due to higher interest rates on our available-for-sale debt investments.

Income Tax Expense

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020
	(In thousands, except percentages)
Income tax expense	$89,890	$69,459	$46,183	$20,431	$23,276
Effective tax rate	10.5%	9.7%	11.9%

Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location.

The effective tax rate is below the U.S. statutory rate of 21% primarily due to lower tax rates applicable to our operations in some foreign jurisdictions where we earn income. The effective tax rates in 2022 and 2020 include a $17.8 million and $20.2 million income tax benefit, respectively, from the recognition of deferred tax assets we expect to utilize in future years.

During 2022, 2021 and 2020, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. The conditional reduced tax rates granted to certain operations in the Philippines expired during 2020 and 2021. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any dividends and purchases of stock or debt under any repurchase program, any acquisitions, joint ventures or other investments and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds from debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part I, Item 1A of this Form 10-K.

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

As of December 31, 2022, we had cash and cash equivalents and short-term investments of $1,241.0 million. Included in our cash and short-term investments balances as of December 31, 2022, is $1,090.4 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes. For the year ended December 31, 2022, we estimate that repatriation of this foreign cash and short-term investments would generate withholding taxes and state income taxes of approximately $36 million.
As of December 31, 2022, our net liability associated with unrecognized tax benefits is $29.6 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of customers. For the year ended December 31, 2022 and 2021, we sold accounts receivable totaling $386.5 million and $464.4 million, net of discounts and fees of $1.1 million and $1.2 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under our $600.0 million senior secured revolving credit facility (“2022 Singapore Revolver”) is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of December 31, 2022, we had availability of $600.0 million. As of December 31, 2022, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $70.3 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2022, we had debt of $1,232.3 million, with $143.8 million payable within 12 months. As of December 31, 2022, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2022 for variable rate debt, were $219.6 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $51.4 million. We were in compliance with all debt covenants as of December 31, 2022, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Certain of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by our covenant compliance and on calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., Amkor Technology Taiwan Ltd. (“ATT”), Amkor Advanced Technology Taiwan, Inc. (“AATT”) and Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) guarantee certain debt of our subsidiaries.
In order to reduce our debt and future cash interest payments, we may from time to time repurchase or redeem our outstanding senior notes for cash or exchange shares of our common stock for our outstanding senior notes. Any such transaction may be made in the open market, through privately negotiated transactions or otherwise, and would be subject to the terms of our indentures and other debt agreements, market conditions and other factors.
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of December 31, 2022, the severance liability was $56.2 million, with $7.4 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan which would require us to fund the converted portion of the liability. In addition, as of December 31, 2022, we had foreign pension plan obligations of $44.7 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of December 31, 2022, our total remaining operating lease obligations and finance lease obligations were $161.4 million and $117.6 million, respectively, with $75.8 million and $60.1 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments. For additional information regarding our leases, please refer to Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of December 31, 2022, the purchase obligations were $582.8 million, with $564.8 million payable within 12 months.

Capital Returns

In 2022, we paid total quarterly cash dividends of $55.1 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.

Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At December 31, 2022, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources

We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment and a new manufacturing facility in Bac Ninh, Vietnam. In 2022, our capital expenditures totaled $908.3 million or approximately 12.8% of net sales.

We expect that our 2023 capital expenditures will be approximately $800 million. Ultimately, the amount of our 2023 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing.
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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2022 was as follows:

	For the Year Ended December 31
	2022	2021	2020
	(In thousands)
Operating activities	$1,098,756	$1,121,295	$770,033
Investing activities	(1,007,169)	(943,879)	(638,705)
Financing activities	55,597	(30,102)	(333,719)

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2022 decreased by $22.5 million compared to the year ended December 31, 2021, primarily due to changes in working capital and changes in advanced payments to our vendors and from our customers, partially offset by higher net sales and operating profits.

Investing activities:  Our cash flow used in investing activities for the year ended December 31, 2022 increased by $63.3 million compared to the year ended December 31, 2021, primarily due to increased payments related to property, plant and equipment and increased net payments for foreign exchange forward contracts, partially offset by higher net proceeds from short-term investments. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.

Financing activities:  The net cash provided by financing activities for the year ended December 31, 2022 was primarily due to net debt borrowings in China and Korea, offset by the payments of our quarterly dividends and finance lease obligations. The net cash used in financing activities for the year ended December 31, 2021 was primarily due to dividend payments, partially offset by net debt borrowing in Korea.

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

	For the Year Ended December 31
	2022	2021	2020
	(In thousands)
Net cash provided by operating activities	$1,098,756	$1,121,295	$770,033
Payments for property, plant and equipment	(908,294)	(779,779)	(553,021)
Proceeds from sale of and insurance recovery for property, plant and equipment	3,148	3,261	3,819
Free cash flow	$193,610	$344,777	$220,831

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

Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for years where the statute of limitations remains open in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties, and there can be no assurance that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of conditional reduced tax rates or changes in tax laws or regulations could result in increased tax expense and effective tax rates in the future.

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

Foreign Currency Risk

The U.S. dollar is our reporting and functional currency for our subsidiaries, except for our Japan operations, where the Japanese yen is the functional currency. In order to reduce our exposure to foreign currency gains and losses, we use natural hedging techniques and forward contracts to mitigate foreign currency risk.
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2022, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2022 would have been approximately $11 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2022, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the year ended December 31, 2022, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2022 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2022 would have been approximately $133 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $10.7 million and $16.8 million for the years ended December 31, 2022 and 2021, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$133,771	$104,027	$110,555	$93,929	$598,948	$50,000	$1,091,230	$1,062,185
Average interest rate	1.3%	1.4%	1.7%	1.8%	6.0%	2.1%	4.0%
Variable rate debt	10,042	48,000	90,500	—	—	—	148,542	147,559
Average interest rate	3.5%	5.8%	5.5%	—%	—%	—%	5.5%
Total debt maturities	$143,813	$152,027	$201,055	$93,929	$598,948	$50,000	$1,239,772	$1,209,744

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

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded income tax expense of $89.9 million for the year ended December 31, 2022, and net deferred tax assets of $78.2 million and unrecognized tax benefits of $33.3 million as of December 31, 2022. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Management monitors on an ongoing basis its ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. The Company operates in and files income tax returns in various U.S. and foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

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
February 22, 2023

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$7,091,585	$6,138,329	$5,050,589
Cost of sales	5,761,598	4,912,775	4,149,775
Gross profit	1,329,987	1,225,554	900,814
Selling, general and administrative	283,372	296,084	302,842
Research and development	149,429	166,037	140,727
Total operating expenses	432,801	462,121	443,569
Operating income	897,186	763,433	457,245
Interest expense	58,563	51,508	64,168
Other (income) expense, net	(18,309)	(3,141)	6,395
Total other expense, net	40,254	48,367	70,563
Income before taxes	856,932	715,066	386,682
Income tax expense	89,890	69,459	46,183
Net income	767,042	645,607	340,499
Net income attributable to noncontrolling interests	(1,219)	(2,612)	(2,361)
Net income attributable to Amkor	$765,823	$642,995	$338,138
Net income attributable to Amkor per common share:
Basic	$3.13	$2.64	$1.40
Diluted	$3.11	$2.62	$1.40
Shares used in computing per common share amounts:
Basic	244,676	243,878	241,509
Diluted	246,205	245,704	242,248
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$767,042	$645,607	$340,499
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(1,225)	(369)	21
Adjustments to unrealized components of defined benefit pension plans	8,604	9,834	602
Foreign currency translation	(10,658)	(16,757)	7,532
Total other comprehensive income (loss)	(3,279)	(7,292)	8,155
Comprehensive income	763,763	638,315	348,654
Comprehensive income attributable to noncontrolling interests	(1,219)	(2,612)	(2,361)
Comprehensive income attributable to Amkor	$762,544	$635,703	$346,293
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$959,072	$826,744
Restricted cash	—	962
Short-term investments (amortized cost of $283,641 and $251,959, respectively)	281,964	251,530
Accounts receivable, net of allowances of $365 and $440, respectively	1,365,504	1,258,767
Inventories	629,576	484,959
Other current assets	65,123	33,601
Total current assets	3,301,239	2,856,563
Property, plant and equipment, net	3,135,614	2,871,058
Operating lease right of use assets	171,163	159,742
Goodwill	21,517	24,516
Restricted cash	3,334	3,815
Other assets	188,890	122,860
Total assets	$6,821,757	$6,038,554

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$143,813	$153,008
Trade accounts payable	899,164	828,727
Capital expenditures payable	146,602	210,875
Short-term operating lease liability	70,991	64,233
Accrued expenses	401,841	422,892
Total current liabilities	1,662,411	1,679,735
Long-term debt	1,088,521	984,988
Pension and severance obligations	93,540	120,472
Long-term operating lease liabilities	75,745	83,937
Other non-current liabilities	201,839	196,876
Total liabilities	3,122,056	3,066,008
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 291,249 and 290,466 shares issued, and 245,091 and 244,315 shares outstanding, respectively	291	290
Additional paid-in capital	1,996,344	1,977,134
Retained earnings	1,874,644	1,163,939
Accumulated other comprehensive income (loss)	16,699	19,978
Treasury stock, at cost, 46,158 and 46,151 shares, respectively	(219,226)	(219,065)
Total Amkor stockholders’ equity	3,668,752	2,942,276
Noncontrolling interests in subsidiaries	30,949	30,270
Total equity	3,699,701	2,972,546
Total liabilities and equity	$6,821,757	$6,038,554
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2019	286,877	$287	$1,927,739	$234,077	$19,115	(46,072)	$(217,479)	$1,963,739	$26,500	$1,990,239
Net income	—	—	—	338,138	—	—	—	338,138	2,361	340,499
Other comprehensive income (loss)	—	—	—	—	8,155	—	—	8,155	—	8,155
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(22)	(261)	(261)	—	(261)
Issuance of stock through share-based compensation plans	2,046	2	17,609	—	—	—	—	17,611	—	17,611
Share-based compensation	—	—	8,030	—	—	—	—	8,030	—	8,030
Cash dividends declared ($0.04 per common share)	—	—	—	(9,713)	—	—	—	(9,713)	—	(9,713)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(601)	(601)
Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	642,995	—	—	—	642,995	2,612	645,607
Other comprehensive income (loss)	—	—	—	—	(7,292)	—	—	(7,292)	—	(7,292)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,325)	(1,325)	—	(1,325)
Issuance of stock through share-based compensation plans	1,543	1	12,786	—	—	—	—	12,787	—	12,787
Share-based compensation	—	—	10,970	—	—	—	—	10,970	—	10,970
Cash dividends declared ($0.17 per common share)	—	—	—	(41,558)	—	—	—	(41,558)	—	(41,558)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(602)	(602)
Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	765,823	—	—	—	765,823	1,219	767,042
Other comprehensive income (loss)	—	—	—	—	(3,279)	—	—	(3,279)	—	(3,279)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(7)	(161)	(161)	—	(161)
Issuance of stock through share-based compensation plans	783	1	5,648	—	—	—	—	5,649	—	5,649
Share-based compensation	—	—	13,562	—	—	—	—	13,562	—	13,562
Cash dividends declared ($0.225 per common share)	—	—	—	(55,118)	—	—	—	(55,118)	—	(55,118)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(540)	(540)
Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$767,042	$645,607	$340,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	612,702	563,582	510,396
Amortization of deferred debt issuance costs and premiums	3,247	2,508	1,979
Deferred income taxes	(11,623)	10,676	3,143
Loss on debt retirement	464	—	3,042
Gain on disposal of fixed assets, net	(2,807)	(1,446)	(2,821)
Share-based compensation	13,562	10,970	8,030
Other, net	(2,421)	13,752	(779)
Changes in assets and liabilities:
Accounts receivable	(103,990)	(298,854)	(106,693)
Inventories	(148,137)	(190,555)	(75,499)
Other current assets	(23,802)	5,335	(12,348)
Other assets	(34,835)	14,746	(22,614)
Trade accounts payable	86,574	215,646	48,786
Accrued expenses	(40,637)	108,283	69,151
Pension and severance obligations	(10,547)	(30,013)	(21,535)
Net operating lease ROU asset	(14,483)	(14,781)	871
Operating lease liabilities	1,574	16,293	2,537
Other non-current liabilities	6,873	49,546	23,888
Net cash provided by operating activities	1,098,756	1,121,295	770,033
Cash flows from investing activities:
Payments for property, plant and equipment	(908,294)	(779,779)	(553,021)
Proceeds from sale of property, plant and equipment	3,148	3,157	3,819
Proceeds from insurance recovery for property, plant and equipment	—	104	—
Proceeds from foreign exchange forward contracts	33,578	16,608	49,226
Payments for foreign exchange forward contracts	(104,703)	(69,835)	(14,031)
Payments for short-term investments	(438,803)	(414,208)	(535,368)
Proceeds from sale of short-term investments	33,972	87,273	247,081
Proceeds from maturities of short-term investments	370,924	204,679	159,015
Other investing activities	3,009	8,122	4,574
Net cash used in investing activities	(1,007,169)	(943,879)	(638,705)
Cash flows from financing activities:
Proceeds from revolving credit facilities	80,000	—	312,000
Payments of revolving credit facilities	(80,000)	—	(332,000)
Proceeds from short-term debt	29,711	15,514	86,769
Payments of short-term debt	(27,187)	(19,927)	(87,353)
Proceeds from issuance of long-term debt	366,386	353,587	331,033
Payments of long-term debt	(214,290)	(316,635)	(648,514)
Payments for debt issuance costs	(7,297)	(1,294)	(1,644)
Payments of finance lease obligations	(40,673)	(20,373)	(9,851)
Proceeds from issuance of stock through share-based compensation plans	5,635	12,787	17,611
Payment of dividends	(55,116)	(51,213)	—
Other financing activities	(1,572)	(2,548)	(1,770)
Net cash provided by (used in) financing activities	55,597	(30,102)	(333,719)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(16,299)	(17,990)	6,056
Net increase (decrease) in cash, cash equivalents and restricted cash	130,885	129,324	(196,335)
Cash, cash equivalents and restricted cash, beginning of period	831,521	702,197	898,532
Cash, cash equivalents and restricted cash, end of period	$962,406	$831,521	$702,197
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,355	$46,932	$61,295
Income taxes	97,333	24,011	43,404
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	142,160	211,421	181,376
Right of use assets acquired through operating lease liabilities	64,849	63,314	41,672
Right of use assets acquired through finance lease liabilities	58,166	73,894	10,517
Dividends declared and unpaid	25	58	9,713
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
•Collaborating with customers, foundries, OEMs and equipment and material suppliers;
•Focusing on strategic end markets that offer solid growth potential;
•Providing a geographically diverse operating base; and
•Developing a competitive cost structure through disciplined capital investment.
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, inventory and long-lived assets. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions, including the impact of Covid-19 and any deterioration in the global business and economic environment.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2022, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $17.2 million and $0.1 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2022, 2021 or 2020. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

The Japanese yen is the functional currency of our Japan operations. The asset and liability amounts of our Japan operations are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at the daily exchange rate. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting transaction exchange gains or losses are included in other (income) expense, net in the period in which they occur.

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

A significant portion of our revenues is concentrated with a small group of customers (Note 18). Direct sales to our two largest customers accounted for 20.6% and 10.1% of our net sales for the year ended December 31, 2022. The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash, cash equivalents and short-term investments. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. Our short-term investments are principally investments in debt securities with maximum duration of twenty-four months and range from AAA- to BBB-rated financial instruments. Our short-term investments are primarily in direct obligations of the U.S. Government or its agencies, corporate bonds, asset backed securities, commercial paper, municipal bonds, and other foreign government obligations and funds. At December 31, 2022, our cash and cash equivalents were primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds and commercial paper.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in U.S. money market funds and commercial paper.

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, mainly consists of collateral to fulfill foreign trade compliance requirements.

Investments

Generally, we classify our short-term investments in fixed income securities as available-for-sale debt investments. All of our available-for-sale debt investments as of December 31, 2022 are available to fund current operations and are recorded at fair value (Note 6). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.

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

Leases

We lease certain machinery and equipment, office space, and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with the non-lease components (e.g., common-area maintenance costs) for all asset classes. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 83 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options to purchase the leased property.

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

Other Assets

Other assets consist principally of deferred tax assets, refundable security deposits and advanced payments to vendors.

Derivatives

We use foreign exchange forward contracts, generally settled monthly, to manage a portion of our exposure to foreign exchange risk. The derivatives are recorded at the fair value either in other current assets or accrued expenses, with the associated gains and losses charged to other (income) expense, net in the period in which they occur. We do not apply hedge accounting to the derivatives. See Note 15 for further discussion about the derivatives.

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

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2022 and 2021 were $301.7 million and $224.7 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

At times, the company receives cash payments from customers in advance of the company’s performance. In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability and is included in accrued expenses and other non-current liabilities in the consolidated balance sheets. These contract liabilities are classified as either current or long-term based on the timing of when the company expects to recognize

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

revenue. Contract liabilities were $170.6 million and $187.2 million as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, the short-term portion of the liability was $81.5 million and $117.7 million, respectively. The remainder of the December 31, 2022 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the year that was included in the contract liability balance at the beginning of the period was $101.2 million, $29.0 million, and $14.1 million, for 2022, 2021 and 2020, respectively.

Research and Development Costs

Research and development expenses include costs attributable to the conduct of research and development programs primarily related to the development of new package designs or technologies and improving the efficiency and capabilities of our existing production processes. Such costs include labor, materials, supplies, depreciation and maintenance of research equipment, services provided by outside contractors and the allocable portions of facility costs such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. Costs associated with research and development are expensed as incurred.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized.

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

2. Share-Based Compensation Plans

For the years ended December 31, 2022, 2021 and 2020, we recognized share-based compensation of $13.6 million, $11.0 million and $8.0 million, respectively, primarily in selling, general and administrative expenses. The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The corresponding deferred income tax benefits are $1.7 million, $1.4 million and $1.3 million for 2022, 2021 and 2020, respectively.

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

2021 Equity Incentive Plan. On May 18, 2021, at our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), our stockholders approved the Amkor Technology, Inc. 2021 Equity Incentive Plan (as amended, the “2021 Plan”) to replace the 2007 Plan. The 2021 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; (v) performance units and performance shares; and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The number of shares authorized and available for issuance under the 2021 Plan is 23,100,000 shares, reduced for certain awards granted under the 2007 Plan after December 31, 2020, but before May 18, 2021. There were originally 22.8 million shares of our common stock reserved for issuance under the 2021 Plan, and at December 31, 2022, there were 21.9 million shares available for grant under the 2021 Plan.

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

The following table summarizes our stock option activity for the year ended December 31, 2022:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	3,026	$10.34
Granted	—	—
Exercised	(587)	9.60
Forfeited or expired	(63)	9.48
Outstanding at December 31, 2022	2,376	$10.54	5.86 years	$31,929
Fully vested at December 31, 2022 and expected to vest thereafter	2,365	$10.53	5.85 years	$31,800
Exercisable at December 31, 2022	2,064	$10.31	5.66 years	$28,219

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to calculate the weighted-average fair values of the options granted:

	For the Year Ended December 31,
	2021	2020
Expected life (in years)	6.7	5.6
Risk-free interest rate	1.3%	0.3%
Volatility	54%	52%
Dividend yield	0.8%	0.3%
Weighted-average grant date fair value per option granted	$9.54	$5.79

Total unrecognized compensation expense from stock options was $1.2 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of approximately 0.9 years beginning January 1, 2023. The total intrinsic value of options exercised during fiscal years 2022, 2021, and 2020 was $8.0 million, $17.7 million, and $8.2 million, respectively.
Restricted shares

Restricted shares granted to our non-employee directors vest on the earlier of the one year anniversary of the grant date or the date of the annual meeting of stockholders immediately following the grant date, subject to the recipient’s continued service as a director of Amkor on the applicable vesting date. Generally, other restricted shares vest ratably over three years, with 8.33% of the shares vesting in equal quarterly installments such that 100% of the shares will become vested on the third anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting date. In addition, provided that the restricted shares have not been forfeited earlier, under the terms and conditions of the applicable award agreements for certain grants, the restricted shares will vest upon the recipient’s death or disability, or upon a change in control of Amkor. The value of the restricted shares is determined based on the fair market value of the underlying shares on the date of the grant and is recognized ratably over the vesting period.

The following table summarizes our restricted share activity for the year ended December 31, 2022:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2021	283	$15.79
Awards granted	—	—
Awards vested	(174)	16.03
Awards forfeited	—	—
Non-vested at December 31, 2022	109	$15.38

Total unrecognized compensation expense from restricted shares was $1.3 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of approximately 0.6 years beginning January 1, 2023.

Restricted stock units

From time to time, and pursuant to the 2021 Plan, we grant time-vested restricted stock units (“RSUs”) to our non-employee directors and certain employees and performance-vested restricted stock units (“PSUs”) to certain employees. RSUs generally vest in four equal installments over a four-year period such that 100% of the RSUs will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In addition, provided that the RSUs have not been forfeited earlier, they will generally vest upon the recipient’s retirement, death or disability, or upon a change in control of Amkor, in accordance with the terms and conditions of the applicable award agreement. The value of the RSUs is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock prior to vesting, and is recognized ratably over the vesting period.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

PSUs generally vest in one installment after a two-year period such that any earned PSUs will become vested within 90 days of the second anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting date. Generally for PSUs, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target grant amount based on Cumulative Basic EPS (as defined in the applicable award agreement) over a two-year performance measurement period. In addition, provided the PSUs have not been forfeited earlier, the PSUs will generally vest upon the recipient’s retirement, death or disability, or upon a change of control of Amkor, in accordance with the terms and conditions of the applicable award agreement. The value of the PSUs is initially determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting, and is recognized over the vesting period.

The following table summarizes our RSU and PSU activity for the year ended December 31, 2022:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2021	286	$22.48
Awards granted	531	22.29
Awards vested	(22)	22.23
Awards forfeited	(57)	22.63
Non-vested at December 31, 2022	738	$22.34

Total unrecognized compensation expense from RSUs and PSUs was $6.4 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of approximately 1.6 years beginning January 1, 2023.

3. Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Interest income	$(12,762)	$(1,065)	$(5,449)
Foreign currency (gain) loss, net	(1,572)	723	9,608
Loss on debt retirement	464	—	3,042
Other	(4,439)	(2,799)	(806)
Total other (income) expense, net	$(18,309)	$(3,141)	$6,395

4. Income Taxes

Geographic sources of income (loss) before taxes are as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
United States	$81,488	$81,994	$38,719
Foreign	775,444	633,072	347,963
Income before taxes	$856,932	$715,066	$386,682

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$40,063	$9,649	$4,608
State	150	198	134
Foreign	61,300	48,936	38,298
	101,513	58,783	43,040
Deferred:
Federal	(10,156)	20,478	(7,877)
State	1,458	361	(535)
Foreign	(2,925)	(10,163)	11,555
	(11,623)	10,676	3,143
Income tax expense	$89,890	$69,459	$46,183

The reconciliation between the U.S. federal statutory income tax rate of 21% and our effective tax rate is as follows:

	For the Year Ended December 31,
	2022	2021 (1)	2020 (1)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	(12.0)	(9.5)	(7.2)
Foreign exchange (loss) gain	2.2	(2.3)	1.7
Change in valuation allowance	(2.4)	0.1	(4.0)
Income tax credits generated	(6.1)	(5.1)	(5.6)
Foreign earnings and profits	9.0	5.7	6.2
Foreign derived intangible income	(0.9)	(1.1)	(1.6)
Settlements and changes in uncertain tax positions	(0.2)	0.8	1.8
Other	(0.1)	0.1	(0.4)
Income tax expense	10.5%	9.7%	11.9%
(1)    Prior year amounts were reclassified and presented to conform with current year presentation.
In 2022, we reversed $17.8 million of valuation allowance recorded against U.S. foreign tax credit carryforwards previously projected to expire unused due to the limitations to utilize the credits under current tax law. In 2020, we reversed $12.4 million of valuation allowance recorded against our interest expense carryforward previously projected to expire unused due to the limitation to deduct interest expense under current tax law. Realization of these carryforwards is dependent on generating sufficient taxable income to overcome the foreign tax credit and interest limitation provisions, respectively. Although utilization of these carryforwards is not assured, in light of our current earnings and recent estimates of future taxable income, management believes sufficient positive evidence exists to conclude that the respective valuation allowances are no longer needed, resulting in the reversal of these valuation allowances.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and Singapore was subject to reduced income tax rates and, in some cases, was exempt from income taxes. The most significant tax rate impact is in Singapore where we have been granted a conditional reduced tax rate that expires at the end of 2023, excluding potential renewal subject to certain conditions and commitments. We recognized $84.5 million, $56.7 million and $27.6 million in tax benefits as a result of the conditional reduced tax rates

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

in 2022, 2021 and 2020, respectively. The benefit of the conditional reduced tax rates on diluted earnings per share was approximately $0.34, $0.23 and $0.11 for 2022, 2021 and 2020, respectively.

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
NOLs	$49,846	$36,326
Income tax credits	92,368	93,257
Property, plant and equipment	15,328	20,181
Deferred interest expense	—	3,397
Accrued liabilities	39,929	49,554
Receivable	29,178	30,996
Unrealized foreign exchange loss	8,018	11,409
Revenue Recognition	1,564	—
Operating lease liabilities	26,955	27,446
Other	14,665	13,407
Total deferred tax assets	277,851	285,973
Valuation allowance	(101,869)	(122,357)
Total deferred tax assets net of valuation allowance	175,982	163,616
Deferred tax liabilities:
Property, plant and equipment	50,215	40,334
Deferred gain	7,839	10,873
Unrealized foreign exchange gain	5,242	3,212
Unbilled receivables	822	5,218
Operating lease right of use assets	26,241	26,120
Other	7,433	5,241
Total deferred tax liabilities	97,792	90,998
Net deferred tax assets	$78,190	$72,618
Recognized as:
Other assets	$86,616	$83,596
Other non-current liabilities	(8,426)	(10,978)
Total	$78,190	$72,618

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2022	2021
	(In thousands)
Valuation allowance:
U.S.	$40,610	$61,074
Foreign	61,259	61,283
Total valuation allowance	$101,869	$122,357

Our NOLs are as follows:

	December 31,
	2022	2021	Expiration
	(In thousands)
U.S. Federal NOLs	$13,003	$21,388	2023-2024
U.S. State NOLs	38,384	55,694	2023-2036
Foreign NOLs	240,740	155,323	2024-2036

At December 31, 2022 and 2021, a portion of our remaining U.S. federal NOL was reserved with a valuation allowance due to ownership change limitations from a prior year acquisition as well as certain state NOLs expected to expire unused. Also, we have a valuation allowance against a foreign NOL that we do not expect to have sufficient taxable income to realize as of December 31, 2022 and 2021.
Our tax credit carryforwards are as follows:

	December 31,
	2022	2021	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$54,130	$57,247	2026-2032
U.S. Other Tax Credits	110	138	2026
Foreign Tax Credits	38,128	35,872	2023-2032

At December 31, 2022 and 2021, a portion of our U.S. and foreign tax credit carryforwards were reserved with a valuation allowance for the amount expected to expire unused.

Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. For the year ended December 31, 2022, we estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $131.3 million.
We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2012-2022. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. In certain circumstances where we elect to appeal the results of an

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2015-2020 Malaysia income tax returns and 2021 Philippine income tax return.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at January 1	$37,293	$32,598	$26,242
Additions based on tax positions related to the current year	1,519	9,562	10,427
Additions for tax positions of prior years	1,909	1,740	1,173
Reductions for tax positions of prior years	(5,755)	(66)	(280)
Reductions related to settlements with tax authorities	(988)	(1,266)	—
Reductions from lapse of statutes of limitations	(725)	(5,275)	(4,964)
Balance at December 31	$33,253	$37,293	$32,598

The net decrease in our unrecognized tax benefits was $4.0 million from December 31, 2021 to December 31, 2022. The decrease was primarily related to income attribution, settlements and the lapse of statutes of limitations. At December 31, 2022, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized. It is reasonably possible that unrecognized tax benefits related to income attribution will decrease in the next 12 months by up to $1.9 million due to the lapse of statutes of limitations in foreign jurisdictions.

The liability related to our unrecognized tax benefits, before interest and penalties, is $24.7 million as of December 31, 2022 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets by $8.6 million. The balance of accrued and unpaid interest and penalties is $4.9 million and $5.5 million as of December 31, 2022 and 2021, respectively, and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$765,823	$642,995	$338,138

Weighted-average number of common shares outstanding — basic	244,676	243,878	241,509
Effect of dilutive securities:
Share-based awards	1,529	1,826	739
Weighted-average number of common shares outstanding — diluted	246,205	245,704	242,248
Net income attributable to Amkor per common share:
Basic	$3.13	$2.64	$1.40
Diluted	$3.11	$2.62	$1.40

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Share-based awards	180	112	2,412

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Investments

The following table summarizes our cash equivalents and available-for-sale debt investments:

	December 31, 2022
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$25	$—	$—	$25	$—	$25
Commercial paper	69,101	—	—	69,101	—	69,101
Money market funds	97,650	—	—	97,650	97,650	—
Municipal bonds	1,001	—	—	1,001	—	1,001
U.S. government bonds	10,767	1	—	10,768	10,768	—
U.S. government agency bonds	16,982	3	—	16,985	—	16,985
Total cash equivalents (2)	195,526	4	—	195,530	108,418	87,112
Short-term investments
Asset-backed securities	25,677	7	(134)	25,550	—	25,550
Certificate of deposits	17,362	—	—	17,362	17,362	—
Commercial paper	27,866	—	—	27,866	—	27,866
Corporate bonds	198,868	7	(1,529)	197,346	—	197,346
Foreign government bonds	996	—	(4)	992	—	992
Mortgage-backed securities	696	—	(2)	694	—	694
Municipal bonds	364	—	(2)	362	—	362
U.S. government agency bonds	735	—	(1)	734	—	734
U.S. government bonds	6,704	1	(20)	6,685	6,685	—
Total short-term investments	279,268	15	(1,692)	277,591	24,047	253,544
Total	$474,794	$19	$(1,692)	$473,121	$132,465	$340,656

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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
(2)During the years ended December 31, 2022, 2021, and 2020 we sold cash equivalent investments for proceeds of $29.6 million, $12.8 million and $27.1 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of December 31, 2022:

	Amortized Cost	Fair Value
Within 1 year	$415,498	$414,313
After 1 year through 5 years	59,296	58,808
Total	$474,794	$473,121
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.
As of December 31, 2022, the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million and $4.3 million, respectively. As of December 31, 2021 the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.7 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

7. Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the years ended December 31, 2022 and 2021, we sold accounts receivable totaling $386.5 million and $464.4 million, net of discounts and fees of $1.1 million and $1.2 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2022	2021
	(In thousands)
Land	$214,763	$218,140
Buildings and improvements	1,817,135	1,711,560
Machinery and equipment	6,757,652	6,277,684
Finance lease assets	165,122	105,294
Furniture, fixtures and other equipment	23,240	22,125
Software and computer equipment	240,610	232,251
Construction in progress	152,809	74,662
Total property, plant and equipment	9,371,331	8,641,716
Less accumulated depreciation and amortization	(6,235,717)	(5,770,658)
Total property, plant and equipment, net	$3,135,614	$2,871,058

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Depreciation expense	$612,105	$562,962	$509,770

During 2022, we began construction of a new manufacturing facility in Bac Ninh, Vietnam and incurred costs of $79.6 million, including capitalized interest of $0.7 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Leases

The components of lease expense were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost	$81,410	$64,902	$52,882
Finance lease cost
Amortization of leased assets	24,644	14,196	6,520
Interest on lease liabilities	3,891	2,768	987
Total finance lease cost	28,535	16,964	7,507
Short-term lease cost	5,749	6,264	7,188
Variable lease cost	6,592	7,409	5,307
Net lease cost	$122,286	$95,539	$72,884
Other information related to leases was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$81,044	$64,786	$53,323
Operating cash flows for finance leases	3,933	1,745	946
Financing cash flows for finance leases	40,673	20,373	9,851

Weighted Average Remaining Lease Term (years)
Operating leases	4.2	3.2	3.9
Finance leases	2.3	3.1	3.1

Weighted Average Discount Rate
Operating leases	4.4%	3.6%	4.0%
Finance leases	4.1%	3.2%	4.0%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities were as follows:

	December 31, 2022
	Operating Leases	Finance Leases
	(In thousands)
2023	$75,795	$60,090
2024	36,178	42,816
2025	16,613	9,266
2026	10,888	1,613
2027	7,452	1,519
Thereafter	14,458	2,302
Total future minimum lease payments	161,384	117,606
Less: Imputed interest	(14,648)	(6,192)
Total	$146,736	$111,414

As of December 31, 2022, we have entered into additional lease agreements that have not yet commenced of approximately $14 million.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
	(In thousands)
Payroll and benefits	$137,445	$150,883
Deferred revenue and customer advances	81,459	117,741
Short-term finance lease liability	56,570	30,919
Income taxes payable	50,685	38,957
Accrued interest	10,878	10,789
Accrued severance plan obligations (Note 12)	7,422	8,194
Other accrued expenses	57,382	65,409
Total accrued expenses	$401,841	$422,892

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2022	2021
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, applicable bank rate plus 1.77%, due April 2023	—	47,064
Term loan, fixed rate at 1.85%, due April 2024 (1)	—	—
Term loan, applicable bank rate plus 1.98%, due December 2028	—	50,000
Term loan, fixed rate at 2.12%, due December 2028 (2)	200,000	50,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (3)	4,042	3,789
Term loan, fixed rate at 0.86%, due June 2022	—	4,345
Term loan, fixed rate at 0.60%, due July 2022	—	1,303
Term loan, fixed rate at 1.30%, due July 2023	29,744	79,075
Term loan, fixed rate at 1.35%, due December 2024	86,943	148,592
Term loan, fixed rate at 1.20%, due December 2025	49,878	75,773
Term loan, fixed rate at 1.23%, due December 2026	79,927	113,834
Term loan, fixed rate at 1.59%, due December 2027 (4)	119,738	—
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.10%, due March 2024	46,000	48,000
Term loans, LIBOR plus 0.80%, due June 2025 (5)	39,000	—
Term loans, LIBOR plus 0.75%, due 2025 (6)	59,500	—
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (7)	—	—
$600.0 million senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (8)	—	—
	1,239,772	1,146,775
Less: Unamortized discount and deferred debt costs, net	(7,438)	(8,779)
Less: Short-term borrowings and current portion of long-term debt	(143,813)	(153,008)
Long-term debt	$1,088,521	$984,988

(1)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly. As of December 31, 2022, ₩80.0 billion, or approximately $63 million, was available to be drawn.
(2)In October 2021, we entered into a term loan agreement with availability of $200.0 million. Principal is payable in semiannual installments after a three-year grace period from the date of the first drawdown, which occurred

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

in December 2021. Interest is payable quarterly. During the year ended December 31, 2022, we borrowed $150.0 million.
(3)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of December 31, 2022, $6.8 million was available to be drawn.
(4)In December 2022, we borrowed ¥15.7 billion (US$115.9 million) under a new term loan agreement due December 2027, guaranteed by Amkor Technology, Inc. and our subsidiary, ATSH. Principal is due in 20 equal, quarterly installments plus accrued interest, through maturity.
(5)In June 2022, we borrowed $40.0 million under two $20.0 million term loans. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly.
(6)In August 2022 and September 2022, we borrowed $60.0 million under two $30.0 million term loans with each maturing in three years. For each term loan, principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly.
(7)In December 2019, ATT entered into a $56.0 million borrowing arrangement (the “ATT Loan”). This arrangement included a $20.0 million term loan and a $36.0 million revolving credit facility. In March 2022, in connection with our entry into the 2022 Singapore Revolver, the ATT Loan was amended to reduce the availability of the revolving credit facility from $36.0 million to $15.0 million. As of December 31, 2022, $15.0 million was available for future borrowings under such credit facility.
(8) In July 2018, ATSH entered into a $250.0 million senior secured revolving credit facility. In March 2022, this agreement was terminated and replaced with the 2022 Singapore Revolver. The 2022 Singapore Revolver is guaranteed by Amkor Technology, Inc., ATT and AATT. The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; and (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of December 31, 2022, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of December 31, 2022 the collateralized debt balance was $681.0 million, of which $376.4 million of assets were pledged as collateral.
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other fixed- and variable-rate debt. Refer to the table above for the interest rates on our fixed-rate debt and to the table below for the interest rates on our variable-rate debt.

	December 31,
	2022	2021
Amkor Technology Korea, Inc.:
Term loan, applicable bank rate plus 1.77%, due April 2023	—	2.86%
Amkor Technology Japan, Inc:
Short-term term loans, variable rate	0.29%	0.29%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loan, LIBOR plus 1.10%, due March 2024	5.83%	1.31%
Term loans, LIBOR plus 0.80% due June 2025	5.55%	—
Term loans, LIBOR plus 0.75%, due 2025	5.48%	—

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Compliance with Debt Covenants

The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATT, AATT and ATSH guarantee certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. These restrictions are determined in part by calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.

We were in compliance with all debt covenants at December 31, 2022 and 2021.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2023	$143,813
2024	152,027
2025	201,055
2026	93,929
2027	598,948
Thereafter	50,000
Total debt	$1,239,772

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Balance at January 1	$73,345	$98,162
Provision of severance benefits	2,119	6,144
Severance payments	(15,295)	(22,775)
Foreign currency (gain) loss	(3,880)	(8,186)
Balance at December 31	56,289	73,345
Payments remaining with the National Pension Fund	(124)	(138)
Total accrued severance plan obligations at December 31	56,165	73,207
Less current portion of accrued severance plan obligations (Note 10)	7,422	8,194
Non-current portion of accrued severance plan obligations	$48,743	$65,013
Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$200,187	$222,509
Service cost	20,072	25,908
Interest cost	4,731	4,900
Benefits paid	(8,573)	(10,466)
Actuarial (gain) loss	(24,571)	(7,169)
Effects of curtailment	508	(954)
Settlement	(16,914)	(18,042)
Foreign exchange (gain) loss	(15,680)	(16,499)
Projected benefit obligation at December 31	159,760	200,187
Change in plan assets:
Fair value of plan assets at January 1	157,012	155,211
Actual gain (loss) on plan assets	(6,528)	9,463
Employer contributions	12,946	32,354
Settlement	(16,914)	(18,042)
Benefits paid	(8,573)	(10,466)
Foreign exchange gain (loss)	(10,605)	(11,508)
Fair value of plan assets at December 31	127,338	157,012
Funded status of the Plans at December 31	$(32,422)	$(43,175)

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2022	2021
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$12,308	$11,982
Accrued benefit liability (included in pension and severance obligations)	(44,730)	(55,157)
Net amount recognized at year end	$(32,422)	$(43,175)
The accumulated benefit obligation as of December 31, 2022 and 2021 was $125.6 million and $151.7 million, respectively.

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2020	$602	$(4,820)	$(4,218)
Amortization and settlement gain included in net periodic pension cost	—	(457)	(457)
Net gain (loss) arising during period	—	10,291	10,291
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	9,834	9,834
Balance at December 31, 2021	$602	$5,014	$5,616
Amortization and settlement gain included in net periodic pension cost	—	(1,021)	(1,021)
Net gain (loss) arising during period	—	9,625	9,625
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	8,604	8,604
Balance at December 31, 2022	$602	$13,618	$14,220
Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2022	2021
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$96,310	$128,312
Aggregate fair value of plan assets	51,581	73,159
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	61,764	72,009
Aggregate fair value of plan assets	20,740	24,365

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes total pension expense:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$20,072	$25,908	$29,848
Interest cost	4,731	4,900	4,980
Expected return on plan assets	(5,605)	(5,600)	(5,506)
Recognized actuarial (gain) loss	53	128	56
Net periodic pension cost	19,251	25,336	29,378
Curtailment (gain) loss	—	(954)	—
Settlement (gain) loss	(1,374)	(743)	62
Total pension expense	$17,877	$23,639	$29,440
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2022	2021	2020
Discount rate for determining net periodic pension cost	2.6%	2.3%	2.5%
Discount rate for determining benefit obligations at December 31	4.2%	2.6%	2.3%
Rate of compensation increase for determining net periodic pension cost	3.7%	3.7%	3.7%
Rate of compensation increase for determining benefit obligations at December 31	3.6%	3.7%	3.7%
Expected rate of return on plan assets for determining net periodic pension cost	3.8%	3.7%	3.8%
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

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	64%	34%	2%
Korea defined benefit plan	30%	20%	50%
Philippine defined benefit plan	50%	45%	5%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Cash and cash equivalents	$1,117	$—	$1,117	$17	$—	$17
Equity securities	13,339	—	13,339	21,450	—	21,450
Debt securities
Government bonds	2,982	—	2,982	7,536	—	7,536
Corporate bonds	540	—	540	369	—	369
Treasury notes	11,561	—	11,561	8,559	—	8,559
Mutual and commingled funds
Equity funds	23,931	7,157	31,088	33,619	8,270	41,889
Debt funds	11,651	13,409	25,060	12,774	15,159	27,933
Guaranteed investment contracts	—	28,340	28,340	—	37,458	37,458
Taiwan retirement fund	12,845	—	12,845	13,173	—	13,173
Other, net	(383)	849	466	(1,947)	575	(1,372)
Total fair value of pension plan assets	$77,583	$49,755	$127,338	$95,550	$61,462	$157,012
The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $12 million during 2023. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2023	$9,146
2024	12,138
2025	13,035
2026	14,174
2027	17,008
2028 to 2032	101,637
Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $24.2 million, $21.8 million and $16.5 million for 2022, 2021 and 2020, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13. Dividends

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. Each quarter since the adoption of this dividend policy, the Company has declared and paid a quarterly dividend. In November 2022, our Board of Directors approved a quarterly dividend of $0.075 per share, a 50% increase from the rate set in November 2021.

14. Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Unrealized Gain (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Balance at December 31, 2020	$21	$(4,218)	$31,467	$27,270
Other comprehensive income (loss) before reclassifications	(454)	10,291	(16,757)	(6,920)
Amounts reclassified from accumulated other comprehensive income (loss)	85	(457)	—	(372)
Other comprehensive income (loss)	(369)	9,834	(16,757)	(7,292)
Balance at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(1,243)	9,625	(10,658)	(2,276)
Amounts reclassified from accumulated other comprehensive income (loss)	18	(1,021)	—	(1,003)
Other comprehensive income (loss)	(1,225)	8,604	(10,658)	(3,279)
Balance at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2022 and 2021, our foreign exchange forward contracts consisted of the following:

	December 31, 2022			December 31, 2021
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$330,179	$6,284	Other current assets	$396,946	$(901)	Accrued expenses
Korean won	65,927	333	Other current assets	125,321	(492)	Accrued expenses
Philippine peso	3,085	(6)	Accrued expenses	4,001	7	Other current assets
Taiwan dollar	28,763	(57)	Accrued expenses	—	—	N/A
Total forward contracts	$427,954	$6,554		$526,268	$(1,386)

For the years ended December 31, 2022 and 2021, the derivatives resulted in a net loss of $60.2 million and $58.8 million respectively, which were offset by the foreign currency gains associated with the underlying net assets or liabilities. For the year ended December 31, 2020, the derivatives resulted in a net gain of $35.9 million, which was offset by the foreign currency losses associated with the underlying net liabilities.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$523,016	$521,114	$555,655	$520,436
Revolving credit facilities and term loans (Level 2)	686,728	711,220	627,883	617,560
Total financial instruments	$1,209,744	$1,232,334	$1,183,538	$1,137,996

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Net sales by product group consist of the following:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Advanced Products	$5,367,589	$4,409,207	$3,604,365
Mainstream Products	1,723,996	1,729,122	1,446,224
Total net sales	$7,091,585	$6,138,329	$5,050,589

(1)Advanced Products include flip chip, memory and wafer-level processing and related test services.
(2)Mainstream Products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Year Ended December 31,
	2022	2021	2020
Communications (smartphones, tablets)	44%	41%	41%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	20%	21%	20%
Consumer (AR & gaming, connected home, home electronics, wearables)	20%	22%	24%
Computing (data center, infrastructure, PC/laptop, storage)	16%	16%	15%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Europe, Middle East and Africa	$1,084,853	$1,061,369	$848,301
Japan	1,132,121	1,253,717	1,152,641
Asia Pacific (excluding Japan)	1,017,246	999,591	672,563
Total foreign countries	3,234,220	3,314,677	2,673,505
United States	3,857,365	2,823,652	2,377,084
Total net sales	$7,091,585	$6,138,329	$5,050,589

In 2022, two customers accounted for 20.6% and 10.1% of total net sales, respectively. In 2021 and 2020, one customer accounted for 13.7% and 14.5% of total net sales, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2022	2021
	(In thousands)
China	$476,945	$431,862
Japan	121,842	147,253
Korea	1,868,956	1,719,842
Malaysia	41,978	33,416
Philippines	195,805	189,478
Portugal	82,454	79,326
Taiwan	261,449	264,540
Vietnam	79,630	—
Other foreign countries	583	694
Total foreign countries	3,129,642	2,866,411
United States	5,972	4,647
Total property, plant and equipment, net	$3,135,614	$2,871,058

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(2)Other exit costs primarily consist of employee relocation and training costs directly resulting from the restructuring actions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2020	$136,934	(15,311)	(313)	$121,310
Year ended at December 31, 2021	$121,310	3,653	(2,606)	$122,357
Year ended at December 31, 2022	$122,357	(17,762)	(2,726)	$101,869

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to our Code of Business Conduct (the “Code of Business Conduct”) as disclosed below, is incorporated herein by reference from the material included under the captions “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

The Code of Business Conduct is written and is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and our Code of Ethics for Directors, Corporate Governance Guidelines and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our website (http://www.amkor.com). We intend to disclose on our website future amendments or waivers of the Code of Business Conduct required to be disclosed pursuant to applicable rules and regulations.

Item 11.Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” “Pay Ratio” and “Compensation Committee Report” in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference from the material included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2022:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (In thousands)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (In thousands)
Equity compensation plan approved by stockholders (2)	3,114	(3)	$10.54	21,909	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total equity compensation plans	3,114			21,909
(1) Calculated without taking into account shares of common stock subject to outstanding RSUs and PSUs that will become issuable as those units vest without any cash consideration or other payment required for such shares.
(2) Consists of the 2007 Plan and the 2021 Plan.
(3) Includes 0.7 million shares of common stock subject to RSUs and PSUs, which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria.
(4) Represents the number of shares of common stock available for issuance under the 2021 Plan, as adjusted to account for full-value awards, which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.5 for each full-value award previously awarded. The 2007 Plan terminated on the date of the 2021 Annual Meeting, and, accordingly, there were no shares available for future grants under the 2007 Plan as of December 31, 2022. However, if an award under the 2021 Plan or under the 2007 Plan is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the 2021 Plan on a 1:1 basis for options and stock appreciation rights and on a 1.5:1 basis for all other equity awards.
The 2021 Plan, which was approved by our stockholders at the 2021 Annual Meeting, superseded and replaced the 2007 Plan. As of December 31, 2022, a total of 21.9 million shares were available for issuance under the 2021 Plan. Shares available for issuance under our 2021 Plan can be granted pursuant to stock options, restricted stock, RSUs, stock appreciation rights, PSUs and performance shares. For additional information regarding the 2007 Plan and the 2021 Plan, see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Corporate Governance - Certain Relationships and Related Transactions” and “Proposal One: Election of Directors” in the Proxy Statement.

Item 14.Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement

PART IV

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

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	POSAM		—	8/26/98
3.3	Restated Bylaws as amended on November 5, 2013.	10-K	12/31/13	3.3	2/28/14
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated March 15, 2019, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2027.	8-K		4.1	3/5/19
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	12/31/19	4.3	2/19/20
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Employment Letter Agreement, dated February 27, 2017, between Amkor Technology, Inc. and Stephen D. Kelley.*	8-K		10.1	3/3/17
10.4	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.5	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.6	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.7	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.8	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan*	10-Q	6/30/19	10.3	8/1/19

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.9	Form of Global Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.1	7/30/20
10.10	Form of Global Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.2	7/30/20
10.11	Form of Global Outside Director Nonstatutory Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.1	10/30/20
10.12	Form of Global Outside Director Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.2	10/30/20
10.13	Form of Global Performance-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.1	2/5/21
10.14	Form of Global Time-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.2	2/5/21
10.15	Amkor Technology, Inc. 2021 Equity Incentive Plan*	8-K		10.1	5/20/21
10.16	Amendment One to the Amkor Technology, Inc. 2021 Equity Incentive Plan*	10-K	12/31/21	10.36	2/18/22
10.17	Form of Global Non-Employee Director Nonstatutory Stock Option Award Agreement*	8-K		10.2	5/20/21
10.18	Form of Global Non-Employee Director Restricted Stock Award Agreement*	8-K		10.3	5/20/21
10.19	Form of Global Stock Option Award Agreement*	8-K		10.4	5/20/21
10.20	Form of Global Restricted Stock Award Agreement*	8-K		10.5	5/20/21
10.21	Form of Global Performance-Vested Restricted Stock Unit Award Agreement*	8-K		10.6	5/20/21
10.22	Form of Global Time-Vested Restricted Stock Unit Award Agreement*	8-K		10.7	5/20/21
10.23	Form of Global Non-Employee Director Time-Vested Restricted Stock Unit Award Agreement*	10-K	12/31/21	10.35	2/18/22
10.24	Amended and Restated Non-Employee Director Compensation Policy	10-Q	6/30/22	10.1	8/4/22
10.25	Second Amended and Restated Non-Employee Director Compensation Policy					X
10.26	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.27	Employment Letter Agreement, dated June 24, 2020, between Amkor Technology, Inc. and Guillaume Marie Jean Rutten.*	10-Q	6/30/20	10.3	7/30/20
10.28	Separation Agreement and Release, effective July 4, 2020, between Amkor Technology, Inc. and Stephen D. Kelley.*	10-Q	6/30/20	10.4	7/30/20
10.29	Separation and Release Agreement, dated September 27, 2021, between Amkor Technology, Inc. and John C. Stone*	10-Q	9/30/21	10.1	10/29/21

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.30	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Giel Rutten*					X
10.31	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Megan Faust*					X
10.32	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Farshad Haghighi*					X
10.33	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Mark Rogers*					X
10.34	Executive Severance Agreement, dated February 13, 2023, between Amkor Technology, Inc. and Kevin Engel*					X
10.35	Executive Employment Agreement, effective January 1, 2023, between Amkor Technology Korea, Inc. and Steve Shin*†					X
10.36	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.1	7/19/18
10.37	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.2	7/19/18
10.38	Loan and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	8-K		10.3	7/19/18
10.39	Amendment to Loan and Security Agreement, dated as of July 8, 2019, by and amount Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	10-Q	6/30/19	10.2	8/1/19
10.40	Guaranty and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology, Inc., and Bank of America, N.A.	8-K		10.4	7/19/18
10.41	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.1	12/26/19
10.42	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.2	12/26/19
10.43	Deed of Guaranty by Amkor Technology Singapore Holding Pte. Ltd. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.3	12/26/19

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.43	Secured Facility Agreement, dated March 28, 2022, between Amkor Technology, Inc., as parent, Amkor Technology Singapore Holding Pte. Ltd., as borrower, the subsidiaries of the borrower set forth in the schedules thereto, as original guarantors, the Hongkong and Shanghai Banking Corporation Limited, Singapore Branch (“HSBC”) and DBS Bank Ltd., each as mandated lead arranger and bookrunner, the other financial institutions party thereto, as lenders, HSBC, as agent and offshore security trustee, and CTBC Bank Co., Ltd., as onshore security agent.	8-K		10.1	3/29/22
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*  Indicates management compensatory plan, contract or arrangement.
** Furnished herewith
† Exhibit includes confidential information that has been redacted.

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ Guillaume Marie Jean Rutten
Guillaume Marie Jean Rutten President and Chief Executive Officer
	Date:	February 22, 2023
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

Name	Title	Date

/s/ Guillaume Marie Jean Rutten	President and Chief Executive Officer	February 22, 2023
Guillaume Marie Jean Rutten	(Principal Executive Officer)

/s/ Megan Faust	Executive Vice President, Chief Financial Officer, and Treasurer	February 22, 2023
Megan Faust	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Kim	Executive Chairman	February 22, 2023
James J. Kim

/s/ Susan Y. Kim	Executive Vice Chairman	February 22, 2023
Susan Y. Kim

/s/ Douglas A. Alexander	Director	February 22, 2023
Douglas A. Alexander

/s/ Roger A. Carolin	Director	February 22, 2023
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 22, 2023
Winston J. Churchill

/s/ Daniel Liao	Director	February 22, 2023
Daniel Liao

/s/ MaryFrances McCourt	Director	February 22, 2023
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 22, 2023
Robert R. Morse

/s/ Gil C. Tily	Director	February 22, 2023
Gil C. Tily

/s/ David N. Watson	Director	February 22, 2023
David N. Watson