Form 10-Q
period 2023-03-31
AMKOR TECHNOLOGY, INC.
filed 2023-05-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 27, 2023 was 245,640,706.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2023, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for and benefits from our new manufacturing facility under construction in Bac Ninh, Vietnam (the “Vietnam Facility”) and (22) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2022 Form 10-K, and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net sales	$1,471,539	$1,596,816
Cost of sales	1,277,118	1,271,486
Gross profit	194,421	325,330
Selling, general and administrative	78,671	76,959
Research and development	47,047	38,363
Total operating expenses	125,718	115,322
Operating income	68,703	210,008
Interest expense	16,167	14,148
Other (income) expense, net	(3,552)	(5,096)
Total other expense, net	12,615	9,052
Income before taxes	56,088	200,956
Income tax expense	10,864	29,728
Net income	45,224	171,228
Net loss (income) attributable to non-controlling interests	127	(565)
Net income attributable to Amkor	$45,351	$170,663

Net income attributable to Amkor per common share:
Basic	$0.18	$0.70
Diluted	$0.18	$0.69

Shares used in computing per common share amounts:
Basic	245,330	244,403
Diluted	247,087	246,000
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$45,224	$171,228
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	601	(1,077)
Adjustments to unrealized components of defined benefit pension plans	(97)	4
Foreign currency translation	(2,113)	(8,409)
Total other comprehensive income (loss)	(1,609)	(9,482)
Comprehensive income	43,615	161,746
Comprehensive loss (income) attributable to non-controlling interests	127	(565)
Comprehensive income attributable to Amkor	$43,742	$161,181
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$909,802	$959,072
Short-term investments (amortized cost of $342,872 and $283,641 in 2023 and 2022, respectively)	341,822	281,964
Accounts receivable, net of allowances	1,165,240	1,365,504
Inventories	568,565	629,576
Other current assets	48,174	65,123
Total current assets	3,033,603	3,301,239
Property, plant and equipment, net	3,185,278	3,135,614
Operating lease right of use assets	152,650	171,163
Goodwill	21,235	21,517
Restricted cash	3,497	3,334
Other assets	185,528	188,890
Total assets	$6,581,791	$6,821,757
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$137,469	$143,813
Trade accounts payable	666,615	899,164
Capital expenditures payable	228,056	146,602
Short-term operating lease liability	64,235	70,991
Accrued expenses	361,174	401,841
Total current liabilities	1,457,549	1,662,411
Long-term debt	1,059,997	1,088,521
Pension and severance obligations	91,359	93,540
Long-term operating lease liabilities	63,278	75,745
Other non-current liabilities	182,445	201,839
Total liabilities	2,854,628	3,122,056
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 291,814 and 291,249 shares issued; and 245,545 and 245,091 shares outstanding in 2023 and 2022, respectively	292	291
Additional paid-in capital	2,001,575	1,996,344
Retained earnings	1,901,569	1,874,644
Accumulated other comprehensive income (loss)	15,090	16,699
Treasury stock, at cost, 46,269 and 46,158 shares in 2023 and 2022, respectively	(222,049)	(219,226)
Total Amkor stockholders’ equity	3,696,477	3,668,752
Non-controlling interests in subsidiaries	30,686	30,949
Total equity	3,727,163	3,699,701
Total liabilities and equity	$6,581,791	$6,821,757
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	45,351	—	—	—	45,351	(127)	45,224
Other comprehensive income (loss)	—	—	—	—	(1,609)	—	—	(1,609)	—	(1,609)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(2,823)	(2,823)	—	(2,823)
Issuance of stock through share-based compensation plans	565	1	1,523	—	—	—	—	1,524	—	1,524
Share-based compensation	—	—	3,708	—	—	—	—	3,708	—	3,708
Cash dividends declared ($0.075 per common share)	—	—	—	(18,426)	—	—	—	(18,426)	—	(18,426)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(136)	(136)
Balance at March 31, 2023	291,814	$292	$2,001,575	$1,901,569	$15,090	(46,269)	$(222,049)	$3,696,477	$30,686	$3,727,163

Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	170,663	—	—	—	170,663	565	171,228
Other comprehensive income (loss)	—	—	—	—	(9,482)	—	—	(9,482)	—	(9,482)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(4)	(82)	(82)	—	(82)
Issuance of stock through share-based compensation plans	221	1	1,482	—	—	—	—	1,483	—	1,483
Share-based compensation	—	—	3,497	—	—	—	—	3,497	—	3,497
Cash Dividends declared ($0.05 per common share)	—	—	—	(12,232)	—	—	—	(12,232)	—	(12,232)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(136)	(136)
Balance at March 31, 2022	290,687	$291	$1,982,113	$1,322,370	$10,496	(46,155)	$(219,147)	$3,096,123	$30,699	$3,126,822
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$45,224	$171,228
Depreciation and amortization	156,762	148,192
Other operating activities and non-cash items	(2,821)	11,061
Changes in assets and liabilities	(23,419)	(164,303)
Net cash provided by operating activities	175,746	166,178
Cash flows from investing activities:
Payments for property, plant and equipment	(98,224)	(158,154)
Proceeds from sale of property, plant and equipment	652	416
Proceeds from foreign exchange forward contracts	20,267	1,828
Payments for foreign exchange forward contracts	(20,358)	(29,803)
Payments for short-term investments	(172,409)	(125,693)
Proceeds from sale of short-term investments	21,549	4,246
Proceeds from maturities of short-term investments	92,655	66,694
Other investing activities	164	457
Net cash used in investing activities	(155,704)	(240,009)
Cash flows from financing activities:
Proceeds from revolving credit facilities	370,000	—
Payments of revolving credit facilities	(370,000)	—
Proceeds from short-term debt	11,042	18,112
Payments of short-term debt	(5,840)	(3,790)
Proceeds from issuance of long-term debt	—	150,000
Payments of long-term debt	(35,980)	(35,973)
Payments of finance lease obligations	(15,148)	(7,538)
Payments of dividends	(18,430)	(12,228)
Other financing activities	(1,850)	653
Net cash (used in) provided by financing activities	(66,206)	109,236
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2,943)	(7,795)
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,107)	27,610
Cash, cash equivalents and restricted cash, beginning of period	962,406	831,521
Cash, cash equivalents and restricted cash, end of period	$913,299	$859,131
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$177,615	$268,146
Right of use assets acquired through finance lease liabilities	17,513	6,438
Right of use assets acquired through operating lease liabilities	3,180	27,246
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited, pursuant to the rules and regulations of the SEC. The December 31, 2022 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2022 Form 10-K. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
Use of Estimates. The Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments, as a result of, for example, any worsening of the global business and economic environment.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of March 31, 2023 and December 31, 2022 were $248.9 million and $301.7 million, respectively.
Contract Liabilities. Contract liabilities were $157.1 million and $170.6 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the short-term portions of the liabilities were $80.6 million and $81.5 million, respectively. The remainder of the March 31, 2023 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the contract liabilities balance at the beginning of the period was $21.5 million and $28.9 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group.

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Advanced products (1)	$1,067,377	$1,156,508
Mainstream products (2)	404,162	440,308
Total net sales	$1,471,539	$1,596,816
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2023	2022
Communications (smartphones, tablets)	45%	41%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	26%	21%
Consumer (AR & gaming, connected home, home electronics, wearables)	12%	19%
Computing (data center, infrastructure, PC/laptop, storage)	17%	19%
Total net sales	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Interest income	$(10,433)	$(603)
Foreign currency loss (gain), net	6,763	(4,301)
Loss on debt retirement	—	97
Other	118	(289)
Total other (income) expense, net	$(3,552)	$(5,096)

4.    Income Taxes
Income tax expense of $10.9 million for the three months ended March 31, 2023 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits increased from $33.3 million as of December 31, 2022 to $33.9 million as of March 31, 2023. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$45,351	$170,663

Weighted-average number of common shares outstanding - basic	245,330	244,403
Effect of dilutive securities:
Share-based awards	1,757	1,597
Weighted-average number of common shares outstanding - diluted	247,087	246,000
Net income attributable to Amkor per common share:
Basic	$0.18	$0.70
Diluted	0.18	0.69
There were no anti-dilutive shares for the three months ended March 31, 2023 and 2022.

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	645	—	(2,113)	(1,468)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(97)	—	(141)
Other comprehensive income (loss)	601	(97)	(2,113)	(1,609)
Accumulated other comprehensive income (loss) at March 31, 2023	$(972)	$14,123	$1,939	$15,090

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(1,087)	—	(8,409)	(9,496)
Amounts reclassified from accumulated other comprehensive income (loss)	10	4	—	14
Other comprehensive income (loss)	(1,077)	4	(8,409)	(9,482)
Accumulated other comprehensive income (loss) at March 31, 2022	$(1,425)	$5,620	$6,301	$10,496
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of March 31, 2023 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	March 31, 2023
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$849	$—	$—	$849	$—	$849
Commercial paper	26,801	—	—	26,801	—	26,801
Corporate bonds	12,519	—	(5)	12,514	—	12,514
Money market funds	64,433	—	—	64,433	64,433	—
Municipal bonds	1,010	—	—	1,010	—	1,010
U.S. government agency bonds	1,494	—	—	1,494	—	1,494
U.S. government bonds	15,917	3	—	15,920	15,920	—
Variable rate demand notes	1,004	—	—	1,004	—	1,004
Total cash equivalents (2)	124,027	3	(5)	124,025	80,353	43,672
Short-term investments
Asset-backed securities	24,201	8	(79)	24,130	—	24,130
Certificate of deposits	16,096	—	—	16,096	16,096	—
Commercial paper	37,079	—	—	37,079	—	37,079
Corporate bonds	226,134	54	(1,073)	225,115	—	225,115
Foreign government bonds	2,086	—	—	2,086	—	2,086
Mortgage-backed securities	381	—	(1)	380	—	380
Municipal bonds	363	—	(1)	362	—	362
U.S. government agency bonds	6,385	6	(7)	6,384	—	6,384
U.S. government bonds	25,646	47	(4)	25,689	25,689	—
Total short-term investments	338,371	115	(1,165)	337,321	41,785	295,536
Total	$462,398	$118	$(1,170)	$461,346	$122,138	$339,208

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2022
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$25	$—	$—	$25	$—	$25
Commercial paper	69,101	—	—	69,101	—	69,101
Money market funds	97,650	—	—	97,650	97,650	—
Municipal bonds	1,001	—	—	1,001	—	1,001
U.S. government agency bonds	16,982	3	—	16,985	—	16,985
U.S. government bonds	10,767	1	—	10,768	10,768	—
Total cash equivalents	195,526	4	—	195,530	108,418	87,112
Short-term investments
Asset-backed securities	25,677	7	(134)	25,550	—	25,550
Certificate of deposits	17,362	—	—	17,362	17,362	—
Commercial paper	27,866	—	—	27,866	—	27,866
Corporate bonds	198,868	7	(1,529)	197,346	—	197,346
Foreign government bonds	996	—	(4)	992	—	992
Mortgage-backed securities	696	—	(2)	694	—	694
Municipal bonds	364	—	(2)	362	—	362
U.S. government agency bonds	735	—	(1)	734	—	734
U.S. government bonds	6,704	1	(20)	6,685	6,685	—
Total short-term investments	279,268	15	(1,692)	277,591	24,047	253,544
Total	$474,794	$19	$(1,692)	$473,121	$132,465	$340,656
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)For three months ended March 31, 2023 and 2022, we sold cash equivalent investments for proceeds of $13.0 million and $0.9 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of March 31, 2023:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$350,678	$349,880
After 1 year through 5 years	109,987	109,734
After 5 years through 10 years	728	729
After 10 years	1,005	1,003
Total	$462,398	$461,346
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 31, 2023, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.5 million. As of December 31, 2022, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.4 million and $4.3 million, respectively.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2023 and 2022, we sold receivables totaling $78.0 million and $92.2 million, respectively, net of discounts and fees of $0.2 million for each period.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Land	$214,212	$214,763
Buildings and improvements	1,822,847	1,817,135
Machinery and equipment	6,808,824	6,757,652
Finance lease assets	182,256	165,122
Furniture, fixtures and other equipment	23,487	23,240
Software and computer equipment	244,006	240,610
Construction in progress	249,018	152,809
Total property, plant and equipment	9,544,650	9,371,331
Accumulated depreciation and amortization	(6,359,372)	(6,235,717)
Total property, plant and equipment, net	$3,185,278	$3,135,614

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Depreciation expense	$156,614	$148,040

As of March 31, 2023 and December 31, 2022, we had $134.8 million and $79.6 million of costs, including capitalized interest of $1.7 million and $0.7 million, respectively, in construction in progress for the Vietnam Facility.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Payroll and benefits	$99,037	$137,445
Deferred revenue and customer advances	80,558	81,459
Income taxes payable	60,831	50,685
Short-term finance lease liabilities	60,813	56,570
Accrued severance plan obligations	7,107	7,422
Accrued interest	2,443	10,878
Other accrued expenses	50,385	57,382
Total accrued expenses	$361,174	$401,841

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	March 31, 2023	December 31, 2022
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 1.85%, due April 2024 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	9,235	4,042
Term loan, fixed rate at 1.30%, due July 2023	19,569	29,744
Term loan, fixed rate at 1.35%, due December 2024	75,079	86,943
Term loan, fixed rate at 1.20%, due December 2025	45,123	49,878
Term loan, fixed rate at 1.23%, due December 2026	73,950	79,927
Term loan, fixed rate at 1.59%, due December 2027	112,261	119,738
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, LIBOR plus 1.10%, weighted average of 6.25% as of March 31, 2023, due March 2024	46,000	46,000
Term loans, LIBOR plus 0.80%, weighted average of 5.74% as of March 31, 2023, due June 2025	39,000	39,000
Term loans, LIBOR plus 0.75%, weighted average of 5.81% as of March 31, 2023, due 2025	59,000	59,500
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (3)	—	—
$600.0 million senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (4)	—	—
	1,204,217	1,239,772
Less: Unamortized discount and deferred debt costs, net	(6,751)	(7,438)
Less: Short-term borrowings and current portion of long-term debt	(137,469)	(143,813)
Long-term debt	$1,059,997	$1,088,521
(1)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. As of March 31, 2023, ₩80.0 billion, or approximately $61 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of March 31, 2023 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.18% to 0.27% (weighted average of 0.26% as of March 31, 2023). As of March 31, 2023, $5.8 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In March 2022, Amkor Technology Taiwan Ltd. (“ATT”) amended an existing revolving credit facility to reduce availability from $36.0 million to $15.0 million. As of March 31, 2023, $15.0 million was available for future borrowings under such credit facility.
(4)In March 2022, Amkor Technology Singapore Holdings Pte. Ltd. (“ATSH”) entered into a $600.0 million senior revolving credit facility (the “2022 Singapore Revolver”), which is guaranteed by Amkor Technology, Inc., ATT and Amkor Advanced Technology, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; and (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2023, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of March 31, 2023, the collateralized debt balance was $650.4 million, of which $365.2 million of assets were pledged as collateral.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATT, AATT, and ATSH guarantee certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants which restrict our ability to pay dividends and could restrict our operations. These restrictions are determined in part by calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
We were in compliance with all debt covenants at March 31, 2023.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Service cost	$3,828	$5,418
Interest cost	1,603	1,258
Expected return on plan assets	(1,311)	(1,493)
Recognized actuarial loss	(98)	13
Net periodic pension cost	$4,022	$5,196
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Defined contribution expense	$8,796	$7,948

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.
As of March 31, 2023 and December 31, 2022, our foreign exchange forward contracts consisted of the following:

	March 31, 2023			December 31, 2022
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$281,038	$(2,665)	Accrued expenses	$330,179	$6,284	Other current assets
Korean won	75,954	(401)	Accrued expenses	65,927	333	Other current assets
Philippine peso	6,523	(21)	Accrued expenses	3,085	(6)	Accrued expenses
Singapore dollar	34,522	(46)	Accrued expenses	—	—	N/A
Taiwan dollar	25,855	(92)	Accrued expenses	28,763	(57)	Accrued expenses
Total forward contracts	$423,892	$(3,225)		$427,954	$6,554
For the three months ended March 31, 2023 and 2022, the derivatives resulted in a net loss of $12.0 million and $22.3 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$527,741	$521,290	$523,016	$521,114
Revolving credit facilities and term loans (Level 2)	657,081	676,176	686,728	711,220
Total debt	$1,184,822	$1,197,466	$1,209,744	$1,232,334
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
Legal Proceedings
We are involved in claims and legal proceedings and may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to determine the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Although the outcome of these matters is uncertain, we believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact to us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future.
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
Lease Commitments
As of March 31, 2023 we have entered into additional lease agreements that have not yet commenced of approximately $10 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goal is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, providing our customers with a geographically diverse manufacturing footprint, growing within the industry secular growth markets of 5G, automotive, Internet-of-Things (“IoT”) and high-performance computing (“HPC”), optimizing utilization of existing assets, and selectively growing our scale and scope through strategic investments.
We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Advanced packages, which account for a significant portion of mobile phone semiconductor value, are the preferred choice in the high-end smartphone market. The use of advanced packages in automotive applications is also growing, largely due to new, data-intensive applications which require increased pin count and performance. In consumer devices, further miniaturization and the integration of new functionality within IoT devices also require advanced packaging. With the continuing trend towards cloud-based computing, innovative advanced packaging solutions are needed to achieve the increased speed, performance and power consumption requirements for this market. We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investments in advanced technology to meet the demand for these services in high growth markets.

Our broad geographic footprint, including our manufacturing presence in Portugal and our headquarters in the United States, are key differentiators for us and position us to continue to support global supply chains and to participate in initiatives to regionalize supply chains. We are making preparations to deliver advanced system-in-package (“SiP”) modules and other packaging solutions from the Vietnam Facility. We believe that the Vietnam Facility, which is expected to begin production in the fourth quarter of 2023, will provide customers with a cost-competitive high-volume manufacturing location that offers additional supply chain diversification.

Another key factor in our success is the optimization of asset utilization. We build and utilize manufacturing lines which support multiple customers, and we increase factory utilization through sophisticated planning processes and intensive efficiency improvement activities.

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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of March 31, 2023, we had cash and cash equivalents and short-term investments of $909.8 million and $341.8 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q. We expect macroeconomic conditions to be challenging in 2023. To prepare for future growth, we will continue to make prudent investments, including investments in the Vietnam Facility, and we will closely manage other capacity expansion and control costs in response to changes in market conditions.
Financial Summary
Our net sales decreased $125.3 million, or 7.8%, to $1,471.5 million for the three months ended March 31, 2023, compared to $1,596.8 million for the three months ended March 31, 2022. The decrease was primarily due to lower sales in our consumer and computing end markets, partially offset by continued strength in the automotive and industrial end market.
Gross margin for the three months ended March 31, 2023 decreased to 13.2%, compared to 20.4% for the three months ended March 31, 2022. The decrease in gross margin was primarily due to an increase in the mix of products sold with higher material content, the decrease in net sales and lower factory utilization, partially offset by net favorable foreign currency exchange rate movements.
Operating income margin decreased 850 basis points to 4.7% for the three months ended March 31, 2023 from 13.2% for the three months ended March 31, 2022. The decrease in our operating income margin was primarily due to the decrease in our gross margin discussed above along with an increase in research and development expenses due to additional equipment and overhead costs to support development projects in advanced packaging technologies, partially offset by projects that moved into production.
Our capital expenditures totaled $98.2 million for the three months ended March 31, 2023, compared to $158.2 million for the three months ended March 31, 2022. Our spending was primarily focused on investments in advanced packaging and test equipment and the Vietnam Facility.
Net cash provided by operating activities was $175.7 million for the three months ended March 31, 2023, compared to $166.2 million for the three months ended March 31, 2022. This increase was primarily due to changes in working capital, deposits and advanced payments to our vendors, offset by lower net sales and operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Materials	52.9%	46.7%
Labor	11.3%	11.5%
Other manufacturing costs	22.6%	21.4%
Gross margin	13.2%	20.4%
Operating income	4.7%	13.2%
Net income attributable to Amkor	3.1%	10.7%

Net Sales

	For the Three Months Ended March 31,
	2023	2022	Change
	(In thousands, except percentages)
Net sales	$1,471,539	$1,596,816	$(125,277)	(7.8)%
The decrease in net sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to lower sales in our consumer and computing end markets, partially offset by continued strength in the automotive and industrial end market. Our consumer and computing end markets decreased 43% and 17% compared to 2022, respectively, mainly due to a cyclical correction in the semiconductor market. These decreases were partially offset by 14% growth in our automotive and industrial end market compared to 2022, driven by increases in advanced packaging and in silicon content in vehicles. In addition, communications, our largest end market, increased by 2% compared to 2022.
Gross Profit and Gross Margin

	For the Three Months Ended March 31,
	2023	2022	Change
	(In thousands, except percentages)
Gross profit	$194,421	$325,330	$(130,909)
Gross margin	13.2%	20.4%	(7.2)%
Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending on product mix, utilization, foreign currency exchange rate movements and seasonality. We have expanded our business in packages which tend to have higher material costs than our other products. As we continue to increase production of these higher material cost products, there could be an impact on our profitability, depending on overall utilization.
Gross profit and gross margin decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in the mix of products sold with higher material content, the decrease in net sales and lower factory utilization, partially offset by net favorable foreign currency exchange rate movements.
Selling, General and Administrative

	For the Three Months Ended March 31,
	2023	2022	Change
	(In thousands, except percentages)
Selling, general and administrative	$78,671	$76,959	$1,712	2.2%
Selling, general and administrative expenses increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in software maintenance costs.
Research and Development

	For the Three Months Ended March 31,
	2023	2022	Change
	(In thousands, except percentages)
Research and development	$47,047	$38,363	$8,684	22.6%
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

Research and development expenses for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 due to additional equipment and overhead costs to support development projects in advanced packaging technologies, partially offset by projects that moved into production.
Other Income and Expense

	For the Three Months Ended March 31,
	2023	2022	Change
	(In thousands, except percentages)
Interest expense	$16,167	$14,148	$2,019	14.3%
Interest income	(10,433)	(603)	(9,830)	>100%
Foreign currency loss (gain), net	6,763	(4,301)	11,064	>(100)%
Loss on debt retirement	—	97	(97)	(100.0)%
Other	118	(289)	407	>(100)%
Total other expense, net	$12,615	$9,052	$3,563	39.4%
Interest expense increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to additional borrowings in China during 2022.
Interest income increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher interest rates on our cash and cash equivalents and available-for-sale debt investment balances.
The changes in foreign currency (gain) loss, net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were primarily due to the strengthening of the U.S. dollar in the prior year compared to the foreign currencies of our subsidiaries, mainly the Japanese yen, and the associated impact on our net monetary exposure. In addition, the current year loss includes higher costs associated with our derivative instruments, which are used to reduce our exposure to foreign currency gains and losses.
Income Tax Expense

	For the Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Income tax expense	$10,864	$29,728	$(18,864)
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the decrease of income before tax.
During the three months ended March 31, 2023 and 2022, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $1,251.6 million. Included in our cash and short-term investments balances as of March 31, 2023 is $1,116.2 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of March 31, 2023, our net liability associated with unrecognized tax benefits is $30.5 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the three months ended March 31, 2023 and 2022, we sold accounts receivable totaling $78.0 million and $92.2 million, net of discounts and fees of $0.2 million for each period.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2023, we had availability of $600.0 million. As of March 31, 2023, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $67.3 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of March 31, 2023, we had debt of $1,197.5 million, with $137.5 million payable within 12 months. As of March 31, 2023, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2023 for variable rate debt, were $200.0 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $51.4 million. We were in compliance with all debt covenants as of March 31, 2023, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Certain of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities. These restrictions are determined in part by our covenant compliance and on calculations based upon cumulative net income and do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology Inc., ATT, AATT and ATSH guarantee certain debt of our subsidiaries.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of March 31, 2023, the severance liability was $53.1 million, with $7.1 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of March 31, 2023, we had foreign pension plan obligations of $45.3 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2022 Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of March 31, 2023, our total remaining operating lease obligations and finance lease obligations were $139.7 million and $122.2 million, respectively, with $68.4 million and $64.8 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of March 31, 2023, the purchase obligations were $410.8 million, with $400.4 million payable within 12 months.
Capital Returns
During the three months ended March 31, 2023, we paid total quarterly cash dividends of $18.4 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Our Board of Directors previously adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. We have not purchased any stock under the Stock Repurchase Program since 2012. At March 31, 2023, approximately $91.6 million was available to repurchase common stock pursuant to the Stock Repurchase Program.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment and the Vietnam Facility. During the three months ended March 31, 2023, our capital expenditures totaled $98.2 million.

We expect that our 2023 capital expenditures will be approximately $800 million. Ultimately, the amount of our 2023 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 7 and Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information on our investments and borrowings, respectively.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2023 and 2022, was as follows:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating activities	$175,746	$166,178
Investing activities	(155,704)	(240,009)
Financing activities	(66,206)	109,236
Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2023 increased by $9.6 million compared to the three months ended March 31, 2022, primarily due to changes in working capital, deposits and advanced payments to our vendors, offset by lower net sales and operating profits.
Investing activities:   Our cash flow used in investing activities for the three months ended March 31, 2023 decreased by $84.3 million compared to the three months ended March 31, 2022, primarily due to decreased payments related to property, plant and equipment and decreased net payments for foreign exchange forward contracts. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the three months ended March 31, 2023 was primarily due to net debt repayments in Japan, the payment of our quarterly dividends and finance lease obligations. The net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to a borrowing in Korea, offset by net debt repayments in Japan and the payment of our quarterly dividends.
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

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$175,746	$166,178
Payments for property, plant and equipment	(98,224)	(158,154)
Proceeds from sale of property, plant and equipment	652	416
Free cash flow	$78,174	$8,440

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2023 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2023 would have been approximately $9 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2023, approximately 85% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the three months ended March 31, 2023, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2023 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2023 would have been approximately $35 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $2.1 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

Interest Rate Risk
We have interest rate risk with respect to our available-for-sale debt investments. Our investment portfolio consists of various security types and maturities, with our portfolio primarily having maturities of one year or less. Our primary objective with our investment portfolio is to invest available cash while preserving capital and meeting liquidity needs. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the relatively short-term nature of our investment portfolio, we believe that an immediate increase in interest rates will not have a material impact on the fair value of our available-for-sale debt investments. For information regarding our available-for-sale debt investments, see Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
In addition, we have interest rate risk with respect to our debt. Our fixed and variable rate debt includes foreign borrowings, revolving credit facilities and senior notes. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but will not have a material impact on the fair value of the instrument.
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2023:

	2023 - Remaining	2024	2025	2026	2027	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$96,568	$102,664	$109,762	$93,354	$598,634	$50,000	$1,050,982	$1,032,422
Average interest rate	1.3%	1.4%	1.7%	1.8%	6.1%	2.1%	4.1%
Variable rate debt	$14,735	$48,000	$90,500	$—	$—	$—	$153,235	$152,400
Average interest rate	2.4%	6.2%	5.8%	—%	—%	—%	5.6%
Total debt maturities	$111,303	$150,664	$200,262	$93,354	$598,634	$50,000	$1,204,217	$1,184,822
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in Note 17 to the 2022 Form 10-K.

Item 1A.     Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this Form 10-Q. For more information, see the Forward-Looking Statements within this Form 10-Q. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-Q, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. The occurrence of any of the risks and uncertainties described below could materially and adversely affect our business, liquidity, results of operations, financial condition or cash flows.
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
•dependence on international factories and operations, and risks relating to trade restrictions and regional conflict;
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
•environmental, health and safety liabilities and expenditures; and
•natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
Company-Specific Risk Factors
Our packaging and test services are used in volatile industries, and industry downturns and declines in global economic and financial conditions could harm our performance.
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
In addition, declines in global economic and financial conditions have harmed our business in the past, and future global downturns could materially and adversely affect our business. New variants or the potential re-emergence of the Covid-19 pandemic or the occurrence of other epidemics or pandemics, and the imposition of related public health measures and travel and business restrictions, may materially and adversely impact our business, financial condition, operating results and cash flows. For example, as part of a broad effort to mitigate a rising number of Covid-19 cases in Shanghai, the Chinese government mandated a lockdown of our Shanghai factory from March 2022 to June 2022. Other national, regional, and local governments have implemented, and may implement in the future, public health measures in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
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
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business. For example, the Covid-19 pandemic and resulting supply chain disruptions and economic turbulence created extended lead times for some materials and equipment. To the extent the impact of such disruptive events continues or worsens, we anticipate having greater difficulty obtaining, or waiting longer to obtain, certain equipment, supplies and other materials necessary for performance of our services or necessary to increase the services we provide to customers. Furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have impacted the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors, and the Covid-19 pandemic and resulting supply chain disruptions and economic turbulence created extended lead times for some equipment. In periods of increased demand and reduced availability, equipment suppliers may delay orders or only partially satisfy our equipment orders in the normal time frame. The unavailability of equipment or failures to deliver equipment on a timely basis could delay or impair our ability to meet customer orders. If we are unable to meet customer orders, we could lose potential and existing customers. Generally, we acquire our equipment on a purchase order basis and do not enter into long-term equipment agreements. As a result, we could experience adverse changes in pricing, currency risk and potential shortages in equipment in a strong market, any of which could have a material adverse effect on our results of operations.
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
Our factories and operations, and those of our customers and vendors, are located in various foreign jurisdictions, which exposes us to risks arising from international trade restrictions and regional conflict.
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan and are preparing to offer packaging and test services from the Vietnam Facility. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the U.S.  The following are some of the risks we face in doing business internationally:
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
The Covid-19 pandemic impacted, and may impact in the future, our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. National, regional, and local governments have implemented, and may implement in the future, public health measures to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and financial condition. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
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

During 2022, we began construction for the first phase of the Vietnam Facility, which will have approximately 1.9 million square feet of space. We expect to complete the first phase and begin high-volume manufacturing in the fourth quarter of 2023. There can be no assurance, however, that the construction will be completed, or that high-volume manufacturing will begin, on that schedule or that the actual scope, costs or benefits of the project will be consistent with our current expectations.
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $53.1 million as of March 31, 2023. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of March 31, 2023, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 142.0 million shares, or approximately 58%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 142.6 million shares, or approximately 58% of our outstanding common stock.
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
The impacts of the Covid-19 pandemic have varied, and may continue to vary, by location, by industry and by end market. We, our suppliers and our customers have been disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Such restrictions and efforts to contain the spread of Covid-19 have caused, and may cause in the future, disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials. The resumption of normal business operations after any such restrictions are lifted may be delayed or constrained by lingering effects of the Covid-19 pandemic on our suppliers or customers or both, and additional restrictions may be implemented in response to the emergence of new variants or re-emergence of Covid-19. Additionally, other national, regional and local governments have implemented, and may implement in the future, restrictions to mitigate the spread of Covid-19, the emergence of new variants, or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate (such as the government-mandated lockdown of our Shanghai factory during the second quarter of 2022), and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
The spread of Covid-19 caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences) and, while the long-term impact of the Covid-19 pandemic remains uncertain, we have retained many of those enhanced measures as part of our commitment to protect the health and safety of our employees. We may also take further actions in the future as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the future impact of the Covid-19 pandemic, and our ability to perform critical functions could be harmed.
At this time, we are unable to predict the nature or duration of future actions that may be taken by governmental authorities and other businesses in response to the Covid-19 pandemic (including any emergence of new variants).
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our obligations.
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2023, our total debt balance was $1,197.5 million, of which $137.5 million was classified as a current liability and $650.4 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intensifying, accelerated by increasing competition in the semiconductor industry for talent to meet strong demand, and our business could be materially and adversely affected by the loss of the services of any of our existing key personnel, including senior management and technical talent, as a result of competition or for any other reason. Labor shortages could also result in higher wages that would increase our labor costs, which could reduce our profits. Although we have entered into agreements with our Chief Executive Officer and certain other executives that would prevent them from working for, or impose financial penalties for doing business with, our competitors in the event that those executives cease working for us, we cannot assure you that we will be successful in our efforts to retain or replace key employees or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.
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
We assess our internal controls and systems on an ongoing basis, and from time-to-time, we update and make modifications to our global enterprise resource planning system. We have implemented several significant enterprise resource planning and shop floor management systems and expect to implement additional similar systems in the future. There is a risk that deficiencies may occur that could constitute significant deficiencies or, in the aggregate, a material weakness.
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
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead within the interconnect terminals typically referred to as leads, pins or balls, and the European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of greenhouse gases (“GHGs”) or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, we could be subject to revocation of permits, which may materially and adversely affect our ability to maintain or expand our operations. Additionally, if Amkor is unable to align its environmental, health and safety practices with shifting customer preferences, we could suffer reputational harm, which could have a material and adverse effect on our business, results of operations, liquidity and cash flows.
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
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan, and the Vietnam Facility is a new factory under construction in Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war or armed conflict (such as the ongoing conflict in Ukraine); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shutdown our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$91,586,032
February 1 - February 28	110,626	25.52	—	91,586,032
March 1 - March 31	—	—	—	91,586,032
Total	110,626	$25.52	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that our Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended March 31, 2023, and at March 31, 2023, approximately $91.6 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Second Amended and Restated Non-Employee Director Compensation Policy*	10-K	12/31/22	10.25	2/22/23
10.2	Executive Severance Agreement, dated February 13, 2023, between Amkor Technology, Inc. and Kevin Engel*	10-K	12/31/22	10.34	2/22/23
10.3	Executive Employment Agreement, effective January 1, 2023, between Amkor Technology Korea, Inc. and Steve Shin*†	10-K	12/31/22	10.35	2/22/23
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*Indicates management compensatory plan, contract or arrangement.
**Furnished herewith.
† Exhibit includes confidential information that has been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 3, 2023