Form 10-Q
period 2023-09-30
AMKOR TECHNOLOGY, INC.
filed 2023-11-01
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 26, 2023 was 245,768,114.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2023, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of the Covid-19 pandemic on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for and benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”) and (22) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,”

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$1,821,793	$2,083,691	$4,751,254	$5,185,375
Cost of sales	1,539,040	1,662,463	4,087,210	4,189,662
Gross profit	282,753	421,228	664,044	995,713
Selling, general and administrative	73,020	67,947	216,551	213,774
Research and development	43,135	33,994	135,870	109,835
Total operating expenses	116,155	101,941	352,421	323,609
Operating income	166,598	319,287	311,623	672,104
Interest expense	13,001	14,879	43,522	43,620
Other (income) expense, net	(8,777)	(5,692)	(24,212)	(18,829)
Total other expense, net	4,224	9,187	19,310	24,791
Income before taxes	162,374	310,100	292,313	647,313
Income tax expense	28,923	3,643	49,194	44,159
Net income	133,451	306,457	243,119	603,154
Net income attributable to non-controlling interests	(837)	(376)	(868)	(1,632)
Net income attributable to Amkor	$132,614	$306,081	$242,251	$601,522

Net income attributable to Amkor per common share:
Basic	$0.54	$1.25	$0.99	$2.46
Diluted	$0.54	$1.24	$0.98	$2.45

Shares used in computing per common share amounts:
Basic	245,740	244,744	245,571	244,581
Diluted	247,129	246,094	247,080	246,015
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$133,451	$306,457	$243,119	$603,154
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	124	(332)	216	(2,039)
Adjustments to unrealized components of defined benefit pension plans	(97)	5	(292)	14
Foreign currency translation	380	(7,509)	(14,784)	(31,536)
Total other comprehensive income (loss)	407	(7,836)	(14,860)	(33,561)
Comprehensive income	133,858	298,621	228,259	569,593
Comprehensive income attributable to non-controlling interests	(837)	(376)	(868)	(1,632)
Comprehensive income attributable to Amkor	$133,021	$298,245	$227,391	$567,961
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$735,733	$959,072
Short-term investments (amortized cost of $440,417 and $283,641 in 2023 and 2022, respectively)	439,002	281,964
Accounts receivable, net of allowances	1,411,393	1,365,504
Inventories	477,935	629,576
Other current assets	61,579	65,123
Total current assets	3,125,642	3,301,239
Property, plant and equipment, net	3,321,467	3,135,614
Operating lease right of use assets	129,515	171,163
Goodwill	18,888	21,517
Restricted cash	3,950	3,334
Other assets	135,387	188,890
Total assets	$6,734,849	$6,821,757
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$149,890	$143,813
Trade accounts payable	827,854	899,164
Capital expenditures payable	233,603	146,602
Short-term operating lease liability	43,830	70,991
Accrued expenses	346,913	401,841
Total current liabilities	1,602,090	1,662,411
Long-term debt	947,227	1,088,521
Pension and severance obligations	88,326	93,540
Long-term operating lease liabilities	59,004	75,745
Other non-current liabilities	160,103	201,839
Total liabilities	2,856,750	3,122,056
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 292,033 and 291,249 shares issued; and 245,764 and 245,091 shares outstanding in 2023 and 2022, respectively	292	291
Additional paid-in capital	2,005,026	1,996,344
Retained earnings	2,061,596	1,874,644
Accumulated other comprehensive income (loss)	1,839	16,699
Treasury stock, at cost, 46,269 and 46,158 shares in 2023 and 2022, respectively	(222,065)	(219,226)
Total Amkor stockholders’ equity	3,846,688	3,668,752
Non-controlling interests in subsidiaries	31,411	30,949
Total equity	3,878,099	3,699,701
Total liabilities and equity	$6,734,849	$6,821,757
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2023	291,958	$292	$2,005,055	$1,947,420	$1,432	(46,269)	$(222,049)	$3,732,150	$30,709	$3,762,859
Net income	—	—	—	132,614	—	—	—	132,614	837	133,451
Other comprehensive income (loss)	—	—	—	—	407	—	—	407	—	407
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	—	(16)	(16)	—	(16)
Issuance of stock through share-based compensation plans	75	—	360	—	—	—	—	360	—	360
Share-based compensation	—	—	(389)	—	—	—	—	(389)	—	(389)
Cash dividends declared ($0.075 per common share)	—	—	—	(18,438)	—	—	—	(18,438)	—	(18,438)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at September 30, 2023	292,033	$292	$2,005,026	$2,061,596	$1,839	(46,269)	$(222,065)	$3,846,688	$31,411	$3,878,099

Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	242,251	—	—	—	242,251	868	243,119
Other comprehensive income (loss)	—	—	—	—	(14,860)	—	—	(14,860)	—	(14,860)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(2,839)	(2,839)	—	(2,839)
Issuance of stock through share-based compensation plans	784	1	2,284	—	—	—	—	2,285	—	2,285
Share-based compensation	—	—	6,398	—	—	—	—	6,398	—	6,398
Cash dividends declared ($0.225 per common share)	—	—	—	(55,299)	—	—	—	(55,299)	—	(55,299)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(406)	(406)
Balance at September 30, 2023	292,033	$292	$2,005,026	$2,061,596	$1,839	(46,269)	$(222,065)	$3,846,688	$31,411	$3,878,099

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$243,119	$603,154
Depreciation and amortization	472,396	455,679
Other operating activities and non-cash items	30,717	(20,396)
Changes in assets and liabilities	(50,045)	(492,673)
Net cash provided by operating activities	696,187	545,764
Cash flows from investing activities:
Payments for property, plant and equipment	(511,654)	(575,502)
Proceeds from sale of property, plant and equipment	1,580	2,691
Proceeds from foreign exchange forward contracts	31,038	6,763
Payments for foreign exchange forward contracts	(70,251)	(95,789)
Payments for short-term investments	(491,056)	(364,274)
Proceeds from sale of short-term investments	71,159	26,202
Proceeds from maturities of short-term investments	267,393	274,452
Other investing activities	4,894	2,241
Net cash used in investing activities	(696,897)	(723,216)
Cash flows from financing activities:
Proceeds from revolving credit facilities	370,000	80,000
Payments of revolving credit facilities	(370,000)	(80,000)
Proceeds from short-term debt	20,712	29,711
Payments of short-term debt	(14,632)	(21,662)
Proceeds from issuance of long-term debt	—	250,000
Payments of long-term debt	(104,952)	(183,493)
Payments of finance lease obligations	(48,409)	(26,938)
Payments of dividends	(55,328)	(36,725)
Other financing activities	(1,801)	(4,152)
Net cash (used in) provided by financing activities	(204,410)	6,741
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(17,603)	(33,491)
Net decrease in cash, cash equivalents and restricted cash	(222,723)	(204,202)
Cash, cash equivalents and restricted cash, beginning of period	962,406	831,521
Cash, cash equivalents and restricted cash, end of period	$739,683	$627,319
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$227,293	$270,476
Right of use assets acquired through finance lease liabilities	38,510	52,815
Right of use assets acquired through operating lease liabilities	4,383	46,178
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2022 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2022 Form 10-K. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Leases. Total long-term finance lease liabilities as of September 30, 2023 and December 31, 2022 were $40.5 million and $54.8 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of September 30, 2023 and December 31, 2022 were $296.0 million and $301.7 million, respectively.
Contract Liabilities. Contract liabilities were $148.8 million and $170.6 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the short-term portions of the liabilities were $81.8 million and $81.5 million, respectively. The remainder of the September 30, 2023 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of the period was $54.1 million and $81.3 million, respectively.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Advanced products (1)	$1,451,707	$1,639,409	$3,603,445	$3,879,638
Mainstream products (2)	370,086	444,282	1,147,809	1,305,737
Total net sales	$1,821,793	$2,083,691	$4,751,254	$5,185,375
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Communications (smartphones, tablets)	55%	47%	48%	42%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	19%	18%	22%	21%
Computing (data center, infrastructure, PC/laptop, storage)	14%	15%	17%	17%
Consumer (AR & gaming, connected home, home electronics, wearables)	12%	20%	13%	20%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interest income	$(12,137)	$(4,034)	$(34,589)	$(6,578)
Foreign currency loss (gain), net	5,659	(1,013)	12,471	(11,568)
Loss on debt retirement	—	—	—	464
Other	(2,299)	(645)	(2,094)	(1,147)
Total other (income) expense, net	$(8,777)	$(5,692)	$(24,212)	$(18,829)

4.    Income Taxes
Income tax expense of $49.2 million for the nine months ended September 30, 2023 reflects income taxes, foreign withholding taxes and minimum taxes. In July 2023, our subsidiary in Singapore was granted a renewal of a reduced tax rate through the end of 2028, subject to certain conditions and commitments.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $33.3 million as of December 31, 2022 to $30.3 million as of September 30, 2023. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$132,614	$306,081	$242,251	$601,522

Weighted-average number of common shares outstanding - basic	245,740	244,744	245,571	244,581
Effect of dilutive securities:
Share-based awards	1,389	1,350	1,509	1,434
Weighted-average number of common shares outstanding - diluted	247,129	246,094	247,080	246,015
Net income attributable to Amkor per common share:
Basic	$0.54	$1.25	$0.99	$2.46
Diluted	0.54	1.24	0.98	2.45
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Share-based awards	—	324	—	306

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	490	—	(14,784)	(14,294)
Amounts reclassified from accumulated other comprehensive income (loss)	(274)	(292)	—	(566)
Other comprehensive income (loss)	216	(292)	(14,784)	(14,860)
Accumulated other comprehensive income (loss) at September 30, 2023	$(1,357)	$13,928	$(10,732)	$1,839

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(2,057)	—	(31,536)	(33,593)
Amounts reclassified from accumulated other comprehensive income (loss)	18	14	—	32
Other comprehensive income (loss)	(2,039)	14	(31,536)	(33,561)
Accumulated other comprehensive income (loss) at September 30, 2022	$(2,387)	$5,630	$(16,826)	$(13,583)
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of September 30, 2023 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2023
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$1,484	$2	$(5)	$1,481	$—	$1,481
Commercial paper	43,206	—	—	43,206	—	43,206
Money market funds	71,764	—	—	71,764	71,764	—
U.S. government bonds	14,662	2	—	14,664	14,664	—
Total cash equivalents (2)	131,116	4	(5)	131,115	86,428	44,687
Short-term investments
Asset-backed securities	59,503	7	(151)	59,359	—	59,359
Certificate of deposits	23,351	—	—	23,351	23,351	—
Commercial paper	55,244	—	—	55,244	—	55,244
Corporate bonds	236,644	115	(1,117)	235,642	—	235,642
Foreign government bonds	1,301	—	—	1,301	—	1,301
U.S. government agency bonds	13,258	—	(39)	13,219	—	13,219
U.S. government bonds	46,076	1	(231)	45,846	45,846	—
Total short-term investments	435,377	123	(1,538)	433,962	69,197	364,765
Total	$566,493	$127	$(1,543)	$565,077	$155,625	$409,452

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
(2)For nine months ended September 30, 2023 and 2022, we sold cash equivalent investments for proceeds of $41.5 million and $27.1 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2023:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$399,939	$399,341
After 1 year through 5 years	105,567	104,896
Asset-backed securities	60,987	60,840
Total	$566,493	$565,077
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2023, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $5.0 million. As of December 31, 2022, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $4.4 million and $4.3 million, respectively.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2023, we sold receivables totaling $22.3 million and $149.8 million, respectively, net of discounts and fees. Discounts and fees were insignificant for the three months ended September 30, 2023, and $0.3 million for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, we sold receivables totaling $82.3 million and $247.8 million, net of discounts and fees of $0.2 million and $0.6 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Land	$211,485	$214,763
Buildings and improvements	1,830,185	1,817,135
Machinery and equipment	6,944,817	6,757,652
Finance lease assets	193,174	165,122
Furniture, fixtures and other equipment	22,547	23,240
Software and computer equipment	244,422	240,610
Construction in progress	451,855	152,809
Total property, plant and equipment	9,898,485	9,371,331
Accumulated depreciation and amortization	(6,577,018)	(6,235,717)
Total property, plant and equipment, net	$3,321,467	$3,135,614

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Depreciation expense	$157,610	$156,192	$471,967	$455,230

As of September 30, 2023 and December 31, 2022, we had $321.8 million and $79.6 million of costs, including capitalized interest of $5.5 million and $0.7 million, respectively, in construction in progress for the Vietnam Facility. In October 2023, we completed the initial phase of construction for our Vietnam Facility and will transfer approximately $240 million from construction in progress to buildings and improvements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Payroll and benefits	$107,993	$137,445
Deferred revenue and customer advances	81,835	81,459
Short-term finance lease liabilities	62,222	56,570
Income taxes payable	30,692	50,685
Accrued severance plan obligations	6,919	7,422
Accrued interest	2,368	10,878
Other accrued expenses	54,884	57,382
Total accrued expenses	$346,913	$401,841

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	September 30, 2023	December 31, 2022
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 1.85%, due April 2024 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	9,574	4,042
Term loan, fixed rate at 1.30%, due July 2023	—	29,744
Term loan, fixed rate at 1.35%, due December 2024	47,700	86,943
Term loan, fixed rate at 1.20%, due December 2025	32,838	49,878
Term loan, fixed rate at 1.23%, due December 2026	57,006	79,927
Term loan, fixed rate at 1.59%, due December 2027	89,342	119,738
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, due March 2024 (3)	45,000	46,000
Term loans, SOFR plus 0.75%, due June 2025 (3)	38,000	39,000
Term loans, SOFR plus 0.75%, due 2025 (3)	58,000	59,500
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (4)	—	—
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (5)	—	—
	1,102,460	1,239,772
Less: Unamortized discount and deferred debt costs, net	(5,343)	(7,438)
Less: Short-term borrowings and current portion of long-term debt	(149,890)	(143,813)
Long-term debt	$947,227	$1,088,521
(1)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. As of September 30, 2023, ₩80.0 billion, or approximately $59 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2023 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.18% to 0.20% (weighted average of 0.25% as of September 30, 2023). As of September 30, 2023, $4.5 million was available to be drawn.
(3)In June 2023, Amkor Assembly & Test Co. Ltd. amended all term loans to replace London Interbank Offered Rate (“LIBOR”) with a Secured Overnight Financing Rate (“SOFR”) plus 0.75% annual base rate (weighted average of 6.05% as of September 30, 2023). This contractual amendment is treated as a modification with no recognized gain or loss.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)In March 2022, Amkor Technology Taiwan Ltd. (“ATT”) amended an existing revolving credit facility to reduce availability from $36.0 million to $15.0 million. As of September 30, 2023, $15.0 million was available for future borrowings under such credit facility.
(5)In March 2022, Amkor Technology Singapore Holdings Pte. Ltd. (“ATSH”) entered into a $600.0 million senior revolving credit facility (the “2022 Singapore Revolver”), which is guaranteed by Amkor Technology, Inc., ATT and Amkor Advanced Technology, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of September 30, 2023, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of September 30, 2023, the collateralized debt balance was $568.0 million, of which $336.0 million of assets were pledged as collateral.
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
We were in compliance with all debt covenants at September 30, 2023.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Service cost	$3,641	$4,760	$11,166	$15,266
Interest cost	1,552	1,131	4,713	3,593
Expected return on plan assets	(1,276)	(1,339)	(3,865)	(4,260)
Recognized actuarial (gain) loss	(101)	13	(304)	39
Net periodic pension cost	$3,816	$4,565	$11,710	$14,638
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Defined contribution expense	$5,893	$4,893	$20,942	$18,395

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
As of September 30, 2023 and December 31, 2022, our foreign exchange forward contracts consisted of the following:

	September 30, 2023			December 31, 2022
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$174,394	$(628)	Accrued expenses	$330,179	$6,284	Other current assets
Korean won	92,186	201	Other current assets	65,927	333	Other current assets
Philippine peso	7,881	(4)	Accrued expenses	3,085	(6)	Accrued expenses
Singapore dollar	15,434	29	Other current assets	—	—	N/A
Taiwan dollar	22,819	38	Other current assets	28,763	(57)	Accrued expenses
Total forward contracts	$312,714	$(364)		$427,954	$6,554
For the three and nine months ended September 30, 2023, the derivatives resulted in a net loss of $13.8 million and $52.2 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities. For the three and nine months ended September 30, 2022, the derivatives resulted in a net loss of $29.1 million and $94.2 million, respectively, which were offset by the foreign currency gains associated with the underlying net liabilities.

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
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$516,485	$521,653	$523,016	$521,114
Revolving credit facilities and term loans (Level 2)	552,879	575,464	686,728	711,220
Total debt	$1,069,364	$1,097,117	$1,209,744	$1,232,334
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
Lease Commitments
As of September 30, 2023 we have entered into additional lease agreements that have not yet commenced of approximately $11 million.

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

Our broad geographic footprint, including our manufacturing presence in Portugal and our headquarters in the United States, are key differentiators for us and position us to continue to support global supply chains and to participate in initiatives to regionalize supply chains. We are preparing to deliver advanced system-in-package (“SiP”) modules and other advanced packages from our Vietnam Facility, which we believe will provide customers with a cost-competitive high-volume manufacturing location that offers additional supply chain diversification.

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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of September 30, 2023, we had cash and cash equivalents and short-term investments of $735.7 million and $439.0 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q. We expect macroeconomic conditions to be challenging in the remainder of the second half of 2023. To prepare for future growth, we will continue to make prudent investments, including investments in the Vietnam Facility, and we will closely manage other capacity expansion and control costs in response to changes in market conditions.
Financial Summary
Our net sales decreased $261.9 million, or 12.6%, to $1,821.8 million for the three months ended September 30, 2023 compared to $2,083.7 million for the three months ended September 30, 2022. The decrease was primarily due to lower sales in our consumer and computing end markets, partially offset by growth in our communications end market.
Gross margin for the three months ended September 30, 2023 decreased to 15.5% compared to 20.2% for the three months ended September 30, 2022. The decrease in gross margin was primarily due to an increase in the mix of products sold with higher material content, the decrease in net sales and resulting lower factory utilization.
Operating income margin decreased 620 basis points to 9.1% for the three months ended September 30, 2023 from 15.3% for the three months ended September 30, 2022. The decrease in our operating income margin was due to the decrease in our gross margin discussed above along with an increase in research and development expenses, primarily due to additional equipment and overhead costs to support development projects in advanced packaging technologies, partially offset by projects that moved into production. Operating income margin was also impacted by an increase in selling, general and administrative expenses, primarily due to increased bad debt expense and software maintenance costs, partially offset by a reduction in employee compensation costs.
Our capital expenditures totaled $511.7 million for the nine months ended September 30, 2023 compared to $575.5 million for the nine months ended September 30, 2022. Our spending was primarily focused on investments in advanced packaging and test equipment and the Vietnam Facility.
Net cash provided by operating activities was $696.2 million for the nine months ended September 30, 2023 compared to $545.8 million for the nine months ended September 30, 2022. This increase was primarily due to changes in working capital, offset by lower net sales and operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	56.8%	53.3%	54.6%	50.1%
Labor	8.8%	8.6%	10.2%	10.4%
Other manufacturing costs	18.9%	17.9%	21.2%	20.3%
Gross margin	15.5%	20.2%	14.0%	19.2%
Operating income	9.1%	15.3%	6.6%	13.0%
Net income attributable to Amkor	7.3%	14.7%	5.1%	11.6%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	(In thousands, except percentages)
Net sales	$1,821,793	$2,083,691	$(261,898)	(12.6)%	$4,751,254	$5,185,375	$(434,121)	(8.4)%
The decrease in net sales for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to lower sales in our consumer and computing end markets, partially offset by growth in our communications end market. The consumer end market decreased 46% and 40% for the three and nine months ended September 30, 2023 compared to 2022. The computing end market decreased 19% and 11% for the three and nine months ended September 30, 2023 compared to 2022. These end markets were impacted by the cyclical correction of the semiconductor market, product lifecycle changeovers and weaker demand. Despite this cyclical correction, communications, our largest end market, grew 3% for three and nine months ended September 30, 2023 compared to 2022, due to market share gains and the increase in silicon content within premium tier smartphones.
Gross Profit and Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands, except percentages)
Gross profit	$282,753	$421,228	$(138,475)	$664,044	$995,713	$(331,669)
Gross margin	15.5%	20.2%	(4.7)%	14.0%	19.2%	(5.2)%
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
Gross profit and gross margin decreased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to an increase in the mix of products sold with higher material content, the decrease in net sales and resulting lower factory utilization.
Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	(In thousands, except percentages)
Selling, general and administrative	$73,020	$67,947	$5,073	7.5%	$216,551	$213,774	$2,777	1.3%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to increased bad debt expense and software maintenance costs, partially offset by a reduction in employee compensation costs.
Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	(In thousands, except percentages)
Research and development	$43,135	$33,994	$9,141	26.9%	$135,870	$109,835	$26,035	23.7%
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
Research and development expenses increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to additional equipment and overhead costs to support development projects in advanced packaging technologies, partially offset by projects that moved into production.
Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	(In thousands, except percentages)
Interest expense	$13,001	$14,879	$(1,878)	(12.6)%	$43,522	$43,620	$(98)	(0.2)%
Interest income	(12,137)	(4,034)	(8,103)	>100%	(34,589)	(6,578)	(28,011)	>100%
Foreign currency loss (gain), net	5,659	(1,013)	6,672	>(100)%	12,471	(11,568)	24,039	>(100)%
Loss on debt retirement	—	—	—	—%	—	464	(464)	(100.0)%
Other	(2,299)	(645)	(1,654)	>100%	(2,094)	(1,147)	(947)	82.6%
Total other expense, net	$4,224	$9,187	$(4,963)	(54.0)%	$19,310	$24,791	$(5,481)	(22.1)%
Interest expense decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in capitalized interest for the Vietnam Facility, partially offset by higher interest rates in 2023 and additional borrowings during 2022.
Interest income increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to higher interest rates on our cash and cash equivalents and available-for-sale debt investment balances.
The changes in foreign currency loss (gain), net for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were primarily due to the strengthening of the U.S. dollar in the prior year compared to the foreign currencies of our subsidiaries, mainly the Japanese yen, and the associated impact on our net monetary exposure. In addition, the current year loss includes higher costs associated with our derivative instruments, which are used to reduce our exposure to foreign currency gains and losses.
Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Income tax expense	$28,923	$3,643	$25,280	$49,194	$44,159	$5,035
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The prior year income tax expense was reduced by a $16.2 million income tax benefit from the recognition of deferred tax assets we expect to utilize in future years and foreign currency exchange rate movements.
During the nine months ended September 30, 2023 and 2022, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of September 30, 2023, we had cash and cash equivalents and short-term investments of $1,174.7 million. Included in our cash and short-term investments balances as of September 30, 2023 is $1,032.0 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of September 30, 2023, our net liability associated with unrecognized tax benefits is $26.5 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the nine months ended September 30, 2023 and 2022, we sold accounts receivable totaling $149.8 million and $247.8 million, net of discounts and fees of $0.3 million and $0.6 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of September 30, 2023, we had availability of $600.0 million. As of September 30, 2023, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $63.8 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of September 30, 2023, we had debt of $1,097.1 million, with $149.9 million payable within 12 months. As of September 30, 2023, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2023 for variable rate debt, were $173.9 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $49.4 million. We were in compliance with all debt covenants as of September 30, 2023, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of September 30, 2023, the severance liability was $51.8 million, with $6.9 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of September 30, 2023, we had foreign pension plan obligations of $43.4 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2022 Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of September 30, 2023, our total remaining operating lease obligations and finance lease obligations were $118.3 million and $109.9 million, respectively, with $47.0 million and $66.1 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of September 30, 2023, the purchase obligations were $360.4 million, with $339.0 million payable within 12 months.
Capital Returns
During the nine months ended September 30, 2023, we paid total quarterly cash dividends of $55.3 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
In August 2023, our Board of Directors terminated our stock repurchase program taking into consideration, among other things, our practice of paying quarterly cash dividends. We had not purchased any stock under the stock repurchase program since 2012.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment and the Vietnam Facility. During the nine months ended September 30, 2023, our capital expenditures totaled $511.7 million.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2023 and 2022, was as follows:

	For the Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating activities	$696,187	$545,764
Investing activities	(696,897)	(723,216)
Financing activities	(204,410)	6,741
Operating activities:   Our cash flow provided by operating activities for the nine months ended September 30, 2023 increased by $150.4 million compared to the nine months ended September 30, 2022, primarily due to changes in working capital, offset by lower net sales and operating profits.
Investing activities:   Our cash flow used in investing activities for the nine months ended September 30, 2023 decreased by $26.3 million compared to the nine months ended September 30, 2022, primarily due to decreased payments related to property, plant and equipment and decreased net payments for foreign exchange forward contracts, offset by higher net payments for short-term investments. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:   The net cash used in financing activities for the nine months ended September 30, 2023 was primarily due to net debt repayments, the payments of our quarterly dividend and finance lease obligations. The net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to net debt borrowings, offset by the payments of our quarterly dividend.
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

	For the Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$696,187	$545,764
Payments for property, plant and equipment	(511,654)	(575,502)
Proceeds from sale of and grants for property, plant and equipment	6,168	2,691
Free cash flow	$190,701	$(27,047)

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2023 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2023 would have been approximately $14 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2023, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the nine months ended September 30, 2023, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2023 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2023 would have been approximately $108 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $14.8 million and $31.5 million for the nine months ended September 30, 2023 and 2022, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2023:

	2023 - Remaining	2024	2025	2026	2027	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$22,829	$91,317	$103,157	$88,562	$596,021	$50,000	$951,886	$919,957
Average interest rate	1.4%	1.4%	1.7%	1.8%	6.1%	2.1%	4.4%
Variable rate debt	$7,260	$52,814	$90,500	$—	$—	$—	$150,574	$149,407
Average interest rate	2.2%	5.5%	6.1%	—%	—%	—%	5.7%
Total debt maturities	$30,089	$144,131	$193,657	$88,562	$596,021	$50,000	$1,102,460	$1,069,364
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2023, we completed the initial phase of construction for our Vietnam Facility. There can be no assurance, however, that high-volume manufacturing will begin on schedule or that the actual scope, costs or benefits of the project will be consistent with our current expectations.

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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $51.8 million as of September 30, 2023. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of September 30, 2023, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.0 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.6 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of September 30, 2023, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2023, our total debt balance was $1,097.1 million, of which $149.9 million was classified as a current liability and $568.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.

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
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan, and a new factory in Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war or armed conflict (such as ongoing conflicts in Ukraine and Israel); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	—	$—	—	$91,586,032
August 1 - August 31	618	25.38	—	—
September 1 - September 30	—	—	—	—
Total	618	$25.38	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.
(b)On August 30, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. On February 1, 2012, we announced that our Board of Directors had authorized an additional $150.0 million for the repurchase of our common stock under the Stock Repurchase Program, resulting in a total repurchase authorization under the Stock Repurchase Program of $300.0 million. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended September 30, 2023. In August 2023, our Board of Directors terminated the Stock Repurchase Program. No amounts were outstanding under this Stock Repurchase Program as of August 2023 and thereafter.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: November 1, 2023