Form 10-K
period 2023-12-31
AMKOR TECHNOLOGY, INC.
filed 2024-02-16
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
Commission File Number 000-29472
Amkor Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-1722724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on that date, was approximately $3,067 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2024, was as follows: 245,892,019 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

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

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2024, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of health conditions or pandemics, such as the Covid-19 pandemic, on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for and benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (22) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (23) the impact of rising interest rates on our investment portfolio and (24) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A and other sections of this Form 10-K and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K except as may be required by applicable law.

PART I

Item 1.Business
OVERVIEW
Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor was a pioneer in the outsourcing of semiconductor packaging and test services, and over the years we have built a leading position by:
•Designing and developing innovative packaging and test technologies focused on advanced packaging solutions in high growth markets, including artificial intelligence;
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
•Providing a geographically diverse operating base with manufacturing facilities in multiple countries across Asia and in Europe; and
•Developing a competitive cost structure through disciplined capital investment.
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
INDUSTRY BACKGROUND
Semiconductor devices are essential building blocks used in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:
•Adoption of artificial intelligence applications within data centers and edge devices such as smartphones, autonomous vehicles and consumer and industrial devices.
•Growing demand for mobile and connected devices, including the worldwide adoption of smartphones, tablets and other Internet-of-Things (“IoT”) devices that can access the internet and provide multimedia capabilities.

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
As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. With the exception of 2020, when the Covid-19 pandemic caused worldwide gross domestic product levels to decline during a period of strong growth in the semiconductor industry, there has generally been a strong correlation between worldwide gross domestic product levels, consumer spending and semiconductor industry cycles. We believe that the general semiconductor market is currently going through a cyclical correction. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any correction, economic slowdown, recession or subsequent economic recovery.
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
STRATEGY AND COMPETITIVE STRENGTHS
Strategy
Amkor is a leader in advanced packaging technology in the outsourced assembly and test market. Growth in the semiconductor industry is being driven primarily by advanced packaging within the industry secular growth markets of 5G, automotive, high-performance computing (“HPC”) and IoT. We believe Amkor is well positioned in each of these end markets.
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
•Increasing semiconductor content in automobiles is driving increased demand for advanced packaging to enable the proliferation of safety features such as advanced driver assistance systems (“ADAS”) and radar and digital cockpit features such as infotainment displays and telematics. Increasing battery voltage, higher voltage power converters, onboard chargers, automotive inverter components and microcontrollers also require innovative power packaging solutions.
•Increased data traffic requiring higher networking speed and storage, as well as computing power increases in HPC, artificial intelligence, data centers, cloud computing, PCs and laptops, are driving demand for more semiconductors and advanced packaging in the computing end market.
•The IoT wearables within our consumer end market are evolving in multiple applications, such as hearables, watches, health trackers and augmented reality and virtual reality devices. Integration of multiple functions into small form factors, such as processors, sensors and connectivity devices, depends on innovation in advanced packaging.
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
With approximately 950 employees, as of December 31, 2023, engaged in research and development for new semiconductor packaging and test technologies, we are a technology leader in areas such as 2.5D, advanced flip chip, fine pitch bumping, wafer-level processing, advanced SiPs and power modules.
We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices. These include integrated technologies such as advanced SiP, wafer-level fan-out (“WLFO”), Silicon Wafer Integrated Fan-out Technology (“SWIFT”), High Density Fan-Out (“HDFO”) and redistribution layer (“RDL”) solutions which enable very thin, very small products that combine application processors, memory, baseband and other peripheral integrated circuits (“ICs”). Our advanced packages may utilize Through Silicon Via (“TSV”) interconnects and silicon interposers, which enable the integration of high-performance chips such as high bandwidth memory and graphics processors into a single package, such as 2.5D. In addition, we co-develop with customers high power modules incorporating gallium nitride (“GaN”) and silicon carbide (“SiC”) based devices. Our approach is to work with lead customers to develop processes that will enable volume manufacturing with high yields and reliability.
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
Selectively Grow Our Scale and Scope through Strategic Investments
From time to time, we identify attractive opportunities to strengthen our leadership position and market share through expansion of our operations, joint ventures, acquisitions and other strategic investments. For example, in 2023, we completed construction of the Vietnam Facility, where we will manufacture advanced SiP modules and other packaging solutions. We believe that the Vietnam facility will provide customers with a cost-competitive high-volume manufacturing location that offers supply chain diversification. In addition, our broad geographic footprint, including our manufacturing presence in Portugal and our headquarters in the United States, are key differentiators for us and position us to participate in initiatives to regionalize supply chains. We are making preparations to participate in developing the U.S. semiconductor supply chain and are planning to build an advanced packaging and test facility in Arizona. We believe that selective growth through these strategic actions can further strengthen customer relationships, help to maintain and enhance our technological leadership, diversify our revenue streams and improve our profits.
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
Advanced Packaging Technology Leadership
We are a leader in developing and deploying advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies such as Double-Sided, Molded Ball Grid Array

(“DSMBGA”) SiP and 2.5D. 2.5D technology utilizes high density silicon interposers to enable the integration of high-performance chips, such as high bandwidth memory and graphics processors, into a single package. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of integration, speed and performance, packages will increasingly require wafer-level Chip Scale Packaging (“CSP”), WLFO, SWIFT and flip chip interconnect solutions, advanced SiP products and medium and higher power density packages and modules.
We are committed to advancing our key processes and packages, as well as developing innovative test solutions, required for our customers to deliver advanced integrated and modular solutions to their respective markets. We are also committed to environmental responsibility by creating more sustainable IC packaging. This involves minimizing the use of harmful materials like lead and optimizing energy and water usage.
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
Geographically Diversified Manufacturing Base
We have a broad and geographically diverse manufacturing footprint strategically located in eight of the world’s important electronics manufacturing regions. We believe that our scale and scope allow us to provide a flexible supply chain and cost-effective solutions to our customers by:
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

	For the Year Ended December 31,
	2023		2022		2021
	(In millions, except percentage of net sales)
Advanced Products	$5,033	77.4%	$5,368	75.7%	$4,409	71.8%
Mainstream Products	1,470	22.6%	1,724	24.3%	1,729	28.2%
Total net sales	$6,503	100.0%	$7,092	100.0%	$6,138	100.0%
Advanced Products
Our Advanced Products include flip chip chip scale packages (“FC CSP”), wafer-level packages and flip chip ball grid array (“FCBGA”) packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.
FC CSP Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself. FC CSP can be a single die or multi die format. The size advantage provided by CSP technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors, such as smartphones, tablets and other mobile consumer electronic devices.
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
•SWIFT, also known as high-density fan-out, can either replace the laminate substrate with a thinner structure or reduce the complexity of the substrate by housing the dense interconnects in the SWIFT structure, allowing for a less expensive substrate that provides a high level of performance with a balanced cost structure. SWIFT solutions enable high performance in a compact form factor that combines tiled processors, memory, I/O (input/output) die and other peripheral ICs.
Mainstream Products
Our Mainstream Products use wirebond interconnect technology to connect a die to a leadframe or substrate package carrier and include leadframe packages, substrate-based wirebond packages and micro-electro-mechanical systems (“MEMS”) packages.
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
Power discrete devices use a leadframe as the package carrier and primarily use wirebond interconnect technology. However, power applications that require improved thermal and electrical performance will use packaging with copper clip interconnect technology that creates multi die power modules with wafers from silicon carbide and other wide band gap materials.
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
In 2023, 2022 and 2021, we had net sales of approximately $2,955 million, $2,930 million and $2,280 million, respectively, from our advanced SiP modules, which are mostly included in Advanced Products, depending upon the interconnect technology used in the module.
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
End Markets
The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market:

	2023	2022	2021
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smartphones, tablets)	50%	44%	41%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	21%	20%	21%
Computing (data center, infrastructure, PC/laptop, storage)	16%	16%	16%
Consumer (AR & gaming, connected home, home electronics, wearables)	13%	20%	22%
Total net sales	100%	100%	100%
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
One of our priorities is developing highly integrated SiP modules, such as DSMBGA packages, to reduce material and processing costs and minimize form factor for wearables and mobile devices. Another important focus area is the development of wafer-level and panel-level packages for chips in 2D and 3D system implementations. These wafer-level chip-scale packages and WLFO packages are increasingly the preferred package type for many applications in IoT and mobile devices, including processors, power management integrated circuits (“PMICs”), display drivers and antenna package products. Our development of Panel Level Fan Out (“PLFO”) technology will permit higher economies of scale for fan-out package devices manufactured on a panel versus wafer basis. We are also developing new applications for the automotive market using existing and new package technologies as higher performance computing, energy efficiency, power distribution and sensor content are used to support new automotive features including ADAS, infotainment, optical sensors and electric vehicles. In addition, we are developing high power modules involving SiC-based devices.
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
Our research and development employees are based in Korea, Portugal, the United States and other locations in Asia. At December 31, 2023, we had approximately 950 employees engaged in research and development activities. In 2023, 2022 and 2021, we incurred $177.5 million, $149.4 million and $166.0 million, respectively, of research and development expense.

SALES AND MARKETING
Our sales offices are located throughout Asia, Europe and the United States. Our support personnel manage and promote our packaging and test services and provide key customer and technical support. To provide comprehensive sales and customer service, we typically assign our customers a direct support team consisting of an account manager, technical program manager, test program manager and both field and factory customer support representatives. We also support our largest multinational customers from multiple office locations to ensure that we are aligned with their global operational and business requirements.
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
CUSTOMERS
Our customers include many of the largest semiconductor companies in the world. Our ten largest customers accounted for 69% of our net sales in 2023. Direct sales to Apple Inc. accounted for 27.7% of our net sales for the year ended December 31, 2023.
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
We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our IDM customers continually evaluate the attractiveness of outsourced services against their own in-house packaging and test services and at times may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity. We also compete with contract foundries, such as Taiwan Semiconductor Manufacturing Company Limited, which offer full turnkey services from silicon wafer fabrication through packaging and final test. In addition, we compete with companies that offer test-only services.
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
INTELLECTUAL PROPERTY
We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and other countries, and their durations vary depending on the jurisdiction in which each patent is filed. Although our patents are an important element of our intellectual property strategy, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot provide assurances that we will receive patents from pending or future applications. In addition, any patents we obtain could be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. Nonetheless, we believe that our patents afford an important means of protection for our technologies. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks and may promote our particular brands through advertising and other marketing techniques.
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
As of December 31, 2023, Amkor employed 28,700 employees, of whom approximately 96%, 3% and 1% resided in the Asia-Pacific region, Europe and the United States, respectively. Our global workforce spans 12 countries, reflecting various cultures, backgrounds, ages, genders and ethnicities. Of our global employee base, 91% are employed in manufacturing roles. Our employees in France, Germany, the Philippines, Singapore, Taiwan, Vietnam and the United States are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia and Portugal are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories.
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
Risks Related to Our Business, Operations and Industry
•competition with established competitors in the packaging and test business, the internal capabilities of IDMs, and new competitors, including foundries;
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
•a downturn or lower sales to customers in the automotive industry;
•dependence on key customers or concentration of customers in certain end markets, such as mobile communications and automotive;
•difficulty funding our liquidity needs; and
•challenges with integrating diverse operations.
Risks Related to Our International Sales and Operations
•dependence on international factories and operations, and risks relating to trade restrictions and regional conflict; and
•significant severance plan obligations associated with our manufacturing operations in Korea.
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
•our ability to develop new proprietary technology, protect our proprietary technology, operate without infringing the proprietary rights of others, and implement new technologies; and
•our continuing development and implementation of changes to, and maintenance and security of, our information technology systems.
Risks Related to Our Indebtedness
•restrictive covenants in the indentures and agreements governing our current and future indebtedness;
•our substantial indebtedness; and
•fluctuations in interest rates and changes in credit risk.

Risks Related to Our Common Stock
•the ability of certain of our stockholders to effectively determine or substantially influence the outcome of matters requiring stockholder approval; and

•the possibility that we may decrease or suspend our quarterly dividend.
Risks Related to Human Capital and Management
•difficulty attracting, retaining or replacing qualified personnel.
Risks Related to Regulatory, Legal and Tax Challenges
•warranty claims, product return and liability risks, and the risk of negative publicity if our products fail, as well as the risk of litigation incident to our business;
•maintaining an effective system of internal controls;
•any changes in tax laws, taxing authorities not agreeing with our interpretation of applicable tax laws, including whether we continue to qualify for conditional reduced tax rates, or any requirements to establish or adjust valuation allowances on deferred tax assets; and
•environmental, health and safety liabilities and expenditures.
General Risk Factors
•health conditions or pandemics, such as the Covid-19 pandemic, impacting labor availability and operating capacity, capital availability, the supply chain and consumer demand for our customers’ products and services; and
•natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
Risks Related to Our Business, Operations and Industry
Our packaging and test services are used in volatile industries, and industry downturns, and declines in global economic and financial conditions could harm our performance.
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
It is difficult to predict the timing, strength or duration of any economic disruption caused by epidemics or pandemics or which end markets will experience a slowdown or subsequent economic recovery which, in turn, makes it more challenging for us to forecast our operating results, make business decisions and identify risks that may materially affect our business, sources and uses of cash, financial condition and results of operations. Additionally, if industry conditions deteriorate, we could suffer significant losses, as we have in the past, that could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.
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
In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices or are unable to increase our prices sufficiently to recover inflationary price increases in materials or supplies. Some of our customers are also dependent on a limited number of suppliers for certain materials and silicon wafers. Shortages or disruptions in our customers’ supply channels, including any disruptions arising out of the conflicts in Ukraine and Israel or other future conflicts, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment or supply chain disruptions and economic turbulence may cause lead times to extend beyond those normally required by equipment vendors. In periods of increased demand and reduced availability, equipment suppliers may delay orders or only partially satisfy our equipment orders in the normal time frame. The unavailability of equipment or failures to deliver equipment on a timely basis could delay or impair our ability to meet customer orders. If we are unable to meet customer orders, we could lose potential and existing customers. Generally, we acquire our equipment on a purchase order basis and do not enter into long-term equipment agreements. As a result, depending on market conditions, we could experience adverse changes in pricing, currency risk and potential shortages in equipment, any of which could have a material adverse effect on our results of operations.
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
•political instability, conflicts (such as the ongoing conflict in Ukraine and Israel) and government shutdowns, civil disturbances and international events;
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
On October 7, 2022 and October 17, 2023, the U.S. Bureau of Industry and Security announced export control regulations applicable to Chinese acquisition of U.S. semiconductor technology (collectively, the “BIS Regulations”). The above factors, in addition to the BIS Regulations and other similarly restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
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
Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. Generally, our customers do not commit to purchase any significant amount of packaging or test services or provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, we sometimes experience double booking by customers, and our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons, including industry-wide, customer-specific and Amkor-specific reasons. This makes it difficult for us to forecast our capacity utilization and net sales in future periods. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future sales, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to adjust costs in a timely manner, our margins, operating results, financial condition and cash flows could be materially and adversely affected.
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
Semiconductor packaging and test services are complex processes that require significant technological and process expertise, and in line with industry practice, customers usually require us to pass a lengthy and rigorous qualification process that may take several months. Once qualified and in production, defective packages primarily result from one or more of the following:
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
A significant portion of our revenue is derived from customers in the automotive industry. A downturn or lower sales to customers in the automotive industry could materially affect our business and results of operations.
A significant portion of our sales are to customers within the automotive industry. The automotive industry is cyclical, and, as a result, our customers in the automotive end-market are sensitive to changes in general economic conditions, inflationary pressure, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. The automotive industry is also subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which result in significant operational challenges, risk to our results of operations, and increased costs of our investments in serving customers in the automotive end-market. Additionally, the quantity and price of our products sold to customers in the automotive end-market could decline despite continued growth in such end-market. Lower sales to customers in the automotive end-market may have a material adverse effect on our business and results of operations.
The loss of certain customers or reduced orders or pricing from existing customers may have a material adverse effect on our operations and financial results.
We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers accounted for, in the aggregate, 69% of our net sales for the year ended December 31, 2023. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
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
Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, and the amount of our capital expenditures for 2024 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, the performance of our business, economic and market conditions, advances in technology, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.
The health of the worldwide banking system and capital markets also affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the United States, foreign or international banking system and capital markets (including as a result of rising interest rates, economic downturns or other developments), they may refuse or be unable to fund borrowings under their credit commitments to us. The U.S. Federal Reserve has raised interest rates several times during 2022 and 2023. Volatility in the banking system and capital markets, as well as any further increase in interest rates or adverse economic, political, public health or other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.
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

Risks Related to Our International Sales and Operations
Our factories and operations, and those of our customers and vendors, are located in various foreign jurisdictions, which exposes us to risks arising from international trade restrictions and regional conflict.
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan and are preparing to offer packaging and test services from the Vietnam Facility. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the United States.  The following are some of the risks we face in doing business internationally:
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
•political and social conditions, and the potential for civil unrest, terrorism or other hostilities (such as the ongoing conflicts in Ukraine and Israel);
•disruptions or delays in shipments caused by customs brokers or government agencies;
•difficulties in attracting and retaining qualified personnel and managing foreign operations, including foreign labor disruptions;
•difficulty in enforcing contractual rights and protecting our intellectual property rights;
•potentially adverse tax consequences resulting from tax laws in the United States and in other jurisdictions; and
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and regulations.
Many of these factors and risks are present and may be heightened within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. Additionally, the BIS Regulations place limitations on the ability of companies to export certain advanced computing semiconductor chips, as well as chipmaking equipment, by requiring companies to obtain licenses to export such products and equipment into China or other designated countries. These expanded export restrictions limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. Certain of the Company’s competitors may be exempt from the BIS Regulations by virtue of being non-U.S. manufacturers. To the extent required, Amkor would evaluate pursuing export licenses and authorizations, but there can be no assurances that Amkor would obtain such licenses or authorizations on a timely or cost-effective basis or at all, or that our customers will not reroute business that would have otherwise been given to Amkor to one or more of our competitors as a result of the BIS Regulations, particularly if our competitors have, or are not required to have, required licenses or authorizations that we have not obtained. It is also possible that government agencies in China or in other countries may adopt retaliatory export control rules in response to the BIS Regulations, which could further impact our business, liquidity, results of operations, financial condition and cash flows. These restrictions have created, and these and similar restrictions may continue to create, uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect material adverse impacts on our revenues and results of operations in China and elsewhere. In addition, our success in the Chinese markets may be adversely affected by China’s evolving policies, laws and regulations, including those relating to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation and the promotion of a domestic semiconductor industry and intellectual property rights and enforcement and protection of those rights.
We also have significant facilities and other investments in Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and tension within and among other countries in the region.
The Covid-19 pandemic impacted our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. National, regional, and local governments have implemented, and may implement in the future, public health measures to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and financial condition. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $47.8 million as of December 31, 2023. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
Our business will suffer if we are not able to develop new proprietary technology, protect our proprietary technology and operate without infringing the proprietary rights of others.
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
Although we seek patent protection for some of our technology under U.S. and foreign patent laws, the process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain may be challenged, invalidated or circumvented and will eventually expire. As a result, such patents may not offer us meaningful protection or provide the commercial advantage for which they were designed.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, ransomware attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information and/or disruptions to our operations. While we have not experienced a material information security breach, we cannot be sure that such a breach will not occur in the future. The IT systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we continue to further integrate our Japan operations’ information technology systems into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
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
Risks Related to Our Indebtedness
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2023, our total debt balance was $1,203.5 million, of which $131.6 million was classified as a current liability and $679.7 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
Risks Related to Our Common Stock
James J. Kim and members of his family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of December 31, 2023, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.0 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.6 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of December 31, 2023, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
Since October 2020, we have declared a regular quarterly cash dividend on our outstanding common stock. However, the payment, amount and timing of future cash dividends are subject to the final determination each quarter by our Board of Directors or a committee thereof that there are sufficient funds available to lawfully pay a dividend, that the dividend is compliant with the applicable restrictions in our debt agreements and that the payment of the dividend remains in our and our stockholders’ best interests. The determination will be based on our results of operations, financial condition, cash requirements, debt restrictions and other factors. Given these considerations, we may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend the payment of dividends in the future. Any decrease or suspension of dividend payments could cause our stock price to decline.

Risks Related to Human Capital and Management
We face risks trying to attract, retain or replace qualified employees to support our operations.
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
Risks Related to Regulatory, Legal and Tax Challenges
We may face warranty claims, product return and liability risks, economic damage claims and negative publicity if our packages fail.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries have already started to implement laws based on the Pillar Two Model Rules to be effective in 2024. There can be no assurance that our effective tax rate, tax payments or conditional reduced tax rates will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two Model Rules. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead within the interconnect terminals typically referred to as leads, pins or balls. The European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of GHGs or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and we could be subject to revocation of permits, which may materially and adversely affect our ability to maintain or expand our operations. Additionally, if Amkor is unable to align its environmental, health and safety practices with shifting customer preferences, we could suffer reputational harm, which could have a material and adverse effect on our business, results of operations, liquidity and cash flows.
There has also been an increase in regulatory and public attention and industry and customer focus on the materials contained in semiconductor products, the environmental impact of semiconductor operations and the risk of chemical releases from such operations, climate change, sustainability and related environmental concerns. Increased regulation of and restriction on the use of hazardous substances may impact our supply chain due to decreased availability, necessitate changes in our packaging processes, require us to seek substitutes that may not be readily available in the marketplace or eliminate the use of such hazardous substances although there may not be a technically feasible alternative. This increased focus on sustainability and the environmental impact of semiconductor operations and products has caused industry groups and customers to impose additional requirements on us and our suppliers, sometimes exceeding regulatory standards. These industry and customer requirements include increased tracking and reporting of GHG emissions, reductions in waste and wastewater from operations, additional reporting on the materials and components used in the products for which we perform our services, and the use of renewable energy sources in our factory operations. In addition, recent and ongoing changes to climate change regulation could increase our compliance costs, including as a result of carbon pricing impacts on electrical utilities as well as increased indirect costs resulting from our customers, suppliers, and other stakeholders incurring additional compliance costs that are passed on to us. We have started to incur compliance costs within our existing manufacturing infrastructure, and such costs may increase as we expand our manufacturing capacity. To comply with these additional requirements, we may need to procure additional, or increase the use of, renewable energy, procure additional equipment or make factory or process changes, which could result in increased operating costs.
General Risk Factors
The Covid-19 pandemic has impacted, and may impact in the future, the supply chain and consumer demand for our customers’ products and services, and such impact on the supply chain and consumer demand may ultimately have a material and adverse effect on our business, results of operations and financial condition.
The impacts of the Covid-19 pandemic varied by location, by industry and by end market. We, our suppliers and our customers were disrupted by worker illness and absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure and border closures or other travel or health-related restrictions. Restrictions on our workforce or access to our manufacturing facilities, or similar limitations for our suppliers, or restrictions or disruptions of transportation in order to contain the spread of Covid-19 caused disruptions to our supply chain in connection with the sourcing of equipment, supplies and other materials, and similar restrictions in the future could limit our capacity to meet customer demand and have a material adverse effect on our business, results of operations and financial condition. Restrictions may be implemented in response to the emergence of new variants or re-emergence of Covid-19, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. We also remain subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times, rising prices and supply chain disruptions.
The spread of Covid-19 caused us to modify our business practices (including corporate hygiene protocols at factories, restricting employee travel and employee work locations and cancelling physical participation in meetings, events and conferences) and, while the long-term impact of the Covid-19 pandemic remains uncertain, we have retained certain of those enhanced measures as part of our commitment to protect the health and safety of our employees. We may also take further actions in the future as may be required by government authorities or that we determine to be in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the future impact of Covid-19, and our ability to perform critical functions could be harmed.
Our business and financial condition has been adversely affected, and could be adversely affected in the future, by natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and the Vietnam Facility. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war or armed conflict (such as ongoing conflicts in Ukraine and Israel); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or only a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management and Strategy
Our cybersecurity measures are designed to help protect our information security systems from cybersecurity threats. Our Global Information Security Team is led by our Corporate Vice President and Chief Information Officer (“CIO”) and is composed of key functional leaders. Our Global Information Security Team assesses, identifies and manages cybersecurity risks to the Company, including by:

•Assessing, identifying and managing cybersecurity risks to our information systems: We assess, identify and manage cybersecurity risks to our information systems, including by: (i) establishing and maintaining a governance structure that includes policies, procedures and processes designed to manage cybersecurity threats and cybersecurity incidents; (ii) conducting ongoing risk assessments, including to identify and assess cybersecurity risks; (iii) developing and implementing an overall risk management strategy, which includes cybersecurity risks; (iv) overseeing, identifying and managing risks from cybersecurity threats associated with our use of third-party service providers and our supply chain; and (v) engaging external experts, including cybersecurity assessors, consultants and auditors to evaluate and test our cybersecurity measures and risk management processes; and
•Establishing a program to assess and help mitigate cybersecurity threats: We are committed to establishing a program to assess and help mitigate cybersecurity threats through: (i) conducting employee training on cybersecurity risks and best practices; (ii) implementing measures to classify and protect data; and (iii) taking steps to be aware of and address new cybersecurity threats, including through the receipt of threat information from third-parties that helps us proactively prevent and detect cybersecurity threats.
Impact of Cybersecurity Risks
We assess, on an ongoing basis, the potential impact of risks from cybersecurity threats on us and our business. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
Board Oversight of Cybersecurity Risks
Our Board of Directors, through the Audit Committee, provides strategic oversight regarding risks from cybersecurity threats through oversight of our overarching cybersecurity posture and risk management practices. The Audit Committee receives periodic updates from our CIO on the current status of our cybersecurity program and risks from cybersecurity threats, and our Board of Directors is apprised of significant cybersecurity matters.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Management is responsible for assessing and managing risks from cybersecurity threats. Specifically, our CIO, supported by our Global Information Security Team, is responsible for the overall management of our information security program, which includes assessing, identifying and managing cybersecurity risks and material risks from cybersecurity threats. The Company’s CIO was promoted to the position in January 2024 after serving as Senior Vice President – Enterprise Applications since July 2022. The CIO has more than 25 years of manufacturing experience, mostly in IT leadership roles in the semiconductor industry, and holds electrical and computer engineering degrees from the University of Missouri and an MBA from The Ohio State University.
Members of the Global Information Security Team possess expertise in various disciplines that are key to effectively managing our information security program. Team members represent relevant functions within the organization (e.g., Risk and Compliance, Security Operation Center & Network Engineering and Operational Technology). Each Global Information Security Team member has more than 15 years of experience working for large enterprises in the information technology and information security space. This includes, but is not limited to, expertise in data infrastructure, operations and information security and risk and compliance. In addition, our CIO and certain members of the Global Information Security Team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their participation in incident response protocols.

Item 2.Properties

The location and size of our manufacturing and research and development facilities are set forth in the table below. All facilities are owned unless otherwise specified. Generally, our facilities are collateral for indebtedness incurred by our subsidiary for the jurisdiction in which the facilities are located.

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,398,000	—	1,398,000
Japan	1,488,000	285,000	1,773,000
Korea	4,440,000	—	4,440,000
Malaysia (1)	386,000	—	386,000
Philippines (2)	765,000	557,000	1,322,000
Portugal	519,000	—	519,000
Taiwan (1)	1,100,000	16,000	1,116,000
Vietnam (1) (3)	1,181,000	—	1,181,000
Total all facilities	11,277,000	858,000	12,135,000
(1)Land is leased.
(2)As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.
(3)In October 2023, we completed construction for the first phase of the Vietnam Facility. High-volume manufacturing is expected to begin in the second half of 2024.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMKR.” There were approximately 79 holders of record of our common stock as of February 9, 2024.

DIVIDEND POLICY

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. Each quarter since the adoption of this dividend policy, the Company has declared and paid a quarterly dividend. In November 2023, our Board of Directors approved a quarterly dividend of $0.07875 per share, a 5% increase from the rate set in November 2022.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	2,949	29.40	—	—
Total	2,949	$29.40	—

(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with share-based compensation awards issued to employees.

PERFORMANCE GRAPH (1)
(1)The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock performance shown on the performance graph above is not necessarily indicative of future performance. We will not make or endorse any predictions as to Amkor’s future stock performance.

The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2018 through 2023:

	For the Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Amkor Technology, Inc.	$100.00	$198.17	$230.48	$381.57	$372.81	$523.13
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
PHLX Semiconductor	100.00	163.26	250.87	358.37	233.37	389.74

Item 6.<Reserved>

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes comparisons of certain 2023 financial information to the same information for 2022. For discussion of 2022 results in comparison with 2021 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 22, 2023.

Overview

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Our financial goal is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, providing our customers with a geographically diverse manufacturing footprint, growing within the industry secular growth markets of 5G, automotive, HPC and IoT, optimizing utilization of existing assets, and selectively growing our scale and scope through strategic investments.

We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Advanced packages, which account for a significant portion of mobile phone semiconductor value, are the preferred choice in the high-end smartphone market. The use of advanced packages in automotive applications is also growing, largely due to new, data-intensive applications which require increased pin count and performance. With the continuing trend towards cloud-based computing and the expanding use of artificial intelligence, innovative advanced packaging solutions are needed to achieve the increased performance and power consumption requirements for this market. In consumer devices, further miniaturization and increasing functionality within IoT devices also require advanced packaging. We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investments in advanced technology to meet the demand for these services in high growth markets.

Our broad geographic footprint, including our manufacturing presence in Portugal and our headquarters in the United States, are key differentiators for us and position us to continue to support global supply chains and to participate in initiatives to regionalize supply chains. We are preparing to deliver advanced SiP modules and other advanced packages from our Vietnam Facility beginning in the second half of 2024, which we believe will provide customers with a cost-competitive high-volume manufacturing location that offers additional supply chain diversification.

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

We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of December 31, 2023, we had cash and cash equivalents and short-term investments of $1,119.8 million and $474.9 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part 1, Item 1A of this Form 10-K. We expect macroeconomic conditions to be challenging in the first half of 2024. To prepare for future growth, we will continue to make prudent investments, and we will closely manage capacity expansion and control costs in response to changes in market conditions.
2023 Financial Summary

Our net sales decreased $588.5 million or 8.3% to $6,503.1 million in 2023 from $7,091.6 million in 2022. The decrease was primarily due to lower sales in our consumer and computing end markets, partially offset by growth in our communications end market.

Gross margin decreased to 14.5% in 2023 compared to 18.8% in 2022. The decrease in gross margin was primarily due to an increase in the mix of products sold with higher material content, the decrease in net sales and resulting lower factory utilization.

Operating income margin decreased 550 basis points to 7.2% in 2023 from 12.7% in 2022. The decrease in our operating income margin was due to the decrease in our gross margin discussed above along with an increase in research and development expenses, primarily due to additional equipment and overhead costs to support development projects in advanced packaging technologies, partially offset by projects that moved into production. Operating income margin was also impacted by an increase in selling, general and administrative expenses, primarily due to costs associated with the opening of the Vietnam Facility and increased bad debt expense, partially offset by a reduction in employee compensation costs.

In 2023, our capital expenditures totaled $749.5 million, or 11.5% of net sales, compared to $908.3 million, or 12.8% of net sales in 2022. Our spending was primarily focused on investments in advanced packaging and test equipment and the Vietnam Facility.

Net cash provided by operating activities was $1,270.0 million for the year ended December 31, 2023, compared to $1,098.8 million for the year ended December 31, 2022. This increase was primarily due to changes in working capital, offset by lower net sales and operating profits.

In November 2023, our Board of Directors approved a quarterly dividend of $0.07875 per share, a 5% increase from the rate set in November 2022. In 2023, we paid total quarterly cash dividends of $74.7 million.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Materials	55.1%	51.4%	46.1%
Labor	9.9%	10.0%	12.3%
Other manufacturing costs	20.5%	19.8%	21.6%
Gross margin	14.5%	18.8%	20.0%
Selling, general and administrative	4.5%	4.0%	4.8%
Research and development	2.7%	2.1%	2.7%
Operating income	7.2%	12.7%	12.4%
Net income attributable to Amkor	5.5%	10.8%	10.5%

Net Sales

				Change
	2023	2022	2021	2023 over 2022		2022 over 2021
	(In thousands, except percentages)
Net sales	$6,503,065	$7,091,585	$6,138,329	$(588,520)	(8.3)%	$953,256	15.5%

The $588.5 million decrease in net sales in 2023 compared to 2022 was primarily due to lower sales in our consumer and computing end markets, partially offset by growth in our communications end market. The consumer and computing end markets decreased 38% and 11%, respectively, in 2023 compared to 2022. These end markets were impacted by the cyclical correction of the semiconductor market, product lifecycle changeovers and weaker demand. Despite this cyclical correction, communications, our largest end market, grew 4% in 2023 compared to 2022, due to market share gains and the increase in silicon content within premium tier smartphones.

Gross Profit and Gross Margin

				Change
	2023	2022	2021	2023 over 2022	2022 over 2021
	(In thousands, except percentages)
Gross profit	$943,153	$1,329,987	$1,225,554	$(386,834)	$104,433
Gross margin	14.5%	18.8%	20.0%	(4.3)%	(1.2)%

Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending on product mix, utilization, foreign currency exchange rate movements and seasonality. We have expanded our business in advanced packaging which tends to have higher material costs than our other products. As we continue to increase production of these higher material cost products, there could be an impact on our profitability, depending on overall utilization.

Gross profit and gross margin decreased for 2023 compared to 2022 primarily due to an increase in the mix of products sold with higher material content, the decrease in net sales and resulting lower factory utilization.
Selling, General and Administrative

				Change
	2023	2022	2021	2023 over 2022		2022 over 2021
	(In thousands, except percentages)
Selling, general and administrative	$295,393	$283,372	$296,084	$12,021	4.2%	$(12,712)	(4.3)%

Selling, general and administrative expenses increased in 2023 compared to 2022. The increase was primarily due to costs associated with the opening of the Vietnam Facility and increased bad debt expense, partially offset by a reduction in employee compensation costs.

Research and Development

				Change
	2023	2022	2021	2023 over 2022		2022 over 2021
	(In thousands, except percentages)
Research and development	$177,473	$149,429	$166,037	$28,044	18.8%	$(16,608)	(10.0)%

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
Research and development expenses increased in 2023 compared to 2022 primarily due to additional equipment and overhead costs to support development projects in advanced packaging technologies, partially offset by projects that moved into production.
Other Income and Expense

				Change
	2023	2022	2021	2023 over 2022		2022 over 2021
	(In thousands, except percentages)
Interest expense	$59,000	$58,563	$51,508	$437	0.7%	$7,055	13.7%
Interest income	(48,458)	(12,762)	(1,065)	(35,696)	>100%	(11,697)	>100%
Foreign currency (gain) loss, net	18,361	(1,572)	723	19,933	>(100)%	(2,295)	>(100)%
Loss on debt retirement	—	464	—	(464)	(100.0)%	464	100%
Other	(2,457)	(4,439)	(2,799)	1,982	(44.6)%	(1,640)	58.6%
Total other expense, net	$26,446	$40,254	$48,367	$(13,808)	(34.3)%	$(8,113)	(16.8)%

Interest income increased in 2023 compared to 2022, primarily due to higher interest rates on our cash and cash equivalents and available-for-sale debt investment balances.

The changes in foreign currency (gain) loss, net for the 2023 compared to the 2022 were primarily due to the higher costs associated with our derivative instruments, which are used to reduce our exposure to foreign currency gains and losses.
Income Tax Expense

				Change
	2023	2022	2021	2023 over 2022	2022 over 2021
	(In thousands, except percentages)
Income tax expense	$81,710	$89,890	$69,459	$(8,180)	$20,431
Effective tax rate	18.4%	10.5%	9.7%

Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location.

The effective tax rate is below the U.S. statutory rate of 21% primarily due to lower tax rates applicable to our operations in some foreign jurisdictions where we earn income. The effective tax rate in 2022 includes a $17.8 million tax benefit from the recognition of deferred tax assets we expect to utilize in future years.

During 2023, 2022 and 2021, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. The conditional reduced tax rates granted to certain operations in the Philippines expired during 2021. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

As of December 31, 2023, we had cash and cash equivalents and short-term investments of $1,594.7 million. Included in our cash and short-term investments balances as of December 31, 2023, is $1,439.6 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes. For the year ended December 31, 2023, we estimate that repatriation of this foreign cash and short-term investments would generate withholding taxes and state income taxes of approximately $48 million.
As of December 31, 2023, our net liability associated with unrecognized tax benefits is $27.5 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and timing of ultimate settlement, if any, with the various taxing authorities.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the year ended December 31, 2023 and 2022, we sold accounts receivable totaling $253.9 million and $386.5 million, net of discounts and fees of $1.3 million and $1.1 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under our $600.0 million senior secured revolving credit facility (“2022 Singapore Revolver”) is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of December 31, 2023, we had availability of $600.0 million. As of December 31, 2023, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $69.7 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2023, we had debt of $1,203.5 million, with $131.6 million payable within 12 months. As of December 31, 2023, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2023 for variable rate debt, were $183.1 million during the remaining term of the debt.

Interest payment obligations payable within 12 months is $52.4 million. We were in compliance with all debt covenants as of December 31, 2023, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of December 31, 2023, the severance liability was $47.8 million, with $7.9 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan which would require us to fund the converted portion of the liability. In addition, as of December 31, 2023, we had foreign pension plan obligations of $47.1 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of December 31, 2023, our total remaining operating lease obligations and finance lease obligations were $105.2 million and $118.0 million, respectively, with $36.9 million and $62.3 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments. For additional information regarding our leases, please refer to Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of December 31, 2023, the purchase obligations were $408.5 million, with $402.0 million payable within 12 months.

Capital Returns

In 2023, we paid total quarterly cash dividends of $74.7 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.

Capital Resources

We make significant capital expenditures in order to service the demand of our customers. In 2023, our capital expenditures totaled $749.5 million or approximately 11.5% of net sales, which are primarily focused on investments in advanced packaging and test equipment and the Vietnam Facility.

We expect that our 2024 capital expenditures will be approximately $750 million. Ultimately, the amount of our 2024 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. We expect that our 2024 capital expenditures related to our planned advanced packaging and test facility in Arizona will be primarily for the design and construction planning. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 6 and Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on our investments and borrowings, respectively.
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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2023 was as follows:

	For the Year Ended December 31
	2023	2022	2021
	(In thousands)
Operating activities	$1,270,020	$1,098,756	$1,121,295
Investing activities	(951,910)	(1,007,169)	(943,879)
Financing activities	(149,207)	55,597	(30,102)

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2023 increased by $171.3 million compared to the year ended December 31, 2022, primarily due to changes in working capital, offset by lower net sales and operating profits.

Investing activities:  Our cash flow used in investing activities for the year ended December 31, 2023 decreased by $55.3 million compared to the year ended December 31, 2022, primarily due to decreased payments related to property, plant and equipment and decreased net payments for foreign exchange forward contracts, offset by higher net payments for short-term investments. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2023 was primarily due to the payments of our quarterly dividends and finance lease obligations. The net cash provided by financing activities for the year ended December 31, 2022 was primarily due to net debt borrowings, offset by the payments of our quarterly dividends and finance lease obligations.

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

	For the Year Ended December 31
	2023	2022	2021
	(In thousands)
Net cash provided by operating activities	$1,270,020	$1,098,756	$1,121,295
Payments for property, plant and equipment	(749,467)	(908,294)	(779,779)
Proceeds from sale of, insurance recovery for and grants for property, plant and equipment	13,032	3,148	3,261
Free cash flow	$533,585	$193,610	$344,777

Contingencies, Indemnifications and Guarantees

Please refer to Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of contingencies related to litigation and other legal matters.

Critical Accounting Policies and Use of Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our Consolidated Financial Statements appears in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates, including the impact of any deterioration in the global business and economic environment.

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

Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2023, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2023 would have been approximately $14 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2023, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the year ended December 31, 2023, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2023 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2023 would have been approximately $144 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $3.8 million and $10.7 million for the years ended December 31, 2023 and 2022, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$121,526	$131,112	$115,655	$622,079	$74,815	$—	$1,065,187	$1,055,635
Average interest rate	1.4%	1.7%	1.8%	5.9%	2.0%	—%	4.2%
Variable rate debt	$10,098	$91,500	$43,000	$—	$—	$—	$144,598	$142,459
Average interest rate	3.2%	6.1%	6.8%	—%	—%	—%	6.1%
Total debt maturities	$131,624	$222,612	$158,655	$622,079	$74,815	$—	$1,209,785	$1,198,094

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

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded income tax expense of $81.7 million for the year ended December 31, 2023, and net deferred tax assets of $61.6 million and unrecognized tax benefits of $31.5 million as of December 31, 2023. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Management monitors on an ongoing basis its ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. The Company operates in and files income tax returns in various U.S. and foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

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
February 16, 2024

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net sales	$6,503,065	$7,091,585	$6,138,329
Cost of sales	5,559,912	5,761,598	4,912,775
Gross profit	943,153	1,329,987	1,225,554
Selling, general and administrative	295,393	283,372	296,084
Research and development	177,473	149,429	166,037
Total operating expenses	472,866	432,801	462,121
Operating income	470,287	897,186	763,433
Interest expense	59,000	58,563	51,508
Other (income) expense, net	(32,554)	(18,309)	(3,141)
Total other expense, net	26,446	40,254	48,367
Income before taxes	443,841	856,932	715,066
Income tax expense	81,710	89,890	69,459
Net income	362,131	767,042	645,607
Net income attributable to noncontrolling interests	(2,318)	(1,219)	(2,612)
Net income attributable to Amkor	$359,813	$765,823	$642,995
Net income attributable to Amkor per common share:
Basic	$1.46	$3.13	$2.64
Diluted	$1.46	$3.11	$2.62
Shares used in computing per common share amounts:
Basic	245,628	244,676	243,878
Diluted	247,176	246,205	245,704
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$362,131	$767,042	$645,607
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	1,785	(1,225)	(369)
Adjustments to unrealized components of defined benefit pension plans	1,685	8,604	9,834
Foreign currency translation	(3,819)	(10,658)	(16,757)
Total other comprehensive income (loss)	(349)	(3,279)	(7,292)
Comprehensive income	361,782	763,763	638,315
Comprehensive income attributable to noncontrolling interests	(2,318)	(1,219)	(2,612)
Comprehensive income attributable to Amkor	$359,464	$762,544	$635,703
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,119,818	$959,072
Short-term investments (amortized cost of $474,663 and $283,641, respectively)	474,869	281,964
Accounts receivable, net of allowances of $8,114 and $365, respectively	1,149,493	1,365,504
Inventories	393,128	629,576
Other current assets	58,502	65,123
Total current assets	3,195,810	3,301,239
Property, plant and equipment, net	3,299,445	3,135,614
Operating lease right of use assets	117,006	171,163
Goodwill	20,003	21,517
Restricted cash	799	3,334
Other assets	138,062	188,890
Total assets	$6,771,125	$6,821,757

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$131,624	$143,813
Trade accounts payable	754,453	899,164
Capital expenditures payable	106,368	146,602
Short-term operating lease liability	33,616	70,991
Accrued expenses	358,414	401,841
Total current liabilities	1,384,475	1,662,411
Long-term debt	1,071,832	1,088,521
Pension and severance obligations	87,133	93,540
Long-term operating lease liabilities	56,837	75,745
Other non-current liabilities	175,813	201,839
Total liabilities	2,776,090	3,122,056
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 292,167 and 291,249 shares issued, and 245,888 and 245,091 shares outstanding, respectively	292	291
Additional paid-in capital	2,008,170	1,996,344
Retained earnings	2,159,831	1,874,644
Accumulated other comprehensive income (loss)	16,350	16,699
Treasury stock, at cost, 46,279 and 46,158 shares, respectively	(222,335)	(219,226)
Total Amkor stockholders’ equity	3,962,308	3,668,752
Noncontrolling interests in subsidiaries	32,727	30,949
Total equity	3,995,035	3,699,701
Total liabilities and equity	$6,771,125	$6,821,757
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2020	288,923	$289	$1,953,378	$562,502	$27,270	(46,094)	$(217,740)	$2,325,699	$28,260	$2,353,959
Net income	—	—	—	642,995	—	—	—	642,995	2,612	645,607
Other comprehensive income (loss)	—	—	—	—	(7,292)	—	—	(7,292)	—	(7,292)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(57)	(1,325)	(1,325)	—	(1,325)
Issuance of stock through share-based compensation plans	1,543	1	12,786	—	—	—	—	12,787	—	12,787
Share-based compensation	—	—	10,970	—	—	—	—	10,970	—	10,970
Cash dividends declared ($0.17 per common share)	—	—	—	(41,558)	—	—	—	(41,558)	—	(41,558)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(602)	(602)
Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	765,823	—	—	—	765,823	1,219	767,042
Other comprehensive income (loss)	—	—	—	—	(3,279)	—	—	(3,279)	—	(3,279)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(7)	(161)	(161)	—	(161)
Issuance of stock through share-based compensation plans	783	1	5,648	—	—	—	—	5,649	—	5,649
Share-based compensation	—	—	13,562	—	—	—	—	13,562	—	13,562
Cash dividends declared ($0.225 per common share)	—	—	—	(55,118)	—	—	—	(55,118)	—	(55,118)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(540)	(540)
Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	359,813	—	—	—	359,813	2,318	362,131
Other comprehensive income (loss)	—	—	—	—	(349)	—	—	(349)	—	(349)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(121)	(3,109)	(3,109)	—	(3,109)
Issuance of stock through share-based compensation plans	918	1	3,549	—	—	—	—	3,550	—	3,550
Share-based compensation	—	—	8,277	—	—	—	—	8,277	—	8,277
Cash dividends declared ($0.30375 per common share)	—	—	—	(74,626)	—	—	—	(74,626)	—	(74,626)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(540)	(540)
Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$362,131	$767,042	$645,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631,508	612,702	563,582
Amortization of deferred debt issuance costs and premiums	3,523	3,247	2,508
Deferred income taxes	13,394	(11,623)	10,676
Gain on disposal of fixed assets, net	(2,200)	(2,807)	(1,446)
Share-based compensation	8,277	13,562	10,970
Other, net	16,660	(1,957)	13,752
Changes in assets and liabilities:
Accounts receivable	205,491	(103,990)	(298,854)
Inventories	233,797	(148,137)	(190,555)
Other current assets	2,673	(23,802)	5,335
Other assets	10,875	(34,835)	14,746
Trade accounts payable	(134,618)	86,574	215,646
Accrued expenses	(48,389)	(40,637)	108,283
Pension and severance obligations	(844)	(10,547)	(30,013)
Net operating lease ROU asset	50,650	(14,483)	(14,781)
Operating lease liabilities	(52,543)	1,574	16,293
Other non-current liabilities	(30,365)	6,873	49,546
Net cash provided by operating activities	1,270,020	1,098,756	1,121,295
Cash flows from investing activities:
Payments for property, plant and equipment	(749,467)	(908,294)	(779,779)
Proceeds from sale of property, plant and equipment	8,444	3,148	3,157
Proceeds from foreign exchange forward contracts	44,013	33,578	16,608
Payments for foreign exchange forward contracts	(75,786)	(104,703)	(69,835)
Payments for short-term investments	(657,583)	(438,803)	(414,208)
Proceeds from sale of short-term investments	94,242	33,972	87,273
Proceeds from maturities of short-term investments	379,344	370,924	204,679
Other investing activities	4,883	3,009	8,226
Net cash used in investing activities	(951,910)	(1,007,169)	(943,879)
Cash flows from financing activities:
Proceeds from revolving credit facilities	370,000	80,000	—
Payments of revolving credit facilities	(370,000)	(80,000)	—
Proceeds from short-term debt	20,712	29,711	15,514
Payments of short-term debt	(19,448)	(27,187)	(19,927)
Proceeds from issuance of long-term debt	168,335	366,386	353,587
Payments of long-term debt	(175,427)	(214,290)	(316,635)
Payments for debt issuance costs	(1,385)	(7,297)	(1,294)
Payments of finance lease obligations	(66,398)	(40,673)	(20,373)
Proceeds from issuance of stock through share-based compensation plans	3,562	5,635	12,787
Payments of dividends	(74,686)	(55,116)	(51,213)
Other financing activities	(4,472)	(1,572)	(2,548)
Net cash (used in) provided by financing activities	(149,207)	55,597	(30,102)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10,692)	(16,299)	(17,990)
Net increase in cash, cash equivalents and restricted cash	158,211	130,885	129,324
Cash, cash equivalents and restricted cash, beginning of period	962,406	831,521	702,197
Cash, cash equivalents and restricted cash, end of period	$1,120,617	$962,406	$831,521
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,306	$54,355	$46,932
Income taxes	90,458	97,333	24,011
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	104,109	142,160	211,421
Right of use assets acquired through operating lease liabilities	6,270	64,849	63,314
Right of use assets acquired through finance lease liabilities	58,232	58,166	73,894
Dividends declared and unpaid	—	25	58
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading providers of outsourced semiconductor packaging and test services. Amkor was a pioneer in the outsourcing of semiconductor packaging and test services, and over the years we have built a leading position by:
•Designing and developing innovative packaging and test technologies focused on advanced packaging solutions in high growth markets, including artificial intelligence;
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
•Providing a geographically diverse operating base with manufacturing facilities in multiple countries across Asia and in Europe; and
•Developing a competitive cost structure through disciplined capital investment.
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, inventory and long-lived assets. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions, including the impact of any deterioration in the global business and economic environment. Certain prior year amounts have been reclassified to conform to current year presentation.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2023, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $17.3 million and $0.1 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2023, 2022 or 2021. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

A significant portion of our revenues is concentrated with a small group of customers (Note 18). Direct sales to our largest customer accounted for 27.7% of our net sales for the year ended December 31, 2023. The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash, cash equivalents and short-term investments. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring to mitigate credit risk when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. Our short-term investments are principally investments in debt securities with maximum duration of twenty-four months and range from AAA to BBB-rated financial instruments. Our short-term investments are primarily in corporate bonds, direct obligations of the U.S. Government or its agencies, asset-backed securities and commercial paper. At December 31, 2023, our cash and cash equivalents were primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in various available-for-sale debt investments. See Note 6 for further discussion regarding our available-for-sale debt investments.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in various available-for-sale debt investments. See Note 6 for further discussion regarding our available-for-sale debt investments.

Restricted Cash

Restricted cash, non-current, mainly consists of collateral to fulfill utility requirements.

Investments

Generally, we classify our short-term investments in fixed income securities as available-for-sale debt investments. All of our available-for-sale debt investments as of December 31, 2023 are available to fund current operations and are recorded at fair value (Note 6). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.

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

Leases

We lease certain machinery and equipment, office space, and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with the non-lease components (e.g., common-area maintenance costs) for all asset classes. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 82 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options to purchase the leased property. Total long-term finance lease liabilities as of December 31, 2023 and December 31, 2022 were $47.8 million and $54.8 million, respectively.

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

Derivatives

We use foreign exchange forward contracts, generally settled monthly, to manage a portion of our exposure to foreign exchange risk. The derivatives are recorded at the fair value either in other current assets or accrued expenses, with the associated gains and losses charged to other (income) expense, net in the period in which they occur. We do not apply hedge accounting to the derivatives. Gains and losses recognized on our derivatives are classified as operating activities and are included within other, net in our Consolidated Statements of Cash Flows. See Note 15 for further discussion about the derivatives.

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

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2023 and 2022 were $260.8 million and $301.7 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

At times, the company receives cash payments from customers in advance of the company’s performance. In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability and is included in accrued expenses and other non-current liabilities in the consolidated balance sheets. These contract liabilities are classified as either current or long-term based on the timing of when the company expects to recognize

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

revenue. Contract liabilities were $135.5 million and $170.6 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, the short-term portion of the liability was $71.1 million and $81.5 million, respectively. The remainder of the December 31, 2023 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the year that was included in the contract liability balance at the beginning of the period was $66.9 million, $101.2 million, and $29.0 million, for 2023, 2022 and 2021, respectively.

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

Recently Issued Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of additional income tax information, primarily related to effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this new standard on our financial statements, which is expected to result in enhanced disclosures.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

2. Share-Based Compensation Plans

For the years ended December 31, 2023, 2022 and 2021, we recognized share-based compensation of $8.3 million, $13.6 million and $11.0 million, respectively, primarily in selling, general and administrative expenses. The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The corresponding deferred income tax benefits are $0.7 million, $1.7 million and $1.4 million for 2023, 2022 and 2021, respectively.

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

2021 Equity Incentive Plan. On May 18, 2021, at our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), our stockholders approved the Amkor Technology, Inc. 2021 Equity Incentive Plan (as amended, the “2021 Plan”) to replace the 2007 Plan. The 2021 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; (v) performance units and performance shares; and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The number of shares authorized and available for issuance under the 2021 Plan is 23,100,000 shares, reduced for certain awards granted under the 2007 Plan after December 31, 2020, but before May 18, 2021. There were originally 22.8 million shares of our common stock reserved for issuance under the 2021 Plan, and at December 31, 2023, there were 20.6 million shares available for grant under the 2021 Plan.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our stock option activity for the year ended December 31, 2023:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2022	2,376	$10.54
Granted	—	—
Exercised	(345)	10.31
Forfeited or expired	—	—
Outstanding at December 31, 2023	2,031	$10.58	4.98 years	$46,068
Fully vested at December 31, 2023 and expected to vest thereafter	2,029	$10.58	4.98 years	$46,029
Exercisable at December 31, 2023	1,973	$10.51	4.93 years	$44,903

Total unrecognized compensation expense from stock options was $0.3 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of approximately 0.79 years beginning January 1, 2024. The total intrinsic value of options exercised during fiscal years 2023, 2022, and 2021 was $5.8 million, $8.0 million, and $17.7 million, respectively.
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

The following table summarizes our restricted share activity for the year ended December 31, 2023:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2022	109	$15.38
Awards granted	—	—
Awards vested	(109)	15.38
Awards forfeited	—	—
Non-vested at December 31, 2023	—	$—

For the year ended December 31, 2023, the total fair value of our vested restricted shares was $2.9 million, respectively.

Restricted stock units

From time to time, and pursuant to the 2021 Plan, we grant time-vested restricted stock units (“RSUs”) to our non-employee directors and certain employees and performance-vested restricted stock units (“PSUs”) to certain employees. RSUs generally vest in four equal installments over a four-year period such that 100% of the RSUs will become vested

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. In some circumstances, we have granted RSUs subject to different vesting conditions, including RSUs that vest in full in a single installment. Provided that the RSUs have not been forfeited earlier, they will generally vest upon the recipient’s retirement, death or disability, or upon a change in control of Amkor, in accordance with the terms and conditions of the applicable award agreement. The value of the RSUs is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock prior to vesting, and is recognized ratably over the vesting period.

PSUs generally vest in one installment after a two-year period such that any earned PSUs will become vested within 90 days of the second anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting date. Generally for PSUs, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target grant amount based on Cumulative Basic EPS (as defined in the applicable award agreement) over a two-year performance measurement period. In some circumstances, we have granted PSUs subject to different vesting conditions, including PSUs that vest in full upon the achievement of performance goals other than Cumulative Basic EPS. Provided the PSUs have not been forfeited earlier, the PSUs will generally vest upon the recipient’s retirement, death or disability, or upon a change of control of Amkor, in accordance with the terms and conditions of the applicable award agreement. The value of the PSUs is initially determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting, and is recognized over the vesting period.

The following table summarizes our RSU and PSU activity:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	—	$—
Awards granted	295	22.48
Awards vested	—	—
Awards forfeited	(9)	22.58
Non-vested at December 31, 2021	286	22.48
Awards granted	531	22.29
Awards vested	(22)	22.23
Awards forfeited	(57)	22.63
Non-vested at December 31, 2022	738	22.34
Awards granted	1,049	26.72
Awards vested	(464)	22.19
Awards forfeited	(16)	25.24
Non-vested at December 31, 2023	1,307	$25.87

Total unrecognized compensation expense from RSUs and PSUs was $12.1 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of approximately 1.3 years beginning January 1, 2024.

For the years ended December 31, 2023 and 2022, the total fair value of our vested RSUs and PSUs were $11.6 million and $0.5 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

3. Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Interest income	$(48,458)	$(12,762)	$(1,065)
Foreign currency (gain) loss, net	18,361	(1,572)	723
Loss on debt retirement	—	464	—
Other	(2,457)	(4,439)	(2,799)
Total other (income) expense, net	$(32,554)	$(18,309)	$(3,141)

4. Income Taxes

Geographic sources of income (loss) before taxes are as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$94,643	$81,488	$81,994
Foreign	349,198	775,444	633,072
Income before taxes	$443,841	$856,932	$715,066

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
Federal	$19,831	$40,063	$9,649
State	7	150	198
Foreign	48,478	61,300	48,936
	68,316	101,513	58,783
Deferred:
Federal	8,899	(10,156)	20,478
State	1	1,458	361
Foreign	4,494	(2,925)	(10,163)
	13,394	(11,623)	10,676
Income tax expense	$81,710	$89,890	$69,459

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 21% and our effective tax rate is as follows:

	For the Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	(4.2)	(12.0)	(9.5)
Foreign exchange (loss) gain	0.5	2.2	(2.3)
Change in valuation allowance	2.9	(2.4)	0.1
Income tax credits generated	(7.5)	(6.1)	(5.1)
Foreign earnings and profits	7.0	9.0	5.7
Foreign derived intangible income	(1.6)	(0.9)	(1.1)
Settlements and changes in uncertain tax positions	(0.5)	(0.2)	0.8
Other	0.8	(0.1)	0.1
Income tax expense	18.4%	10.5%	9.7%

In 2022, we reversed $17.8 million of valuation allowance recorded against U.S. foreign tax credit carryforwards previously projected to expire unused due to the limitations to utilize the credits under current tax law. Realization of these carryforwards is dependent on generating sufficient taxable income to overcome the foreign tax credit limitation provisions. Although utilization of these carryforwards is not assured, in light of our current earnings and recent estimates of future taxable income, management believes sufficient positive evidence exists to conclude that the respective valuation allowances are no longer needed, resulting in the reversal of these valuation allowances.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and Singapore was subject to reduced income tax rates and, in some cases, was exempt from income taxes. The most significant tax rate impact is in Singapore where we have been granted a conditional reduced tax rate that expires at the end of 2028. We recognized $18.6 million, $84.5 million and $56.7 million in tax benefits as a result of the conditional reduced tax rates in 2023, 2022 and 2021, respectively. The benefit of the conditional reduced tax rates on diluted earnings per share was approximately $0.08, $0.34 and $0.23 for 2023, 2022 and 2021, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$33,679	$49,846
Tax credit carryforwards	88,147	92,368
Property, plant and equipment	21,387	15,328
Deferred interest expense	476	—
Accrued liabilities	37,832	39,929
Receivable	30,086	29,178
Unrealized foreign exchange loss	7,205	8,018
Revenue recognition	—	1,564
Operating lease liabilities	16,053	26,955
Other	15,219	14,665
Total deferred tax assets	250,084	277,851
Valuation allowance	(114,811)	(101,869)
Total deferred tax assets net of valuation allowance	135,273	175,982
Deferred tax liabilities:
Property, plant and equipment	34,206	50,215
Deferred gain	5,739	7,839
Unrealized foreign exchange gain	3,129	5,242
Unbilled receivables	8,995	822
Operating lease right of use assets	16,031	26,241
Other	5,533	7,433
Total deferred tax liabilities	73,633	97,792
Net deferred tax assets	$61,640	$78,190
Recognized as:
Other assets	$73,585	$86,616
Other non-current liabilities	(11,945)	(8,426)
Total	$61,640	$78,190

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2023	2022
	(In thousands)
Valuation allowance:
U.S.	$44,426	$40,610
Foreign	70,385	61,259
Total valuation allowance	$114,811	$101,869

Our net operating loss carryforwards are as follows:

	December 31,
	2023	2022	Expiration
	(In thousands)
U.S. federal net operating loss carryforwards	$5,611	$13,003	2024
U.S. state net operating loss carryforwards	32,612	38,384	2024-2036
Foreign net operating loss carryforwards	196,636	240,740	2027-2031

At December 31, 2023 and 2022, a portion of our remaining U.S. federal net operating loss carryforwards was reserved with a valuation allowance due to ownership change limitations from a prior year acquisition as well as certain state net operating loss carryforwards expected to expire unused. Also, we have a valuation allowance against foreign net operating loss carryforwards that we do not expect to have sufficient taxable income to realize as of December 31, 2023 and 2022.
Our tax credit carryforwards are as follows:

	December 31,
	2023	2022	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$51,512	$54,130	2027-2033
U.S. Other Tax Credits	2,559	110	2026-2033
Foreign Tax Credits	34,546	38,128	2024-2033

At December 31, 2023 and 2022, a portion of our U.S. and foreign tax credit carryforwards were reserved with a valuation allowance for the amount expected to expire unused.

Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. For the year ended December 31, 2023, we estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $165.9 million.
We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2013-2023. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. In certain circumstances where we elect to appeal the results of an

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2019-2022 Korean income tax returns, 2017-2021 Malaysia income tax returns and 2021 Philippine income tax return.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at January 1	$33,253	$37,293	$32,598
Additions based on tax positions related to the current year	—	1,519	9,562
Additions for tax positions of prior years	495	1,909	1,740
Reductions for tax positions of prior years	(345)	(5,755)	(66)
Reductions related to settlements with tax authorities	—	(988)	(1,266)
Reductions from lapse of statutes of limitations	(1,866)	(725)	(5,275)
Balance at December 31	$31,537	$33,253	$37,293

The net decrease in our unrecognized tax benefits was $1.7 million from December 31, 2022 to December 31, 2023. The decrease was primarily related to the lapse of statutes of limitations. At December 31, 2023, all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized. It is reasonably possible that unrecognized tax benefits related to income attribution will decrease in the next 12 months by up to $0.8 million due to the lapse of statutes of limitations in foreign jurisdictions.

The liability related to our unrecognized tax benefits, before interest and penalties, is $23.0 million as of December 31, 2023 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets by $8.5 million. The balance of accrued and unpaid interest and penalties is $4.5 million and $4.9 million as of December 31, 2023 and 2022, respectively, and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$359,813	$765,823	$642,995

Weighted-average number of common shares outstanding — basic	245,628	244,676	243,878
Effect of dilutive securities:
Share-based awards	1,548	1,529	1,826
Weighted-average number of common shares outstanding — diluted	247,176	246,205	245,704
Net income attributable to Amkor per common share:
Basic	$1.46	$3.13	$2.64
Diluted	$1.46	$3.11	$2.62

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Share-based awards	2	180	112

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Investments

The following table summarizes our cash equivalents and available-for-sale debt investments:

	December 31, 2023
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$138	$—	$—	$138	$—	$138
Commercial paper	48,063	—	—	48,063	—	48,063
Money market funds	60,719	—	—	60,719	60,719	—
U.S. government bonds	2,996	—	—	2,996	2,996	—
Total cash equivalents (2)	111,916	—	—	111,916	63,715	48,201
Short-term investments
Asset-backed securities	65,340	170	(22)	65,488	—	65,488
Certificate of deposits	17,086	—	—	17,086	17,086	—
Commercial paper	56,273	—	—	56,273	—	56,273
Corporate bonds	251,671	432	(299)	251,804	—	251,804
U.S. government agency bonds	13,200	—	(9)	13,191	—	13,191
U.S. government bonds	65,881	13	(79)	65,815	65,815	—
Total short-term investments	469,451	615	(409)	469,657	82,901	386,756
Total	$581,367	$615	$(409)	$581,573	$146,616	$434,957

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2022
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$25	$—	$—	$25	$—	$25
Commercial paper	69,101	—	—	69,101	—	69,101
Money market funds	97,650	—	—	97,650	97,650	—
Municipal bonds	1,001	—	—	1,001	—	1,001
US government bonds	10,767	1	—	10,768	10,768	—
US government agency bonds	16,982	3	—	16,985	—	16,985
Total cash equivalents (2)	195,526	4	—	195,530	108,418	87,112
Short-term investments
Asset-backed securities	25,677	7	(134)	25,550	—	25,550
Certificate of deposits	17,362	—	—	17,362	17,362	—
Commercial paper	27,866	—	—	27,866	—	27,866
Corporate bonds	198,868	7	(1,529)	197,346	—	197,346
Foreign government bonds	996	—	(4)	992	—	992
Mortgage-backed securities	696	—	(2)	694	—	694
Municipal bonds	364	—	(2)	362	—	362
U.S. government agency bonds	735	—	(1)	734	—	734
U.S. government bonds	6,704	1	(20)	6,685	6,685	—
Total short-term investments	279,268	15	(1,692)	277,591	24,047	253,544
Total	$474,794	$19	$(1,692)	$473,121	$132,465	$340,656
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and we do not believe it is more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)During the years ended December 31, 2023, 2022, and 2021 we sold cash equivalent investments for proceeds of $47.0 million, $29.6 million and $12.8 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of December 31, 2023:

	Amortized Cost	Fair Value
Within 1 year	$406,551	$406,346
After 1 year through 5 years	109,338	109,601
Asset-backed securities	65,478	65,626
Total	$581,367	$581,573
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023, the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $5.2 million. As of December 31, 2022 the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million and $4.3 million, respectively.

7. Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the years ended December 31, 2023 and 2022, we sold accounts receivable totaling $253.9 million and $386.5 million, net of discounts and fees of $1.3 million and $1.1 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2023	2022
	(In thousands)
Land	$212,722	$214,763
Buildings and improvements	2,080,589	1,817,135
Machinery and equipment	7,022,614	6,757,652
Finance lease assets	209,506	165,122
Furniture, fixtures and other equipment	22,655	23,240
Software and computer equipment	200,362	240,610
Construction in progress	223,332	152,809
Total property, plant and equipment	9,971,780	9,371,331
Accumulated depreciation and amortization	(6,672,335)	(6,235,717)
Total property, plant and equipment, net	$3,299,445	$3,135,614

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Depreciation expense	$630,941	$612,105	$562,962

In October 2023, we completed the first phase of construction for our Vietnam Facility and transferred $244.3 million from construction in progress to buildings and improvements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Leases

The components of lease expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost	$70,722	$81,410	$64,902
Finance lease cost
Amortization of leased assets	42,345	24,644	14,196
Interest on lease liabilities	5,521	3,891	2,768
Total finance lease cost	47,866	28,535	16,964
Short-term lease cost	4,788	5,749	6,264
Variable lease cost	6,921	6,592	7,409
Net lease cost	$130,297	$122,286	$95,539
Other information related to leases was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$73,774	$81,044	$64,786
Operating cash flows for finance leases	5,419	3,933	1,745
Financing cash flows for finance leases	66,398	40,673	20,373

Weighted Average Remaining Lease Term (years)
Operating leases	6.1	4.2	3.2
Finance leases	3.2	2.3	3.1

Weighted Average Discount Rate
Operating leases	5.2%	4.4%	3.6%
Finance leases	5.7%	4.1%	3.2%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities were as follows:

	December 31, 2023
	Operating Leases	Finance Leases
	(In thousands)
2024	$36,916	$62,306
2025	19,869	25,259
2026	12,752	11,436
2027	9,144	3,568
2028	6,017	2,511
Thereafter	20,488	12,913
Total future minimum lease payments	105,186	117,993
Less: Imputed interest	(14,733)	(12,438)
Total	$90,453	$105,555

As of December 31, 2023, we have entered into additional lease agreements that have not yet commenced of approximately $8 million.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
	(In thousands)
Payroll and benefits	$115,604	$137,445
Deferred revenue and customer advances	71,117	81,459
Short-term finance lease liability	57,761	56,570
Income taxes payable	35,215	50,685
Accrued interest	11,175	10,878
Accrued severance plan obligations (Note 12)	7,906	7,422
Other accrued expenses	59,636	57,382
Total accrued expenses	$358,414	$401,841

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2023	2022
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 1.85%, due April 2024 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	5,098	4,042
Term loan, fixed rate at 1.30%, due July 2023	—	29,744
Term loan, fixed rate at 1.35%, due December 2024	40,414	86,943
Term loan, fixed rate at 1.20%, due December 2025	30,913	49,878
Term loan, fixed rate at 1.23%, due December 2026	55,729	79,927
Term loan, fixed rate at 1.59%, due December 2027	89,053	119,738
Term loan, fixed rate at 1.80%, due December 2028 (3)	124,078	—
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, due March 2024 (4)	—	46,000
Term loans, SOFR plus 0.75%, due June 2025 (4)	37,000	39,000
Term loans, SOFR plus 0.75%, due 2025 (4)	57,500	59,500
Term loans, SOFR plus 1.40%, due December 2026 (5)	45,000	—
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (6)	—	—
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (7)	—	—
	1,209,785	1,239,772
Less: Unamortized discount and deferred debt costs, net	(6,329)	(7,438)
Less: Short-term borrowings and current portion of long-term debt	(131,624)	(143,813)
Long-term debt	$1,071,832	$1,088,521
(1)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly. As of December 31, 2023, ₩80.0 billion, or approximately $62 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of December 31, 2023, $7.7 million was available to be drawn.
(3)In December 2023, we borrowed ¥17.5 billion (US$123.3 million) under a new term loan agreement due December 2028, guaranteed by Amkor Technology, Inc. and our subsidiary, ATSH. Principal is due in 20 equal, quarterly installments plus accrued interest, through maturity.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(4)In June 2023, Amkor Assembly & Test (Shanghai) Co. Ltd. amended all term loans to replace London Interbank Offered Rate (“LIBOR”) with a Secured Overnight Financing Rate (“SOFR”) plus 0.75% annual base rate. This contractual amendment is treated as a modification with no recognized gain or loss.
(5)In December 2023, we entered into a $45.0 million term loan. Principal is payable in semiannual installments of $0.5 million, with the remaining balance due at maturity. Interest is payable quarterly.
(6)In March 2022, ATT amended an existing revolving credit facility to reduce the availability from $36.0 million to $15.0 million. As of December 31, 2023, $15.0 million was available for future borrowings under such credit facility.
(7)In March 2022, ATSH entered into the 2022 Singapore Revolver, which is guaranteed by Amkor Technology, Inc., ATT and AATT. The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of December 31, 2023, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of December 31, 2023 the collateralized debt balance was $679.7 million, of which $326.5 million of assets were pledged as collateral.
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other fixed- and variable-rate debt. Refer to the table above for the interest rates on our fixed-rate debt and to the table below for the interest rates on our variable-rate debt.

	December 31,
	2023	2022
Amkor Technology Japan, Inc:
Short-term term loans, variable rate	0.24%	0.29%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75% due March 2024	—	5.83%
Term loans, SOFR plus 0.75% due June 2025	6.07%	5.55%
Term loans, SOFR plus 0.75%, due 2025	6.07%	5.48%
Term loans, SOFR plus 1.40%, due December 2026	6.76%	—

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

We were in compliance with all debt covenants at December 31, 2023 and 2022.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2024	$131,624
2025	222,612
2026	158,655
2027	622,079
2028	74,815
Thereafter	—
Total debt	$1,209,785

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

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Balance at January 1	$56,289	$73,345
Provision of severance benefits	1,653	2,119
Severance payments	(8,770)	(15,295)
Foreign currency (gain) loss	(1,266)	(3,880)
Balance at December 31	47,906	56,289
Payments remaining with the National Pension Fund	(119)	(124)
Total accrued severance plan obligations at December 31	47,787	56,165
Less current portion of accrued severance plan obligations (Note 10)	7,906	7,422
Non-current portion of accrued severance plan obligations	$39,881	$48,743

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$159,760	$200,187
Service cost	15,032	20,072
Interest cost	6,202	4,731
Benefits paid	(14,056)	(8,573)
Actuarial (gain) loss	4,150	(24,571)
Effects of curtailment	(617)	508
Settlement	(1,073)	(16,914)
Foreign exchange (gain) loss	(5,117)	(15,680)
Projected benefit obligation at December 31	164,281	159,760
Change in plan assets:
Fair value of plan assets at January 1	127,338	157,012
Actual gain (loss) on plan assets	12,325	(6,528)
Employer contributions	7,368	12,946
Settlement	(1,073)	(16,914)
Benefits paid	(14,056)	(8,573)
Foreign exchange gain (loss)	(2,706)	(10,605)
Fair value of plan assets at December 31	129,196	127,338
Funded status of the Plans at December 31	$(35,085)	$(32,422)

	December 31,
	2023	2022
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$12,039	$12,308
Accrued benefit liability (included in pension and severance obligations)	(47,124)	(44,730)
Net amount recognized at year end	$(35,085)	$(32,422)
The accumulated benefit obligation as of December 31, 2023 and 2022 was $128.3 million and $125.6 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2021	$602	$5,014	$5,616
Amortization and settlement gain included in net periodic pension cost	—	(1,021)	(1,021)
Net gain (loss) arising during period	—	9,625	9,625
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	8,604	8,604
Balance at December 31, 2022	$602	$13,618	$14,220
Amortization and settlement gain included in net periodic pension cost	—	(46)	(46)
Net gain (loss) arising during period	—	1,731	1,731
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	1,685	1,685
Balance at December 31, 2023	$602	$15,303	$15,905
Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2023	2022
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$100,662	$96,310
Aggregate fair value of plan assets	53,539	51,581
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	60,638	61,764
Aggregate fair value of plan assets	21,304	20,740
The following table summarizes total pension expense:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$15,032	$20,072	$25,908
Interest cost	6,202	4,731	4,900
Expected return on plan assets	(5,144)	(5,605)	(5,600)
Recognized actuarial (gain) loss	(156)	53	128
Net periodic pension cost	15,934	19,251	25,336
Curtailment (gain) loss	(617)	—	(954)
Settlement (gain) loss	132	(1,374)	(743)
Total pension expense	$15,449	$17,877	$23,639
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2023	2022	2021
Discount rate for determining net periodic pension cost	4.2%	2.6%	2.3%
Discount rate for determining benefit obligations at December 31	3.8%	4.2%	2.6%
Rate of compensation increase for determining net periodic pension cost	3.6%	3.7%	3.7%
Rate of compensation increase for determining benefit obligations at December 31	3.7%	3.6%	3.7%
Expected rate of return on plan assets for determining net periodic pension cost	4.1%	3.8%	3.7%
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

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	64%	34%	2%
Korea defined benefit plan	30%	20%	50%
Philippine defined benefit plan	56%	42%	2%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Cash and cash equivalents	$217	$—	$217	$1,117	$—	$1,117
Equity securities	13,680	—	13,680	13,339	—	13,339
Debt securities
Government bonds	3,674	—	3,674	2,982	—	2,982
Corporate bonds	1,130	—	1,130	540	—	540
Treasury notes	11,993	—	11,993	11,561	—	11,561
Mutual and commingled funds
Equity funds	29,016	7,807	36,823	23,931	7,157	31,088
Debt funds	12,031	13,163	25,194	11,651	13,409	25,060
Guaranteed investment contracts	—	23,189	23,189	—	28,340	28,340
Taiwan retirement fund	12,478	—	12,478	12,845	—	12,845
Other, net	—	818	818	(383)	849	466
Total fair value of pension plan assets	$84,219	$44,977	$129,196	$77,583	$49,755	$127,338
The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $11 million during 2024. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2024	$9,369
2025	11,715
2026	12,383
2027	15,185
2028	16,062
2029 to 2033	98,940
Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $27.0 million, $24.2 million and $21.8 million for 2023, 2022 and 2021, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13. Dividends

In October 2020, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. Each quarter since the adoption of this dividend policy, the Company has declared and paid a quarterly dividend. In November 2023, our Board of Directors approved a quarterly dividend of $0.07875 per share, a 5% increase from the rate set in November 2022.

14. Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Unrealized Gain (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Balance at December 31, 2021	$(348)	$5,616	$14,710	$19,978
Other comprehensive income (loss) before reclassifications	(1,243)	9,625	(10,658)	(2,276)
Amounts reclassified from accumulated other comprehensive income (loss)	18	(1,021)	—	(1,003)
Other comprehensive income (loss)	(1,225)	8,604	(10,658)	(3,279)
Balance at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	2,265	1,731	(3,819)	177
Amounts reclassified from accumulated other comprehensive income (loss)	(480)	(46)	—	(526)
Other comprehensive income (loss)	1,785	1,685	(3,819)	(349)
Balance at December 31, 2023	$212	$15,905	$233	$16,350

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023 and 2022, our foreign exchange forward contracts consisted of the following:

	December 31, 2023			December 31, 2022
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$279,027	$2,745	Other current assets	$330,179	$6,284	Other current assets
Korean won	59,036	(97)	Accrued expenses	65,927	333	Other current assets
Philippine peso	6,553	(20)	Accrued expenses	3,085	(6)	Accrued expenses
Singapore dollar	11,506	20	Other current assets	—	—	N/A
Taiwan dollar	37,914	89	Other current assets	28,763	(57)	Accrued expenses
Total forward contracts	$394,036	$2,737		$427,954	$6,554

For the years ended December 31, 2023, 2022 and 2021, the derivatives resulted in a net loss of $38.6 million, $60.2 million and $58.8 million, respectively, which were partially offset by the foreign currency gains associated with the underlying net assets or liabilities.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$531,778	$521,839	$523,016	$521,114
Revolving credit facilities and term loans (Level 2)	666,316	681,617	686,728	711,220
Total financial instruments	$1,198,094	$1,203,456	$1,209,744	$1,232,334

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Net sales by product group consist of the following:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Advanced Products	$5,032,859	$5,367,589	$4,409,207
Mainstream Products	1,470,206	1,723,996	1,729,122
Total net sales	$6,503,065	$7,091,585	$6,138,329

(1)Advanced Products include flip chip, memory and wafer-level processing and related test services.
(2)Mainstream Products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Year Ended December 31,
	2023	2022	2021
Communications (smartphones, tablets)	50%	44%	41%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	21%	20%	21%
Computing (data center, infrastructure, PC/laptop, storage)	16%	16%	16%
Consumer (AR & gaming, connected home, home electronics, wearables)	13%	20%	22%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Europe, Middle East and Africa	$1,043,880	$1,084,853	$1,061,369
Japan	935,620	1,132,121	1,253,717
Asia Pacific (excluding Japan)	704,520	1,017,246	999,591
Total foreign countries	2,684,020	3,234,220	3,314,677
United States	3,819,045	3,857,365	2,823,652
Total net sales	$6,503,065	$7,091,585	$6,138,329

In 2023, 2022 and 2021 one customer accounted for 27.7%, 20.6% and 13.7% of total net sales, respectively. In 2022, a second customer accounted for 10.1% of total net sales.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2023	2022
	(In thousands)
China	$385,544	$476,945
Japan	143,399	121,842
Korea	1,781,632	1,868,956
Malaysia	51,164	41,978
Philippines	183,430	195,805
Portugal	108,982	82,454
Taiwan	272,428	261,449
Vietnam	365,059	79,630
Other foreign countries	272	583
Total foreign countries	3,291,910	3,129,642
United States	7,535	5,972
Total property, plant and equipment, net	$3,299,445	$3,135,614

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2021	$121,310	3,653	(2,606)	$122,357
Year ended at December 31, 2022	$122,357	(17,762)	(2,726)	$101,869
Year ended at December 31, 2023	$101,869	15,838	(2,896)	$114,811

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

On November 8, 2023, Giel Rutten, Amkor’s President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Rutten’s Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) August 30, 2024; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Rutten gives notice to terminate his Rule 10b5-1 trading arrangement. 175,000 shares of our common stock are to be sold under Mr. Rutten’s Rule 10b5-1 trading arrangement.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to our Code of Business Conduct (the “Code of Business Conduct”) as disclosed below, is incorporated herein by reference from the material included under the captions “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2023:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (In thousands)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (In thousands)
Equity compensation plan approved by stockholders (2)	3,338	(3)	$10.58	20,582	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total equity compensation plans	3,338			20,582
(1) Calculated without taking into account shares of common stock subject to outstanding RSUs and PSUs that will become issuable as those units vest without any cash consideration or other payment required for such shares.
(2) Consists of the 2007 Plan and the 2021 Plan.
(3) Includes 1.3 million shares of common stock subject to RSUs and PSUs, which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria.
(4) Represents the number of shares of common stock available for issuance under the 2021 Plan, as adjusted to account for full-value awards, which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.5 for each full-value award previously awarded. The 2007 Plan terminated on the date of the 2021 Annual Meeting, and, accordingly, there were no shares available for future grants under the 2007 Plan as of December 31, 2023. However, if an award under the 2021 Plan or under the 2007 Plan is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the 2021 Plan on a 1:1 basis for options and stock appreciation rights and on a 1.5:1 basis for all other equity awards.
The 2021 Plan, which was approved by our stockholders at the 2021 Annual Meeting, superseded and replaced the 2007 Plan. As of December 31, 2023, a total of 20.6 million shares were available for issuance under the 2021 Plan. Shares available for issuance under our 2021 Plan can be granted pursuant to stock options, restricted stock, RSUs, stock appreciation rights, PSUs and performance shares. For additional information regarding the 2007 Plan and the 2021 Plan, see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Corporate Governance - Certain Relationships and Related Transactions” and “Proposal One: Election of Directors” in the Proxy Statement.

Item 14.Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	POSAM		—	8/26/98
3.3	Restated Bylaws as amended on November 5, 2013.	10-K	12/31/13	3.3	2/28/14
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated March 15, 2019, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2027.	8-K		4.1	3/5/19
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	12/31/19	4.3	2/19/20
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.4	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.5	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.6	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.7	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan*	10-Q	6/30/19	10.3	8/1/19
10.8	Form of Global Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.1	7/30/20

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.9	Form of Global Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.2	7/30/20
10.10	Form of Global Outside Director Nonstatutory Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.1	10/30/20
10.11	Form of Global Outside Director Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.2	10/30/20
10.12	Form of Global Performance-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.1	2/5/21
10.13	Form of Global Time-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.2	2/5/21
10.14	Amkor Technology, Inc. 2021 Equity Incentive Plan*	8-K		10.1	5/20/21
10.15	Amendment One to the Amkor Technology, Inc. 2021 Equity Incentive Plan*	10-K	12/31/21	10.36	2/18/22
10.16	Form of Global Non-Employee Director Nonstatutory Stock Option Award Agreement*	8-K		10.2	5/20/21
10.17	Form of Global Non-Employee Director Restricted Stock Award Agreement*	8-K		10.3	5/20/21
10.18	Form of Global Stock Option Award Agreement*	8-K		10.4	5/20/21
10.19	Form of Global Restricted Stock Award Agreement*	8-K		10.5	5/20/21
10.20	Form of Global Performance-Vested Restricted Stock Unit Award Agreement*	8-K		10.6	5/20/21
10.21	Global Performance-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten December 2023*					X
10.22	Form of Global Performance-Vested Restricted Stock Unit Award Agreement December 2023*					X
10.23	Form of Global Time-Vested Restricted Stock Unit Award Agreement*	8-K		10.7	5/20/21
10.24	Form of Global Non-Employee Director Time-Vested Restricted Stock Unit Award Agreement*	10-K	12/31/21	10.35	2/18/22
10.25	Amended and Restated Non-Employee Director Compensation Policy	10-Q	6/30/22	10.1	8/4/22
10.26	Second Amended and Restated Non-Employee Director Compensation Policy	10-K	12/31/22	10.25	2/22/23
10.27	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.28	Employment Letter Agreement, dated June 24, 2020, between Amkor Technology, Inc. and Guillaume Marie Jean Rutten.*	10-Q	6/30/20	10.3	7/30/20
10.29	Separation Agreement and Release, effective July 4, 2020, between Amkor Technology, Inc. and Stephen D. Kelley.*	10-Q	6/30/20	10.4	7/30/20
10.30	Separation and Release Agreement, dated September 27, 2021, between Amkor Technology, Inc. and John C. Stone*	10-Q	9/30/21	10.1	10/29/21

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.31	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Giel Rutten*	10-K	12/31/22	10.30	2/22/23
10.32	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Megan Faust*	10-K	12/31/22	10.31	2/22/23
10.33	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Farshad Haghighi*	10-K	12/31/22	10.32	2/22/23
10.34	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Mark Rogers*	10-K	12/31/22	10.33	2/22/23
10.35	Executive Severance Agreement, dated February 13, 2023, between Amkor Technology, Inc. and Kevin Engel*	10-K	12/31/22	10.34	2/22/23
10.36	Executive Employment Agreement, effective January 1, 2023, between Amkor Technology Korea, Inc. and Steve Shin*†	10-K	12/31/22	10.35	2/22/23
10.37	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.1	7/19/18
10.38	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of July 13, 2018 (English translation).	8-K		10.2	7/19/18
10.39	Loan and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	8-K		10.3	7/19/18
10.40	Amendment to Loan and Security Agreement, dated as of July 8, 2019, by and amount Amkor Technology Singapore Holding Pte, Ltd., Bank of America, N.A. and other financial institutions.	10-Q	6/30/19	10.2	8/1/19
10.41	Guaranty and Security Agreement, dated as of July 13, 2018, by and among Amkor Technology, Inc., and Bank of America, N.A.	8-K		10.4	7/19/18
10.42	Syndicated Loan Agreement among J-Devices Corporation, Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.1	12/26/19
10.43	Guaranty by Amkor Technology, Inc. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.2	12/26/19
10.44	Deed of Guaranty by Amkor Technology Singapore Holding Pte. Ltd. in favor of Sumitomo Mitsui Banking Corporation and other financial institutions, dated as of December 23, 2019 (English translation)	8-K		10.3	12/26/19

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.45	Secured Facility Agreement, dated March 28, 2022, between Amkor Technology, Inc., as parent, Amkor Technology Singapore Holding Pte. Ltd., as borrower, the subsidiaries of the borrower set forth in the schedules thereto, as original guarantors, the Hongkong and Shanghai Banking Corporation Limited, Singapore Branch (“HSBC”) and DBS Bank Ltd., each as mandated lead arranger and bookrunner, the other financial institutions party thereto, as lenders, HSBC, as agent and offshore security trustee, and CTBC Bank Co., Ltd., as onshore security agent.	8-K		10.1	3/29/22
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					X
97.1	Excess Compensation Recovery Policy.**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
AMKOR TECHNOLOGY, INC.

By:	/s/ Guillaume Marie Jean Rutten
Guillaume Marie Jean Rutten President and Chief Executive Officer
	Date:	February 16, 2024
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

Name	Title	Date

/s/ Guillaume Marie Jean Rutten	President and Chief Executive Officer	February 16, 2024
Guillaume Marie Jean Rutten	(Principal Executive Officer)

/s/ Megan Faust	Executive Vice President, Chief Financial Officer, and Treasurer	February 16, 2024
Megan Faust	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Kim	Executive Chairman	February 16, 2024
James J. Kim

/s/ Susan Y. Kim	Executive Vice Chairman	February 16, 2024
Susan Y. Kim

/s/ Douglas A. Alexander	Director	February 16, 2024
Douglas A. Alexander

/s/ Roger A. Carolin	Director	February 16, 2024
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 16, 2024
Winston J. Churchill

/s/ Daniel Liao	Director	February 16, 2024
Daniel Liao

/s/ MaryFrances McCourt	Director	February 16, 2024
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 16, 2024
Robert R. Morse

/s/ Gil C. Tily	Director	February 16, 2024
Gil C. Tily

/s/ David N. Watson	Director	February 16, 2024
David N. Watson