Form 10-Q
period 2024-03-31
AMKOR TECHNOLOGY, INC.
filed 2024-05-01
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 25, 2024 was 246,170,251.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

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
For the Quarter Ended March 31, 2024

“will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2023 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net sales	$1,365,511	$1,471,539
Cost of sales	1,163,868	1,277,118
Gross profit	201,643	194,421
Selling, general and administrative	90,346	78,671
Research and development	38,171	47,047
Total operating expenses	128,517	125,718
Operating income	73,126	68,703
Interest expense	16,439	16,167
Other (income) expense, net	(15,295)	(3,552)
Total other expense, net	1,144	12,615
Income before taxes	71,982	56,088
Income tax expense	12,196	10,864
Net income	59,786	45,224
Net (income) loss attributable to non-controlling interests	(889)	127
Net income attributable to Amkor	$58,897	$45,351

Net income attributable to Amkor per common share:
Basic	$0.24	$0.18
Diluted	$0.24	$0.18

Shares used in computing per common share amounts:
Basic	246,008	245,330
Diluted	247,614	247,087
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$59,786	$45,224
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(308)	601
Adjustments to unrealized components of defined benefit pension plans	(85)	(97)
Foreign currency translation	(9,047)	(2,113)
Total other comprehensive income (loss)	(9,440)	(1,609)
Comprehensive income	50,346	43,615
Comprehensive (income) loss attributable to non-controlling interests	(889)	127
Comprehensive income attributable to Amkor	$49,457	$43,742
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,118,004	$1,119,818
Short-term investments (amortized cost of $454,767 and $474,663 in 2024 and 2023, respectively)	454,669	474,869
Accounts receivable, net of allowances	1,093,960	1,149,493
Inventories	331,070	393,128
Other current assets	47,312	58,502
Total current assets	3,045,015	3,195,810
Property, plant and equipment, net	3,367,434	3,299,445
Operating lease right of use assets	106,873	117,006
Goodwill	18,641	20,003
Restricted cash	781	799
Other assets	146,322	138,062
Total assets	$6,685,066	$6,771,125
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$112,968	$131,624
Trade accounts payable	618,378	754,453
Capital expenditures payable	234,762	106,368
Short-term operating lease liability	27,112	33,616
Accrued expenses	309,976	358,414
Total current liabilities	1,303,196	1,384,475
Long-term debt	1,038,346	1,071,832
Pension and severance obligations	79,647	87,133
Long-term operating lease liabilities	52,924	56,837
Other non-current liabilities	180,345	175,813
Total liabilities	2,654,458	2,776,090
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 292,494 and 292,167 shares issued; and 246,154 and 245,888 shares outstanding in 2024 and 2023, respectively	292	292
Additional paid-in capital	2,014,782	2,008,170
Retained earnings	2,199,300	2,159,831
Accumulated other comprehensive income (loss)	6,910	16,350
Treasury stock, at cost, 46,340 and 46,279 shares in 2024 and 2023, respectively	(224,157)	(222,335)
Total Amkor stockholders’ equity	3,997,127	3,962,308
Non-controlling interests in subsidiaries	33,481	32,727
Total equity	4,030,608	3,995,035
Total liabilities and equity	$6,685,066	$6,771,125
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	58,897	—	—	—	58,897	889	59,786
Other comprehensive income (loss)	—	—	—	—	(9,440)	—	—	(9,440)	—	(9,440)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(61)	(1,822)	(1,822)	—	(1,822)
Issuance of stock through share-based compensation plans	327	—	1,356	—	—	—	—	1,356	—	1,356
Share-based compensation	—	—	5,256	—	—	—	—	5,256	—	5,256
Cash dividends declared ($0.07875 per common share)	—	—	—	(19,428)	—	—	—	(19,428)	—	(19,428)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at March 31, 2024	292,494	$292	$2,014,782	$2,199,300	$6,910	(46,340)	$(224,157)	$3,997,127	$33,481	$4,030,608

Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	45,351	—	—	—	45,351	(127)	45,224
Other comprehensive income (loss)	—	—	—	—	(1,609)	—	—	(1,609)	—	(1,609)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(2,823)	(2,823)	—	(2,823)
Issuance of stock through share-based compensation plans	565	1	1,523	—	—	—	—	1,524	—	1,524
Share-based compensation	—	—	3,708	—	—	—	—	3,708	—	3,708
Cash Dividends declared ($0.075 per common share)	—	—	—	(18,426)	—	—	—	(18,426)	—	(18,426)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(136)	(136)
Balance at March 31, 2023	291,814	$292	$2,001,575	$1,901,569	$15,090	(46,269)	$(222,049)	$3,696,477	$30,686	$3,727,163
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$59,786	$45,224
Depreciation and amortization	144,925	156,762
Other operating activities and non-cash items	14,100	(2,821)
Changes in assets and liabilities	(56,499)	(23,419)
Net cash provided by operating activities	162,312	175,746
Cash flows from investing activities:
Payments for property, plant and equipment	(96,169)	(98,224)
Proceeds from sale of property, plant and equipment	3,439	652
Proceeds from foreign exchange forward contracts	740	20,267
Payments for foreign exchange forward contracts	(24,596)	(20,358)
Payments for short-term investments	(111,760)	(172,409)
Proceeds from sale of short-term investments	16,014	21,549
Proceeds from maturities of short-term investments	121,684	92,655
Other investing activities	4,545	164
Net cash used in investing activities	(86,103)	(155,704)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	370,000
Payments of revolving credit facilities	—	(370,000)
Proceeds from short-term debt	5,012	11,042
Payments of short-term debt	(5,669)	(5,840)
Payments of long-term debt	(29,100)	(35,980)
Payments of finance lease obligations	(19,684)	(15,148)
Payments of dividends	(19,383)	(18,430)
Other financing activities	(1,053)	(1,850)
Net cash used in financing activities	(69,877)	(66,206)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(8,164)	(2,943)
Net decrease in cash, cash equivalents and restricted cash	(1,832)	(49,107)
Cash, cash equivalents and restricted cash, beginning of period	1,120,617	962,406
Cash, cash equivalents and restricted cash, end of period	$1,118,785	$913,299
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$195,405	$177,615
Right of use assets acquired through finance lease liabilities	17,811	17,513
Right of use assets acquired through operating lease liabilities	2,321	3,180
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2023 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2023 Form 10-K. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Leases. Total long-term finance lease liabilities as of March 31, 2024 and December 31, 2023 were $49.7 million and $47.8 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of March 31, 2024 and December 31, 2023 were $229.8 million and $260.8 million, respectively.
Contract Liabilities. Contract liabilities were $123.6 million and $135.5 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the short-term portions of the liabilities were $67.4 million and $71.1 million, respectively. The remainder of the March 31, 2024 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the contract liabilities balance at the beginning of the period was $18.9 million and $21.5 million, respectively.
Share-based compensation. In February 2024, long-term incentive awards were granted in the form of time-vested restricted stock units (“RSUs”) and performance-vested restricted stock units (“PSUs”) to our management pursuant to the 2021 Equity Plan with different terms from those issued in prior years. For a description of the RSUs and PSUs granted in prior years, please refer to our Consolidated Financial Statements in Part II, Item 8, Note 2 of the 2023 Form 10-K.
The RSUs granted in the first quarter of 2024 will generally vest in three equal installments on the anniversary of the grant date, subject to the recipient’s continued employment with the Company at the time of vesting. The value of the RSUs is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock prior to vesting.
The PSUs granted in the first quarter of 2024 are divided between PSUs based on earnings per share in each of 2024, 2025 and 2026 (“EPS PSUs”), and PSUs based on relative total shareholder return (“rTSR PSUs”), compared to the components of the PHLX Semiconductor Index (the “SOX”) over a three-year period, with half of the awards as EPS PSUs and half as rTSR PSUs.
For the EPS PSUs, the value is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock prior to vesting. The number of shares of our common stock to be received annually at vesting will range from 0% to

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
225%. For the rTSR PSUs, the Company estimated the grant-date fair value of the PSUs subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 4.33% and annualized volatility of 46.77%. The grant date fair value of the PSUs was $27.07. The number of shares of our common stock to be received at vesting will range from 0% to 150% of the target grant amount based on rTSR performance over the three-year performance period. The Company recognizes the grant date fair value of the PSUs as compensation expense ratably over the vesting period.
Recently Issued Standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of additional income tax information, primarily related to effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this new standard on our financial statements, which is expected to result in enhanced disclosures.
2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Advanced products (1)	$1,069,709	$1,067,377
Mainstream products (2)	295,802	404,162
Total net sales	$1,365,511	$1,471,539
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2024	2023
Communications (smartphones, tablets)	47%	45%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	22%	26%
Computing (data center, infrastructure, PC/laptop, storage)	17%	17%
Consumer (AR & gaming, connected home, home electronics, wearables)	14%	12%
Total net sales	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Interest income	$(16,796)	$(10,433)
Foreign currency loss (gain), net	1,545	6,763
Other, net	(44)	118
Total other (income) expense, net	$(15,295)	$(3,552)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Income Taxes
Income tax expense of $12.2 million for the three months ended March 31, 2024 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $31.5 million as of December 31, 2023 to $30.6 million as of March 31, 2024. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$58,897	$45,351

Weighted-average number of common shares outstanding - basic	246,008	245,330
Effect of dilutive securities:
Share-based awards	1,606	1,757
Weighted-average number of common shares outstanding - diluted	247,614	247,087
Net income attributable to Amkor per common share:
Basic	$0.24	$0.18
Diluted	0.24	0.18

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Share-based awards	11	—

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	(253)	—	(9,047)	(9,300)
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	(85)	—	(140)
Other comprehensive income (loss)	(308)	(85)	(9,047)	(9,440)
Accumulated other comprehensive income (loss) at March 31, 2024	$(96)	$15,820	$(8,814)	$6,910

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	645	—	(2,113)	(1,468)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(97)	—	(141)
Other comprehensive income (loss)	601	(97)	(2,113)	(1,609)
Accumulated other comprehensive income (loss) at March 31, 2023	$(972)	$14,123	$1,939	$15,090
(1) Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2) Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of March 31, 2024 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	March 31, 2024
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$51,970	$—	$—	$51,970	$—	$51,970
Corporate bonds	1,657	—	—	1,657	—	1,657
Money market funds	97,440	—	—	97,440	97,440	—
U.S. government bonds	16,936	—	—	16,936	16,936	—
Total cash equivalents (2)	168,003	—	—	168,003	114,376	53,627
Short-term investments
Asset-backed securities	62,076	99	(27)	62,148	—	62,148
Certificate of deposits	19,294	—	—	19,294	19,294	—
Commercial paper	45,383	—	—	45,383	—	45,383
Corporate bonds	255,876	277	(301)	255,852	—	255,852
U.S. government agency bonds	4,729	—	(4)	4,725	—	4,725
U.S. government bonds	62,212	—	(142)	62,070	62,070	—
Total short-term investments	449,570	376	(474)	449,472	81,364	368,108
Total	$617,573	$376	$(474)	$617,475	$195,740	$421,735

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2023
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$138	$—	$—	$138	$—	$138
Commercial paper	48,063	—	—	48,063	—	48,063
Money market funds	60,719	—	—	60,719	60,719	—
U.S. government bonds	2,996	—	—	2,996	2,996	—
Total cash equivalents	111,916	—	—	111,916	63,715	48,201
Short-term investments
Asset-backed securities	65,340	170	(22)	65,488	—	65,488
Certificate of deposits	17,086	—	—	17,086	17,086	—
Commercial paper	56,273	—	—	56,273	—	56,273
Corporate bonds	251,671	432	(299)	251,804	—	251,804
U.S. government agency bonds	13,200	—	(9)	13,191	—	13,191
U.S. government bonds	65,881	13	(79)	65,815	65,815	—
Total short-term investments	469,451	615	(409)	469,657	82,901	386,756
Total	$581,367	$615	$(409)	$581,573	$146,616	$434,957
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)For three months ended March 31, 2024 and 2023, we sold cash equivalent investments for proceeds of $5.8 million and $13.0 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of March 31, 2024:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$459,067	$458,887
After 1 year through 5 years	96,430	96,440
Asset-backed securities	62,076	62,148
Total	$617,573	$617,475
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.
As of March 31, 2024 and December 31, 2023, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year was $5.2 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2024 and 2023, we sold receivables totaling $24.4 million and $78.0 million, respectively, net of discounts and fees. Discounts and fees were insignificant for the three months ended March 31, 2024, and $0.2 million for the three months ended March 31, 2023.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Land	$211,211	$212,722
Buildings and improvements	2,149,095	2,080,589
Machinery and equipment	7,104,414	7,022,614
Finance lease assets	224,983	209,506
Furniture, fixtures and other equipment	22,460	22,655
Software and computer equipment	206,633	200,362
Construction in progress	198,263	223,332
Total property, plant and equipment	10,117,059	9,971,780
Accumulated depreciation and amortization	(6,749,625)	(6,672,335)
Total property, plant and equipment, net	$3,367,434	$3,299,445

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Depreciation expense	$144,787	$156,614

We periodically assess the estimated useful lives of our property, plant and equipment. Based on our assessment of test equipment and its increased interchangeability enabling broader and longer use, we extended the estimated useful lives of test equipment from five years to seven years as of January 1, 2024. As a result, the reduction in depreciation expense of approximately $15 million benefited net income and diluted earnings per share by approximately $13 million and $0.05 for the first quarter of 2024, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Payroll and benefits	$95,100	$115,604
Deferred revenue and customer advances	67,439	71,117
Short-term finance lease liabilities	52,734	57,761
Income taxes payable	30,471	35,215
Accrued severance plan obligations	7,518	7,906
Accrued interest	2,318	11,175
Other accrued expenses	54,396	59,636
Total accrued expenses	$309,976	$358,414

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	March 31, 2024	December 31, 2023
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 1.85%, due April 2024 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	4,136	5,098
Term loan, fixed rate at 1.35%, due December 2024	28,246	40,414
Term loan, fixed rate at 1.20%, due December 2025	25,206	30,913
Term loan, fixed rate at 1.23%, due December 2026	47,605	55,729
Term loan, fixed rate at 1.59%, due December 2027	77,800	89,053
Term loan, fixed rate at 1.80%, due December 2028	109,845	124,078
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, weighted average of 6.06% as of March 31, 2024, due June 2025	37,000	37,000
Term loans, SOFR plus 0.75%, weighted average of 6.06% as of March 31, 2024, due 2025	57,000	57,500
Term loans, SOFR plus 0.95%, due December 2026 (3)	45,000	45,000
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (4)	—	—
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (5)	—	—
	1,156,838	1,209,785
Less: Unamortized discount and deferred debt costs, net	(5,524)	(6,329)
Less: Short-term borrowings and current portion of long-term debt	(112,968)	(131,624)
Long-term debt	$1,038,346	$1,071,832
(1)In April 2021, we entered into a ₩80.0 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 1.85%. As of March 31, 2024, ₩80.0 billion, or approximately $59 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of March 31, 2024 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.18% to 0.20% (weighted average of 0.25% as of March 31, 2024). As of March 31, 2024, $2.9 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In February 2024, Amkor Assembly & Test (Shanghai) Co. Ltd. amended the term loan due December 2026 to reduce the interest rate from SOFR plus 1.40% to SOFR plus 0.95% (weighted average of 6.27% as of March 31, 2024). This contractual amendment is treated as a modification with no recognized gain or loss.
(4)In March 2022, Amkor Technology Taiwan Ltd. (“ATT”) amended an existing revolving credit facility to reduce availability from $36.0 million to $15.0 million. As of March 31, 2024, $15.0 million was available for future borrowings under such credit facility.
(5)In March 2022, Amkor Technology Singapore Holdings Pte. Ltd. (“ATSH”) entered into a $600.0 million senior secured revolving credit facility (the “2022 Singapore Revolver”), which is guaranteed by Amkor Technology, Inc., ATT and Amkor Advanced Technology, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2024, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of March 31, 2024, the collateralized debt balance was $627.7 million, of which $319.0 million of assets were pledged as collateral.
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
We were in compliance with all debt covenants at March 31, 2024.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Service cost	$3,484	$3,828
Interest cost	1,459	1,603
Expected return on plan assets	(1,418)	(1,311)
Recognized actuarial gain	(97)	(98)
Net periodic pension cost	$3,428	$4,022
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Defined contribution expense	$8,414	$8,796

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.
As of March 31, 2024 and December 31, 2023, our foreign exchange forward contracts consisted of the following:

	March 31, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Japanese yen	$235,397	$457	Other current assets	$279,027	$2,745	Other current assets
Korean won	76,415	(11)	Accrued expenses	59,036	(97)	Accrued expenses
Philippine peso	9,009	(12)	Accrued expenses	6,553	(20)	Accrued expenses
Singapore dollar	14,741	(50)	Accrued expenses	11,506	20	Other current assets
Taiwan dollar	38,850	28	Other current assets	37,914	89	Other current assets
Total forward contracts	$374,412	$412		$394,036	$2,737
For the three months ended March 31, 2024 and 2023, the derivatives resulted in a net loss of $27.5 million and $12.0 million, which were partially offset by the foreign currency gains associated with the underlying net liabilities.

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
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$528,008	$522,028	$531,778	$521,839
Revolving credit facilities and term loans (Level 2)	615,973	629,286	666,316	681,617
Total debt	$1,143,981	$1,151,314	$1,198,094	$1,203,456
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Lease Commitments
As of March 31, 2024 we have entered into additional lease agreements that have not yet commenced of approximately $58 million.

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

Our broad geographic footprint, including our manufacturing presence in multiple countries across Asia, in Portugal and our headquarters in the United States, is a key differentiator and positions us to continue to support global supply chains and to participate in initiatives to regionalize supply chains. We are preparing to deliver advanced system-in-package (“SiP”) modules and other advanced packages from our Vietnam Facility beginning in the second half of 2024. In addition, we are progressing plans to build an advanced packaging and test facility in Arizona. We believe our unique geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains.

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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of March 31, 2024, we had cash and cash equivalents and short-term investments of $1,118.0 million and $454.7 million, respectively.

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
Financial Summary
Our net sales decreased $106.0 million, or 7.2%, to $1,365.5 million for the three months ended March 31, 2024 compared to $1,471.5 million for the three months ended March 31, 2023. The decrease was primarily due to lower sales in our automotive and industrial end market.
Gross margin for the three months ended March 31, 2024 increased to 14.8% compared to 13.2% for the three months ended March 31, 2023. The increase in gross margin was primarily due to the extension of the estimated useful life of our test equipment from five years to seven years, a decrease in the mix of products sold with higher material content and net favorable foreign currency exchange rate movements, partially offset by a decrease in net sales and resulting lower factory utilization.
Operating income margin increased 70 basis points to 5.4% for the three months ended March 31, 2024 from 4.7% for the three months ended March 31, 2023. The increase in our operating income margin was primarily due to the increase in our gross margin discussed above and recovery of bad debt expense, partially offset by costs associated with the opening of the Vietnam Facility and increased employee compensation costs.
Our capital expenditures totaled $96.2 million for the three months ended March 31, 2024 compared to $98.2 million for the three months ended March 31, 2023. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $162.3 million for the three months ended March 31, 2024 compared to $175.7 million for the three months ended March 31, 2023. This decrease was primarily due to changes in working capital, offset by higher operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Materials	51.9%	52.9%
Labor	11.2%	11.3%
Other manufacturing costs	22.1%	22.6%
Gross margin	14.8%	13.2%
Selling, general and administrative	6.6%	5.3%
Research and development	2.8%	3.2%
Operating income	5.4%	4.7%
Net income attributable to Amkor	4.3%	3.1%

Net Sales

	For the Three Months Ended March 31,
	2024	2023	Change
	(In thousands, except percentages)
Net sales	$1,365,511	$1,471,539	$(106,028)	(7.2)%

The decrease in net sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to lower sales in our automotive and industrial end market. This end market decreased 22% compared to 2023, mainly due to elevated customer inventories.
Gross Profit and Gross Margin

	For the Three Months Ended March 31,
	2024	2023	Change
	(In thousands, except percentages)
Gross profit	$201,643	$194,421	$7,222
Gross margin	14.8%	13.2%	1.6%
Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending on product mix, utilization, foreign currency exchange rate movements and seasonality. We have expanded our business in advanced packaging, which tends to have higher material costs than our other products. As we continue to increase production of these higher material cost products, there could be an impact on our profitability, depending on overall utilization.
Gross profit and gross margin increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the extension of the estimated useful life of our test equipment from five years to seven years, a decrease in the mix of products sold with higher material content and net favorable foreign currency exchange rate movements, partially offset by a decrease in net sales and resulting lower factory utilization.
Selling, General and Administrative

	For the Three Months Ended March 31,
	2024	2023	Change
	(In thousands, except percentages)
Selling, general and administrative	$90,346	$78,671	$11,675	14.8%
Selling, general and administrative expenses increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to costs associated with the opening of the Vietnam Facility and increased employee compensation costs, partially offset by the recovery of bad debt expense.
Research and Development

	For the Three Months Ended March 31,
	2024	2023	Change
	(In thousands, except percentages)
Research and development	$38,171	$47,047	$(8,876)	(18.9)%
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
Research and development expenses decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to utilization mix of assets shared with manufacturing and projects moving into production, partially offset by incremental research and development costs in our Portugal facility.

Other Income and Expense

	For the Three Months Ended March 31,
	2024	2023	Change
	(In thousands, except percentages)
Interest expense	$16,439	$16,167	$272	1.7%
Interest income	(16,796)	(10,433)	(6,363)	61.0%
Foreign currency loss (gain), net	1,545	6,763	(5,218)	(77.2)%
Other, net	(44)	118	(162)	>(100)%
Total other expense, net	$1,144	$12,615	$(11,471)	(90.9)%
Interest income increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increases in our cash and cash equivalent and available-for-sale debt investment balances and higher interest rates.
The changes in foreign currency loss (gain), net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily due to managing more of our net monetary exposure with foreign exchange forward contracts and the strengthening of the U.S. dollar compared to the foreign currencies of our subsidiaries, mainly the Japanese yen, and the associated impact on our net monetary exposure.
Income Tax Expense

	For the Three Months Ended March 31,
	2024	2023	Change
	(In thousands)
Income tax expense	$12,196	$10,864	$1,332
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in income before income taxes.
During the three months ended March 31, 2024 and 2023, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. Beginning in 2024, our subsidiary in Vietnam also operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

See Note 4 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information about our income tax expense.

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
As of March 31, 2024, we had cash and cash equivalents and short-term investments of $1,572.7 million. Included in our cash and short-term investments balances as of March 31, 2024 is $1,393.1 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of March 31, 2024, our net liability associated with unrecognized tax benefits is $26.7 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and timing of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the three months ended March 31, 2024 and 2023, we sold accounts receivable totaling $24.4 million and $78.0 million, respectively, net of discounts and fees. Discounts and fees were insignificant for the three months ended March 31, 2024, and $0.2 million for the three months ended March 31, 2023.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2024, we had availability of $600.0 million. As of March 31, 2024, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $62.3 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of March 31, 2024, we had debt of $1,151.3 million, with $113.0 million payable within 12 months. As of March 31, 2024, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2024 for variable rate debt, were $160.4 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $51.4 million. We were in compliance with all debt covenants as of March 31, 2024, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of March 31, 2024, the severance liability was $44.3 million, with $7.5 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of March 31, 2024, we had foreign pension plan obligations of $42.7 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2023 Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of March 31, 2024, our total remaining operating lease obligations and finance lease obligations were $93.7 million and $114.7 million, respectively, with $30.3 million and $57.4 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of March 31, 2024, the purchase obligations were $441.6 million, with $394.9 million payable within 12 months.
Capital Returns
During the three months ended March 31, 2024, we paid total quarterly cash dividends of $19.4 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the three months ended March 31, 2024, our capital expenditures totaled $96.2 million.
We expect that our 2024 capital expenditures will be approximately $750 million. Ultimately, the amount of our 2024 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. We expect that our 2024 capital expenditures related to our planned advanced packaging and test facility in Arizona will be primarily for design and construction planning. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 7 and Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information on our investments and borrowings, respectively.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2024 and 2023, was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating activities	$162,312	$175,746
Investing activities	(86,103)	(155,704)
Financing activities	(69,877)	(66,206)
Operating activities:   Our cash flow provided by operating activities for the three months ended March 31, 2024 decreased by $13.4 million compared to the three months ended March 31, 2023, primarily due to changes in working capital, offset by higher operating profits.
Investing activities:   Our cash flow used in investing activities for the three months ended March 31, 2024 decreased by $69.6 million compared to the three months ended March 31, 2023, primarily due to lower payments for short-term investments and higher proceeds from maturities of short-term investments, offset by higher net payments for foreign exchange forward contracts.
Financing activities:   The net cash used in financing activities for the three months ended March 31, 2024 and 2023 was primarily due to net debt repayments, the payments of our quarterly dividend and finance lease obligations.
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

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$162,312	$175,746
Payments for property, plant and equipment	(96,169)	(98,224)
Proceeds from sale of and grants for property, plant and equipment	8,022	652
Free cash flow	$74,165	$78,174
New Accounting Pronouncements
For information regarding recently adopted and recently issued accounting standards, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2024 would have been approximately $13 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2024, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the three months ended March 31, 2024, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2024 would have been approximately $35 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. The effect of foreign exchange rate translation for these entities was a loss of $9.0 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2024:

	2024 - Remaining	2025	2026	2027	2028	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$84,936	$125,586	$111,183	$618,872	$73,125	$—	$1,013,702	$1,001,118
Average interest rate	1.4%	1.7%	1.8%	5.9%	2.0%	—%	4.3%
Variable rate debt	$8,636	$91,500	$43,000	$—	$—	$—	$143,136	$142,863
Average interest rate	3.3%	6.1%	6.3%	—%	—%	—%	6.0%
Total debt maturities	$93,572	$217,086	$154,183	$618,872	$73,125	$—	$1,156,838	$1,143,981
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in Note 17 to the 2023 Form 10-K.

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
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business. For example, the Covid-19 pandemic and resulting supply chain disruptions and economic turbulence created extended lead times for some materials and equipment, and furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have impacted the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
For example, as seen in the automotive end market in 2020, the Covid-19 pandemic and restrictions imposed by governmental authorities to mitigate the spread of Covid-19 may decrease demand for our customers’ products and services, thereby adversely impacting their demand for our services.
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
The Covid-19 pandemic impacted our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with the outbreak. National, regional, and local governments implemented, and may implement in the future, public health measures to mitigate the spread of Covid-19, the emergence of new variants or the re-emergence of Covid-19 in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.
We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $44.3 million as of March 31, 2024. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees the option to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption or failures of third-party provider systems, computer viruses, attacks by computer hackers, ransomware attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information and/or disruptions to our operations. While we have not experienced a material information security breach, we cannot be sure that such a breach will not occur in the future. The information technology systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems.

From time to time, we make additions or changes to our information technology systems. For example, we continue to further integrate information technology systems in our facilities in Japan into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2024, our total debt balance was $1,151.3 million, of which $113.0 million was classified as a current liability and $627.7 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
As of March 31, 2024, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.0 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.6 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of March 31, 2024, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
Mr. Kim and his family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders including the election of our Board of Directors, by voting their shares or otherwise acting by written consent. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership. Also, the sale or the prospect of the sale of a substantial portion of the Kim family shares may cause the market price of our stock to decline significantly.
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
Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, and fraud or corruption. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections concerning the effectiveness of internal controls in future periods are subject to the risk that our internal controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries we operate in have already started to implement laws based on the Pillar Two Model Rules to be effective in 2024. We do not believe the Pillar Two Model Rules have any material impact to our 2024 results. However, there can be no assurance that our effective tax rate, tax payments or conditional reduced tax rates will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two Model Rules. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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
General Risk Factors
The Covid-19 pandemic impacted, and may impact in the future, the supply chain and consumer demand for our customers’ products and services, and such impact on the supply chain and consumer demand may ultimately have a material and adverse effect on our business, results of operations and financial condition.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$—
February 1 - February 29	60,710	30.01	—	—
March 1 - March 31	2	31.03	—	—
Total	60,712	$30.01	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: May 1, 2024