Form 10-Q
period 2024-06-30
AMKOR TECHNOLOGY, INC.
filed 2024-07-30
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 23, 2024 was 246,389,171.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2024, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of health conditions or pandemics, such as the Covid-19 pandemic, on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated schedule for and benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (22) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (23) the impact of rising

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

interest rates on our investment portfolio and (24) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2023 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$1,461,474	$1,457,922	$2,826,985	$2,929,461
Cost of sales	1,249,099	1,271,052	2,412,967	2,548,170
Gross profit	212,375	186,870	414,018	381,291
Selling, general and administrative	91,280	64,860	181,626	143,531
Research and development	39,568	45,688	77,739	92,735
Total operating expenses	130,848	110,548	259,365	236,266
Operating income	81,527	76,322	154,653	145,025
Interest expense	15,805	14,354	32,244	30,521
Other (income) expense, net	(15,848)	(11,883)	(31,143)	(15,435)
Total other (income) expense, net	(43)	2,471	1,101	15,086
Income before taxes	81,570	73,851	153,552	129,939
Income tax expense	14,312	9,407	26,508	20,271
Net income	67,258	64,444	127,044	109,668
Net income attributable to non-controlling interests	(361)	(158)	(1,250)	(31)
Net income attributable to Amkor	$66,897	$64,286	$125,794	$109,637

Net income attributable to Amkor per common share:
Basic	$0.27	$0.26	$0.51	$0.45
Diluted	$0.27	$0.26	$0.51	$0.44

Shares used in computing per common share amounts:
Basic	246,228	245,637	246,118	245,485
Diluted	247,860	246,964	247,790	247,046
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$67,258	$64,444	$127,044	$109,668
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(211)	(510)	(519)	92
Adjustments to unrealized components of defined benefit pension plans	(85)	(97)	(170)	(195)
Foreign currency translation	(2,400)	(13,051)	(11,447)	(15,164)
Total other comprehensive income (loss)	(2,696)	(13,658)	(12,136)	(15,267)
Comprehensive income	64,562	50,786	114,908	94,401
Comprehensive (income) loss attributable to non-controlling interests	(361)	(158)	(1,250)	(31)
Comprehensive income attributable to Amkor	$64,201	$50,628	$113,658	$94,370
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,079,663	$1,119,818
Short-term investments (amortized cost of $466,128 and $474,663 in 2024 and 2023, respectively)	465,804	474,869
Accounts receivable, net of allowances	1,147,940	1,149,493
Inventories	379,259	393,128
Other current assets	64,175	58,502
Total current assets	3,136,841	3,195,810
Property, plant and equipment, net	3,480,996	3,299,445
Operating lease right of use assets	105,527	117,006
Goodwill	17,536	20,003
Restricted cash	762	799
Other assets	123,888	138,062
Total assets	$6,865,550	$6,771,125
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$154,403	$131,624
Trade accounts payable	734,755	754,453
Capital expenditures payable	274,702	106,368
Short-term operating lease liability	23,987	33,616
Accrued expenses	318,753	358,414
Total current liabilities	1,506,600	1,384,475
Long-term debt	949,320	1,071,832
Pension and severance obligations	78,423	87,133
Long-term operating lease liabilities	54,550	56,837
Other non-current liabilities	193,323	175,813
Total liabilities	2,782,216	2,776,090
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 292,642 and 292,167 shares issued; and 246,302 and 245,888 shares outstanding in 2024 and 2023, respectively	293	292
Additional paid-in capital	2,022,512	2,008,170
Retained earnings	2,246,795	2,159,831
Accumulated other comprehensive income (loss)	4,214	16,350
Treasury stock, at cost, 46,340 and 46,279 shares in 2024 and 2023, respectively	(224,157)	(222,335)
Total Amkor stockholders’ equity	4,049,657	3,962,308
Non-controlling interests in subsidiaries	33,677	32,727
Total equity	4,083,334	3,995,035
Total liabilities and equity	$6,865,550	$6,771,125
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2024	292,494	$292	$2,014,782	$2,199,300	$6,910	(46,340)	$(224,157)	$3,997,127	$33,481	$4,030,608
Net income	—	—	—	66,897	—	—	—	66,897	361	67,258
Other comprehensive income (loss)	—	—	—	—	(2,696)	—	—	(2,696)	—	(2,696)
Issuance of stock through share-based compensation plans	148	1	1,459	—	—	—	—	1,460	—	1,460
Share-based compensation	—	—	6,271	—	—	—	—	6,271	—	6,271
Cash dividends declared ($0.07875 per common share)	—	—	—	(19,402)	—	—	—	(19,402)	—	(19,402)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at June 30, 2024	292,642	$293	$2,022,512	$2,246,795	$4,214	(46,340)	$(224,157)	$4,049,657	$33,677	$4,083,334

Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	125,794	—	—	—	125,794	1,250	127,044
Other comprehensive income (loss)	—	—	—	—	(12,136)	—	—	(12,136)	—	(12,136)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(61)	(1,822)	(1,822)	—	(1,822)
Issuance of stock through share-based compensation plans	475	1	2,814	—	—	—	—	2,815	—	2,815
Share-based compensation	—	—	11,528	—	—	—	—	11,528	—	11,528
Cash dividends declared ($0.1575 per common share)	—	—	—	(38,830)	—	—	—	(38,830)	—	(38,830)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(300)	(300)
Balance at June 30, 2024	292,642	$293	$2,022,512	$2,246,795	$4,214	(46,340)	$(224,157)	$4,049,657	$33,677	$4,083,334

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2023	291,814	$292	$2,001,575	$1,901,569	$15,090	(46,269)	$(222,049)	$3,696,477	$30,686	$3,727,163
Net income	—	—	—	64,286	—	—	—	64,286	158	64,444
Other comprehensive income (loss)	—	—	—	—	(13,658)	—	—	(13,658)	—	(13,658)
Issuance of stock through share-based compensation plans	144	—	401	—	—	—	—	401	—	401
Share-based compensation	—	—	3,079	—	—	—	—	3,079	—	3,079
Cash Dividends declared ($0.075 per common share)	—	—	—	(18,435)	—	—	—	(18,435)	—	(18,435)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at June 30, 2023	291,958	$292	$2,005,055	$1,947,420	$1,432	(46,269)	$(222,049)	$3,732,150	$30,709	$3,762,859

Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	109,637	—	—	—	109,637	31	109,668
Other comprehensive income (loss)	—	—	—	—	(15,267)	—	—	(15,267)	—	(15,267)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(111)	(2,823)	(2,823)	—	(2,823)
Issuance of stock through share-based compensation plans	709	1	1,924	—	—	—	—	1,925	—	1,925
Share-based compensation	—	—	6,787	—	—	—	—	6,787	—	6,787
Cash Dividends declared ($0.15 per common share)	—	—	—	(36,861)	—	—	—	(36,861)	—	(36,861)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(271)	(271)
Balance at June 30, 2023	291,958	$292	$2,005,055	$1,947,420	$1,432	(46,269)	$(222,049)	$3,732,150	$30,709	$3,762,859
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$127,044	$109,668
Depreciation and amortization	294,874	314,647
Other operating activities and non-cash items	17,966	4,784
Changes in assets and liabilities	(52,816)	(6,521)
Net cash provided by operating activities	387,068	422,578
Cash flows from investing activities:
Payments for property, plant and equipment	(262,543)	(282,309)
Proceeds from sale of property, plant and equipment	4,813	1,107
Proceeds from foreign exchange forward contracts	5,088	22,451
Payments for foreign exchange forward contracts	(43,091)	(50,170)
Payments for short-term investments	(279,526)	(355,135)
Proceeds from sale of short-term investments	30,914	47,000
Proceeds from maturities of short-term investments	263,932	193,315
Other investing activities	5,354	4,869
Net cash used in investing activities	(275,059)	(418,872)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	370,000
Payments of revolving credit facilities	—	(370,000)
Proceeds from short-term debt	5,012	11,043
Payments of short-term debt	(8,055)	(11,149)
Proceeds from long-term debt	58,727	—
Payments of long-term debt	(116,921)	(72,061)
Payments of finance lease obligations	(38,678)	(31,129)
Payments of dividends	(38,778)	(36,874)
Other financing activities	216	(1,589)
Net cash used in financing activities	(138,477)	(141,759)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(13,724)	(16,091)
Net decrease in cash, cash equivalents and restricted cash	(40,192)	(154,144)
Cash, cash equivalents and restricted cash, beginning of period	1,120,617	962,406
Cash, cash equivalents and restricted cash, end of period	$1,080,425	$808,262
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$255,244	$294,094
Right of use assets acquired through finance lease liabilities	68,195	26,053
Right of use assets acquired through operating lease liabilities	9,373	3,651
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2023 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2023 Form 10-K. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Leases. Total long-term finance lease liabilities as of June 30, 2024 and December 31, 2023 were $76.3 million and $47.8 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of June 30, 2024 and December 31, 2023 were $218.5 million and $260.8 million, respectively.
Contract Liabilities. Contract liabilities were $110.0 million and $135.5 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the short-term portions of the liabilities were $63.6 million and $71.1 million, respectively. The remainder of the June 30, 2024 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of the period was $37.0 million and $39.2 million, respectively.
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
For the EPS PSUs, the value is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
prior to vesting. The number of shares of our common stock to be received annually at vesting will range from 0% to 225%. For the rTSR PSUs, the Company estimated the grant-date fair value of the PSUs subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 4.33% and annualized volatility of 46.77%. The grant date fair value of the PSUs was $27.07. The number of shares of our common stock to be received at vesting will range from 0% to 150% of the target grant amount based on rTSR performance over the three-year performance period. The Company recognizes the grant date fair value of the PSUs as compensation expense ratably over the vesting period.
Recently Issued Standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of additional income tax information, primarily related to effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. The new standard will result in enhanced disclosures in our financial statements.

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Advanced products (1)	$1,179,843	$1,084,361	$2,249,552	$2,151,738
Mainstream products (2)	281,631	373,561	577,433	777,723
Total net sales	$1,461,474	$1,457,922	$2,826,985	$2,929,461
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Communications (smartphones, tablets)	48%	41%	48%	43%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	20%	23%	20%	25%
Computing (data center, infrastructure, PC/laptop, storage)	20%	20%	19%	18%
Consumer (AR & gaming, connected home, home electronics, wearables)	12%	16%	13%	14%
Total net sales	100%	100%	100%	100%

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$(17,698)	$(12,019)	$(34,494)	$(22,452)
Foreign currency loss (gain), net	1,921	49	3,466	6,812
Other, net	(71)	87	(115)	205
Total other (income) expense, net	$(15,848)	$(11,883)	$(31,143)	$(15,435)

4.    Income Taxes
Income tax expense of $26.5 million for the six months ended June 30, 2024 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits increased from $31.5 million as of December 31, 2023 to $32.2 million as of June 30, 2024. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$66,897	$64,286	$125,794	$109,637

Weighted-average number of common shares outstanding - basic	246,228	245,637	246,118	245,485
Effect of dilutive securities:
Share-based awards	1,632	1,327	1,672	1,561
Weighted-average number of common shares outstanding - diluted	247,860	246,964	247,790	247,046
Net income attributable to Amkor per common share:
Basic	$0.27	$0.26	$0.51	$0.45
Diluted	0.27	0.26	0.51	0.44
There were no anti-dilutive shares for the three and six months ended June 30, 2024 and 2023.

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	(419)	—	(11,447)	(11,866)
Amounts reclassified from accumulated other comprehensive income (loss)	(100)	(170)	—	(270)
Other comprehensive income (loss)	(519)	(170)	(11,447)	(12,136)
Accumulated other comprehensive income (loss) at June 30, 2024	$(307)	$15,735	$(11,214)	$4,214

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	176	—	(15,164)	(14,988)
Amounts reclassified from accumulated other comprehensive income (loss)	(84)	(195)	—	(279)
Other comprehensive income (loss)	92	(195)	(15,164)	(15,267)
Accumulated other comprehensive income (loss) at June 30, 2023	$(1,481)	$14,025	$(11,112)	$1,432
(1)    Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2)    Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).
(3)    Includes the gain (loss) from net investment hedges (Note 13).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of June 30, 2024 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	June 30, 2024
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$48,055	$—	$—	$48,055	$—	$48,055
Corporate bonds	708	—	—	708	—	708
Money market funds	109,377	—	—	109,377	109,377	—
U.S. government bonds	3,704	—	—	3,704	3,704	—
Total cash equivalents (2)	161,844	—	—	161,844	113,081	48,763
Short-term investments
Asset-backed securities	57,317	42	(33)	57,326	—	57,326
Certificate of deposits	24,233	—	—	24,233	24,233	—
Commercial paper	48,208	—	—	48,208	—	48,208
Corporate bonds	262,294	165	(374)	262,085	—	262,085
Municipal bonds	1,004	—	(1)	1,003	—	1,003
U.S. government agency bonds	3,548	—	(3)	3,545	—	3,545
U.S. government bonds	65,247	5	(125)	65,127	65,127	—
Total short-term investments	461,851	212	(536)	461,527	89,360	372,167
Total	$623,695	$212	$(536)	$623,371	$202,441	$420,930

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
(2)For six months ended June 30, 2024 and 2023, we sold cash equivalent investments for proceeds of $16.6 million and $40.1 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of June 30, 2024:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$484,229	$484,015
After 1 year through 5 years	82,149	82,030
Asset-backed securities	57,317	57,326
Total	$623,695	$623,371
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.
As of June 30, 2024, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year were $4.3 million and $4.2 million, respectively. As of December 31, 2023, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year were $5.2 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2024, we sold receivables totaling $11.7 million and $36.1 million, respectively, net of discounts and fees. Discounts and fees were insignificant for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, we sold receivables totaling $49.4 million and $127.4 million, net of discounts and fees of $0.1 million and $0.3 million, respectively.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Land	$209,986	$212,722
Buildings and improvements	2,153,286	2,080,589
Machinery and equipment	7,189,878	7,022,614
Finance lease assets	252,988	209,506
Furniture, fixtures and other equipment	22,377	22,655
Software and computer equipment	211,491	200,362
Construction in progress	266,005	223,332
Total property, plant and equipment	10,306,011	9,971,780
Accumulated depreciation and amortization	(6,825,015)	(6,672,335)
Total property, plant and equipment, net	$3,480,996	$3,299,445

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Depreciation expense	$149,817	$157,742	$294,605	$314,357

We periodically assess the estimated useful lives of our property, plant and equipment. Based on our assessment of test equipment and its increased interchangeability enabling broader and longer use, we extended the estimated useful lives of test equipment from five years to seven years as of January 1, 2024. As a result, depreciation expense was reduced by approximately $15 million and $31 million for the three and six months ended June 30, 2024, respectively. This benefited net income by approximately $13 million and $25 million and diluted earnings per share by $0.05 and $0.10 for each period, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Payroll and benefits	$104,998	$115,604
Deferred revenue and customer advances	63,608	71,117
Short-term finance lease liabilities	57,062	57,761
Income taxes payable	13,131	35,215
Accrued interest	11,268	11,175
Accrued severance plan obligations	7,426	7,906
Other accrued expenses	61,260	59,636
Total accrued expenses	$318,753	$358,414

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	June 30, 2024	December 31, 2023
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	1,579	5,098
Term loan, fixed rate at 1.35%, due December 2024	17,715	40,414
Term loan, fixed rate at 1.20%, due December 2025	20,326	30,913
Term loan, fixed rate at 1.23%, due December 2026	40,714	55,729
Term loan, fixed rate at 1.59%, due December 2027	68,312	89,053
Term loan, fixed rate at 1.80%, due December 2028	97,899	124,078
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, weighted average of 6.06% as of June 30, 2024, due June 2025	36,000	37,000
Term loans, SOFR plus 0.75%, weighted average of 6.06% as of June 30, 2024, due 2025	56,500	57,500
Term loans, SOFR plus 0.95%, due December 2026 (3)	44,500	45,000
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (4)	—	—
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (5)	—	—
	1,108,545	1,209,785
Less: Unamortized discount and deferred debt costs, net	(4,822)	(6,329)
Less: Short-term borrowings and current portion of long-term debt	(154,403)	(131,624)
Long-term debt	$949,320	$1,071,832
(1)In April 2021, we entered into a ₩80.0 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 3.95%. During the six months ended June 30, 2024, we borrowed $58.7 million, which we immediately repaid. As of June 30, 2024, ₩80.0 billion, or approximately $58 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of June 30, 2024 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.18% to 0.20% (weighted average of 0.38% as of June 30, 2024). As of June 30, 2024, $4.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In February 2024, Amkor Assembly & Test (Shanghai) Co. Ltd. amended the term loan due December 2026 to reduce the interest rate from SOFR plus 1.40% to SOFR plus 0.95% (weighted average of 6.30% as of June 30, 2024). This contractual amendment is treated as a modification with no recognized gain or loss.
(4)In March 2022, Amkor Technology Taiwan Ltd. (“ATT”) amended an existing revolving credit facility to reduce availability from $36.0 million to $15.0 million. As of June 30, 2024, $15.0 million was available for future borrowings under such credit facility.
(5)In March 2022, Amkor Technology Singapore Holdings Pte. Ltd. (“ATSH”) entered into a $600.0 million senior secured revolving credit facility (the “2022 Singapore Revolver”), which is guaranteed by Amkor Technology, Inc., ATT and Amkor Advanced Technology, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of June 30, 2024, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of June 30, 2024, the collateralized debt balance was $582.0 million, of which $312.1 million of assets were pledged as collateral.
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
We were in compliance with all debt covenants at June 30, 2024.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Service cost	$3,356	$3,697	$6,840	$7,525
Interest cost	1,412	1,558	2,871	3,161
Expected return on plan assets	(1,369)	(1,278)	(2,787)	(2,589)
Recognized actuarial gain	(96)	(105)	(193)	(203)
Net periodic pension cost	$3,303	$3,872	$6,731	$7,894
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Defined contribution expense	$6,065	$6,253	$14,479	$15,049

13.    Derivatives
We use foreign currency forward contracts to mitigate foreign currency risk of certain monetary assets and liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.
In April 2024, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts, generally settled monthly, that are designated as hedges of net investments. The difference between the forward rate and the spot rate of the net investment hedge forward contracts is excluded from the assessment of hedge effectiveness and subsequently reported in other (income) expense, net on a straight-line basis over the life of the forward contracts. Changes in the fair value of the forward contracts are recognized in other comprehensive income (loss) within foreign currency translation.
As of June 30, 2024 and December 31, 2023, our foreign exchange forward contracts consisted of the following:

	June 30, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Japanese yen	$198,258	$(1,534)	Accrued expenses	$279,027	$2,745	Other current assets
Korean won	76,373	303	Other current assets	59,036	(97)	Accrued expenses
Philippine peso	7,149	(5)	Accrued expenses	6,553	(20)	Accrued expenses
Singapore dollar	7,373	(11)	Accrued expenses	11,506	20	Other current assets
Taiwan dollar	40,535	58	Other current assets	37,914	89	Other current assets
Total forward contracts not designated as hedging instruments	$329,688	$(1,189)		$394,036	$2,737

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$121,436	$935	Other current assets	$—	$—	N/A
Total forward contracts designated as net investment hedging instruments	$121,436	$935		$—	$—
For the three and six months ended June 30, 2024, the derivatives not designated as hedging instruments resulted in a net loss of $19.1 million and $46.6 million, respectively, which were nearly offset by the foreign currency gains associated with the underlying net liabilities. For the three and six months ended June 30, 2023, the derivatives not designated as hedging instruments resulted in a net loss of $26.4 million and $38.4 million, respectively, which were partially offset by the foreign currency gains associated with the underlying net liabilities.
For the three and six months ended June 30, 2024, a gain of $1.1 million was recognized in other (income) expense, net for the difference between the forward rate and the spot rate of the net investment hedge. For the three and six months ended June 30, 2024, a gain of $3.1 million was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$526,580	$522,220	$531,778	$521,839
Revolving credit facilities and term loans (Level 2)	567,385	581,503	666,316	681,617
Total debt	$1,093,965	$1,103,723	$1,198,094	$1,203,456
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
Lease Commitments
As of June 30, 2024 we have entered into additional lease agreements that have not yet commenced of approximately $61 million.

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
We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Advanced packages, which account for a significant portion of mobile phone semiconductor value, are the preferred choice in the high-end smartphone market. The use of advanced packages in automotive applications is also growing, largely due to new, data-intensive applications which require increased pin count and performance. With the continuing trend towards cloud-based computing and the expanding use of artificial intelligence, innovative advanced packaging solutions are needed to achieve the increased performance and power consumption requirements for the computing end market. In consumer devices, further miniaturization and increasing functionality within IoT devices also require advanced packaging. We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics original equipment manufacturers strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investments in advanced technology to meet the demand for these services in high growth markets.

Our broad geographic footprint, including our manufacturing presence in multiple countries across Asia, in Portugal and our headquarters in the United States, is a key differentiator and positions us to continue to support global supply chains and to participate in initiatives to regionalize supply chains. We are preparing to deliver advanced system-in-package (“SiP”) modules and other advanced packages from our Vietnam Facility beginning in the third quarter of 2024. In addition, we are progressing plans to build an advanced packaging and test facility in Arizona. We believe our unique geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains.

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

As a supplier in the semiconductor industry, our business is cyclical and impacted by broad economic factors. Historical trends indicate there has been a strong correlation between worldwide gross domestic product levels, consumer spending and semiconductor industry cycles. We believe the general semiconductor market is currently going through a cyclical correction. The semiconductor industry has experienced significant and sometimes prolonged cyclical upturns and downturns in the past. We cannot predict the timing, strength or duration of any correction, economic slowdown, recession or subsequent economic recovery.
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of June 30, 2024, we had cash and cash equivalents and short-term investments of $1,079.7 million and $465.8 million, respectively.

Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q. We will continue to make prudent investments, and we will closely manage capacity expansion and control costs in response to any changes in market conditions.
Financial Summary
Our net sales of $1,461.5 million for the three months ended June 30, 2024 have remained consistent compared to the three months ended June 30, 2023, primarily due to the growth in our communications end market, offset by lower sales in our automotive and industrial and consumer end markets.
Gross margin for the three months ended June 30, 2024 increased to 14.5% compared to 12.8% for the three months ended June 30, 2023. The increase in gross margin was primarily due to the extension of the estimated useful life of our test equipment from five years to seven years and net favorable foreign currency exchange rate movements.
Operating income margin increased 40 basis points to 5.6% for the three months ended June 30, 2024 from 5.2% for the three months ended June 30, 2023. The increase in our operating income margin was primarily due to the increase in our gross margin discussed above and recovery of bad debt expense, partially offset by costs incurred during start-up at the Vietnam Facility and increased employee compensation costs.
Our capital expenditures totaled $262.5 million for the six months ended June 30, 2024 compared to $282.3 million for the six months ended June 30, 2023. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $387.1 million for the six months ended June 30, 2024 compared to $422.6 million for the six months ended June 30, 2023. This decrease was primarily due to changes in working capital, offset by higher operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	54.0%	53.6%	53.0%	53.2%
Labor	10.4%	10.9%	10.8%	11.1%
Other manufacturing costs	21.1%	22.7%	21.6%	22.7%
Gross margin	14.5%	12.8%	14.6%	13.0%
Selling, general and administrative	6.2%	4.4%	6.4%	4.9%
Research and development	2.7%	3.1%	2.7%	3.2%
Operating income	5.6%	5.2%	5.5%	5.0%
Net income attributable to Amkor	4.6%	4.4%	4.4%	3.7%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Net sales	$1,461,474	$1,457,922	$3,552	0.2%	$2,826,985	$2,929,461	$(102,476)	(3.5)%
Our net sales have remained consistent between the three months ended June 30, 2024 and the three months ended June 30, 2023, primarily due to the growth in our communications end market, offset by lower sales in our automotive and industrial and consumer end markets. The decrease in net sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to lower sales in our automotive and industrial and consumer end markets, partially offset by growth in our communications end market. The automotive and industrial and consumer end markets decreased 19% and 12%, respectively, for the six months ended June 30, 2024 compared to 2023, primarily due to elevated customer inventories and weaker demand. Communications, our largest end market, grew 7% for the six months ended June 30, 2024 compared to 2023, primarily due to strength within premium tier smartphones.
Gross Profit and Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In thousands, except percentages)
Gross profit	$212,375	$186,870	$25,505	$414,018	$381,291	$32,727
Gross margin	14.5%	12.8%	1.7%	14.6%	13.0%	1.6%
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
Gross profit and gross margin increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to the extension of the estimated useful life of our test equipment from five years to seven years and net favorable foreign currency exchange rate movements.
Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Selling, general and administrative	$91,280	$64,860	$26,420	40.7%	$181,626	$143,531	$38,095	26.5%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to costs incurred during start-up at the Vietnam Facility and increased employee compensation costs, partially offset by the recovery of bad debt expense. For the three and six months ended June 30, 2024, the costs incurred during start-up at the Vietnam Facility increased approximately $13 million and $25 million, respectively, compared to 2023.
Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Research and development	$39,568	$45,688	$(6,120)	(13.4)%	$77,739	$92,735	$(14,996)	(16.2)%
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
Research and development expenses decreased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to the utilization mix of assets shared with manufacturing and projects moving into production, partially offset by additional equipment and overhead costs to support development projects in advanced packaging technologies.
Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Interest expense	$15,805	$14,354	$1,451	10.1%	$32,244	$30,521	$1,723	5.6%
Interest income	(17,698)	(12,019)	(5,679)	47.3%	(34,494)	(22,452)	(12,042)	53.6%
Foreign currency loss (gain), net	1,921	49	1,872	>100%	3,466	6,812	(3,346)	(49.1)%
Other, net	(71)	87	(158)	>(100)%	(115)	205	(320)	>(100)%
Total other (income) expense, net	$(43)	$2,471	$(2,514)	>(100)%	$1,101	$15,086	$(13,985)	(92.7)%
Interest income increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to increases in our cash and cash equivalent and available-for-sale debt investment balances and higher interest rates.
The changes in foreign currency loss (gain), net for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily due to lower net costs associated with foreign exchange forward contracts.
Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In thousands)
Income tax expense	$14,312	$9,407	$4,905	$26,508	$20,271	$6,237
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to an increase in income before income taxes.
During the six months ended June 30, 2024 and 2023, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. Beginning in 2024, our subsidiary in Vietnam also operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of June 30, 2024, we had cash and cash equivalents and short-term investments of $1,545.5 million. Included in our cash and short-term investments balances as of June 30, 2024 is $1,354.0 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the U.S. as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of June 30, 2024, our net liability associated with unrecognized tax benefits is $26.8 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and timing of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the six months ended June 30, 2024 and 2023, we sold accounts receivable totaling $36.1 million and $127.4 million, net of discounts and fees. Discounts and fees were insignificant for the six months ended June 30, 2024, and $0.3 million for the six months ended June 30, 2023.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of June 30, 2024, we had availability of $600.0 million. As of June 30, 2024, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $62.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of June 30, 2024, we had debt of $1,103.7 million, with $154.4 million payable within 12 months. As of June 30, 2024, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2024 for variable rate debt, were $155.1 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $50.9 million. We were in compliance with all debt covenants as of June 30, 2024, and we expect to remain in compliance with these covenants for at least the next twelve months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of June 30, 2024, the severance liability was $44.0 million, with $7.4 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of June 30, 2024, we had foreign pension plan obligations of $41.6 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2023 Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of June 30, 2024, our total remaining operating lease obligations and finance lease obligations were $92.2 million and $149.8 million, respectively, with $27.5 million and $64.3 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of June 30, 2024, the purchase obligations were $295.4 million, with $243.4 million payable within 12 months.
Capital Returns
During the six months ended June 30, 2024, we paid total quarterly cash dividends of $38.8 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the six months ended June 30, 2024, our capital expenditures totaled $262.5 million.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2024 and 2023, was as follows:

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating activities	$387,068	$422,578
Investing activities	(275,059)	(418,872)
Financing activities	(138,477)	(141,759)
Operating activities:  Our cash flow provided by operating activities for the six months ended June 30, 2024 decreased by $35.5 million compared to the six months ended June 30, 2023, primarily due to changes in working capital, offset by higher operating profits.
Investing activities:  Our cash flow used in investing activities for the six months ended June 30, 2024 decreased by $143.8 million compared to the six months ended June 30, 2023, primarily due to net proceeds from short-term investment activity in the current year, offset by higher net payments for foreign exchange forward contracts.
Financing activities:  The net cash used in financing activities for the six months ended June 30, 2024 and 2023 was primarily due to net debt repayments, the payments of our quarterly dividend and finance lease obligations.
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

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$387,068	$422,578
Payments for property, plant and equipment	(262,543)	(282,309)
Proceeds from sale of and grants for property, plant and equipment	10,256	5,695
Free cash flow	$134,781	$145,964
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2024 would have been approximately $12 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2024, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the six months ended June 30, 2024, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2024 would have been approximately $70 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a loss of $11.4 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2024:

	2024 - Remaining	2025	2026	2027	2028	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$53,270	$121,109	$107,558	$616,273	$71,756	$—	$969,966	$956,056
Average interest rate	1.4%	1.8%	1.8%	5.9%	2.0%	—%	4.4%
Variable rate debt	$4,079	$91,500	$43,000	$—	$—	$—	$138,579	$137,909
Average interest rate	3.9%	6.1%	6.3%	—%	—%	—%	6.1%
Total debt maturities	$57,349	$212,609	$150,558	$616,273	$71,756	$—	$1,108,545	$1,093,965
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business, Operations and Industry
•competition with established competitors in the packaging and test business, the internal capabilities of integrated device manufacturers (“IDMs”), and new competitors, including foundries and contract manufacturers;
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
Our business is impacted by market conditions in the semiconductor industry, which is cyclical by nature and impacted by broad economic factors, such as worldwide gross domestic product and consumer spending. We believe the general semiconductor market is currently going through a cyclical correction. The semiconductor industry has experienced significant and sometimes sudden and prolonged downturns in the past. If the industry or markets in which we compete experience slower, or even negative growth, our business and results of operations may be materially and adversely affected.
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

•political instability, conflicts (such as the ongoing conflicts in Ukraine and Israel) and government shutdowns, civil disturbances and international events;
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
In recent years, including on October 7, 2022 and October 17, 2023, the U.S. Bureau of Industry and Security announced new export control regulations applicable to the sale of U.S. semiconductor technology in China (collectively, the “BIS Regulations”). The above factors, in addition to the BIS Regulations and other similarly restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
We compete against established competitors in the packaging and test business as well as internal capabilities of IDMs and face competition from new competitors, including foundries and contract manufacturers.
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
We face competition from foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co., Ltd., which offer full turnkey services from silicon wafer fabrication through packaging and final test. These foundries, which are substantially larger than us and have greater financial resources than we do, have expanded their operations to include packaging and test services and may continue to expand these capabilities in the future. If a key customer decides to purchase wafers from a semiconductor foundry that provides packaging and test services, our business could be adversely affected if the customer also engages that foundry for related packaging and test services.
We also face competition from contract manufacturers and electronic manufacturing service providers, many of which are larger than us, have lower cost structures, and may be willing or able to sell their services at lower margins than we do. These competitors have increased and could increase pricing and competitive pressures for us.
We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors, that our customers will not rely on internal sources, foundries or contract manufacturers for packaging and test services or that our business, liquidity, results of operations, financial condition or cash flows will not be materially and adversely affected by such increased competition.
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $44.0 million as of June 30, 2024. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2024, our total debt balance was $1,103.7 million, of which $154.4 million was classified as a current liability and $582.0 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
As of June 30, 2024, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.1 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.7 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of June 30, 2024, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	—	$—	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On May 28, 2024, Giel Rutten, Amkor’s President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Rutten’s Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) February 28, 2025; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Rutten gives notice to terminate his Rule 10b5-1 trading arrangement. 113,125 shares of our common stock are to be sold under Mr. Rutten’s Rule 10b5-1 trading arrangement.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.1	Third Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: July 30, 2024