Form 10-Q
period 2024-09-30
AMKOR TECHNOLOGY, INC.
filed 2024-10-29
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 22, 2024 was 246,631,060.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2024, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of health conditions or pandemics, such as the Covid-19 pandemic, on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) expected contributions to foreign pension plans and potential future conversion of our unfunded severance plan in Korea to a defined contribution plan, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (22) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (23) the impact of rising interest

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

rates on our investment portfolio and (24) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2023 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$1,861,589	$1,821,793	$4,688,574	$4,751,254
Cost of sales	1,589,105	1,539,040	4,002,072	4,087,210
Gross profit	272,484	282,753	686,502	664,044
Selling, general and administrative	80,753	73,020	262,379	216,551
Research and development	42,364	43,135	120,103	135,870
Total operating expenses	123,117	116,155	382,482	352,421
Operating income	149,367	166,598	304,020	311,623
Interest expense	15,622	13,001	47,866	43,522
Other (income) expense, net	(8,130)	(8,777)	(39,273)	(24,212)
Total other expense, net	7,492	4,224	8,593	19,310
Income before taxes	141,875	162,374	295,427	292,313
Income tax expense	19,185	28,923	45,693	49,194
Net income	122,690	133,451	249,734	243,119
Net income attributable to non-controlling interests	(121)	(837)	(1,371)	(868)
Net income attributable to Amkor	$122,569	$132,614	$248,363	$242,251

Net income attributable to Amkor per common share:
Basic	$0.50	$0.54	$1.01	$0.99
Diluted	$0.49	$0.54	$1.00	$0.98

Shares used in computing per common share amounts:
Basic	246,480	245,740	246,239	245,571
Diluted	247,922	247,129	247,798	247,080
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$122,690	$133,451	$249,734	$243,119
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	662	124	143	216
Adjustments to unrealized components of defined benefit pension plans	(84)	(97)	(254)	(292)
Foreign currency translation	5,456	380	(5,991)	(14,784)
Total other comprehensive income (loss)	6,034	407	(6,102)	(14,860)
Comprehensive income	128,724	133,858	243,632	228,259
Comprehensive income attributable to non-controlling interests	(121)	(837)	(1,371)	(868)
Comprehensive income attributable to Amkor	$128,603	$133,021	$242,261	$227,391
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$959,140	$1,119,818
Short-term investments (amortized cost of $511,944 and $474,663 in 2024 and 2023, respectively)	512,333	474,869
Accounts receivable, net of allowances	1,351,817	1,149,493
Inventories	349,513	393,128
Other current assets	71,515	58,502
Total current assets	3,244,318	3,195,810
Property, plant and equipment, net	3,538,841	3,299,445
Operating lease right of use assets	114,104	117,006
Goodwill	19,643	20,003
Restricted cash	786	799
Other assets	111,394	138,062
Total assets	$7,029,086	$6,771,125
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$207,570	$131,624
Trade accounts payable	811,946	754,453
Capital expenditures payable	210,398	106,368
Short-term operating lease liability	27,657	33,616
Accrued expenses	315,260	358,414
Total current liabilities	1,572,831	1,384,475
Long-term debt	893,994	1,071,832
Pension and severance obligations	87,584	87,133
Long-term operating lease liabilities	62,279	56,837
Other non-current liabilities	215,144	175,813
Total liabilities	2,831,832	2,776,090
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 292,992 and 292,167 shares issued; and 246,630 and 245,888 shares outstanding in 2024 and 2023, respectively	293	292
Additional paid-in capital	2,028,024	2,008,170
Retained earnings	2,349,938	2,159,831
Accumulated other comprehensive income (loss)	10,248	16,350
Treasury stock, at cost, 46,362 and 46,279 shares in 2024 and 2023, respectively	(224,882)	(222,335)
Total Amkor stockholders’ equity	4,163,621	3,962,308
Non-controlling interests in subsidiaries	33,633	32,727
Total equity	4,197,254	3,995,035
Total liabilities and equity	$7,029,086	$6,771,125
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2024	292,642	$293	$2,022,512	$2,246,795	$4,214	(46,340)	$(224,157)	$4,049,657	$33,677	$4,083,334
Net income	—	—	—	122,569	—	—	—	122,569	121	122,690
Other comprehensive income (loss)	—	—	—	—	6,034	—	—	6,034	—	6,034
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(22)	(725)	(725)	—	(725)
Issuance of stock through share-based compensation plans	350	—	1,892	—		—	—	1,892	—	1,892
Share-based compensation	—	—	3,620	—	—	—	—	3,620	—	3,620
Cash dividends declared ($0.07875 per common share)	—	—	—	(19,426)	—	—	—	(19,426)	—	(19,426)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at September 30, 2024	292,992	$293	$2,028,024	$2,349,938	$10,248	(46,362)	$(224,882)	$4,163,621	$33,633	$4,197,254

Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	248,363	—	—	—	248,363	1,371	249,734
Other comprehensive income (loss)	—	—	—	—	(6,102)	—	—	(6,102)	—	(6,102)
Conversion of debt to common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(83)	(2,547)	(2,547)	—	(2,547)
Issuance of stock through share-based compensation plans	825	1	4,707	—	—	—	—	4,708	—	4,708
Share-based compensation	—	—	15,147	—	—	—	—	15,147	—	15,147
Cash dividends declared ($0.23625 per common share)	—	—	—	(58,256)	—	—	—	(58,256)	—	(58,256)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(465)	(465)
Balance at September 30, 2024	292,992	$293	$2,028,024	$2,349,938	$10,248	(46,362)	$(224,882)	$4,163,621	$33,633	$4,197,254

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$249,734	$243,119
Depreciation and amortization	445,470	472,396
Other operating activities and non-cash items	22,558	30,717
Changes in assets and liabilities	(166,502)	(50,045)
Net cash provided by operating activities	551,260	696,187
Cash flows from investing activities:
Payments for property, plant and equipment	(458,067)	(511,654)
Proceeds from sale of property, plant and equipment	5,097	1,580
Proceeds from foreign exchange forward contracts	32,185	31,038
Payments for foreign exchange forward contracts	(58,430)	(70,251)
Payments for short-term investments	(441,851)	(491,056)
Proceeds from sale of short-term investments	44,361	71,159
Proceeds from maturities of short-term investments	367,522	267,393
Other investing activities	7,431	4,894
Net cash used in investing activities	(501,752)	(696,897)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	370,000
Payments of revolving credit facilities	—	(370,000)
Proceeds from short-term debt	5,012	20,712
Payments of short-term debt	(9,731)	(14,632)
Proceeds from long-term debt	58,727	—
Payments of long-term debt	(147,603)	(104,952)
Payments of finance lease obligations	(56,359)	(48,409)
Payments of dividends	(58,196)	(55,328)
Other financing activities	819	(1,801)
Net cash used in financing activities	(207,331)	(204,410)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2,868)	(17,603)
Net decrease in cash, cash equivalents and restricted cash	(160,691)	(222,723)
Cash, cash equivalents and restricted cash, beginning of period	1,120,617	962,406
Cash, cash equivalents and restricted cash, end of period	$959,926	$739,683
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$200,141	$227,293
Right of use assets acquired through finance lease liabilities	126,045	38,510
Right of use assets acquired through operating lease liabilities	26,500	4,383
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2023 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2023 Form 10-K. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Leases. Total long-term finance lease liabilities as of September 30, 2024 and December 31, 2023 were $116.1 million and $47.8 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of September 30, 2024 and December 31, 2023 were $244.7 million and $260.8 million, respectively.
Contract Liabilities. Contract liabilities were $96.0 million and $135.5 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the short-term portions of the liabilities were $58.8 million and $71.1 million, respectively. The remainder of the September 30, 2024 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of the period was $54.4 million and $54.1 million, respectively.
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
For the EPS PSUs, the value is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
prior to vesting. The number of shares of our common stock to be received annually from the EPS PSUs at vesting will range from 0% to 225%. For the rTSR PSUs, the Company estimated the grant-date fair value of the PSUs subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 4.33% and annualized volatility of 46.77%. The resulting grant date fair value of the rTSR PSUs was $27.07. The number of shares of our common stock to be received at vesting will range from 0% to 150% of the target grant amount based on rTSR performance over the three-year performance period. The Company recognizes the grant date fair value of the PSUs as compensation expense ratably over the vesting period.
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

2.    Net Sales by Product Group and End Market
The following table presents our net sales by product group:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Advanced products (1)	$1,567,604	$1,451,707	$3,817,156	$3,603,445
Mainstream products (2)	293,985	370,086	871,418	1,147,809
Total net sales	$1,861,589	$1,821,793	$4,688,574	$4,751,254
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Communications (smartphones, tablets)	52%	55%	49%	48%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	16%	19%	19%	22%
Computing (data center, infrastructure, PC/laptop, storage)	16%	14%	18%	17%
Consumer (AR & gaming, connected home, home electronics, wearables)	16%	12%	14%	13%
Total net sales	100%	100%	100%	100%

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$(15,862)	$(12,137)	$(50,356)	$(34,589)
Foreign currency loss (gain), net	7,980	5,659	11,446	12,471
Other, net	(248)	(2,299)	(363)	(2,094)
Total other (income) expense, net	$(8,130)	$(8,777)	$(39,273)	$(24,212)

4.    Income Taxes
Income tax expense of $45.7 million for the nine months ended September 30, 2024 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits decreased from $31.5 million as of December 31, 2023 to $29.5 million as of September 30, 2024. All of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$122,569	$132,614	$248,363	$242,251

Weighted-average number of common shares outstanding - basic	246,480	245,740	246,239	245,571
Effect of dilutive securities:
Share-based awards	1,442	1,389	1,559	1,509
Weighted-average number of common shares outstanding - diluted	247,922	247,129	247,798	247,080
Net income attributable to Amkor per common share:
Basic	$0.50	$0.54	$1.01	$0.99
Diluted	0.49	0.54	1.00	0.98
There were no anti-dilutive shares for the three and nine months ended September 30, 2024 and 2023.

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	308	—	(5,991)	(5,683)
Amounts reclassified from accumulated other comprehensive income (loss)	(165)	(254)	—	(419)
Other comprehensive income (loss)	143	(254)	(5,991)	(6,102)
Accumulated other comprehensive income (loss) at September 30, 2024	$355	$15,651	$(5,758)	$10,248

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	490	—	(14,784)	(14,294)
Amounts reclassified from accumulated other comprehensive income (loss)	(274)	(292)	—	(566)
Other comprehensive income (loss)	216	(292)	(14,784)	(14,860)
Accumulated other comprehensive income (loss) at September 30, 2023	$(1,357)	$13,928	$(10,732)	$1,839
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of September 30, 2024 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2024
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$39,802	$—	$—	$39,802	$—	$39,802
Corporate bonds	1,428	—	—	1,428	—	1,428
Money market funds	74,958	—	—	74,958	74,958	—
U.S. government bonds	52,756	10	—	52,766	52,766	—
Total cash equivalents (2)	168,944	10	—	168,954	127,724	41,230
Short-term investments
Asset-backed securities	65,779	245	(1,182)	64,842	—	64,842
Certificate of deposits	14,696	—	—	14,696	14,696	—
Commercial paper	64,875	—	—	64,875	—	64,875
Corporate bonds	268,098	1,094	(37)	269,155	—	269,155
Foreign government bonds	1,591	—	—	1,591	—	1,591
Mortgage-backed securities	11,711	—	(34)	11,677	—	11,677
Municipal bonds	1,018	3	—	1,021	—	1,021
U.S. government agency bonds	5,512	6	—	5,518	—	5,518
U.S. government bonds	74,137	307	(12)	74,432	74,432	—
Total short-term investments	507,417	1,655	(1,265)	507,807	89,128	418,679
Total	$676,361	$1,665	$(1,265)	$676,761	$216,852	$459,909

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
(2)For nine months ended September 30, 2024 and 2023, we sold cash equivalent investments for proceeds of $18.1 million and $41.5 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2024:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$494,272	$494,845
After 1 year through 5 years	104,599	105,397
Asset- and mortgage-backed securities	77,490	76,519
Total	$676,361	$676,761
Actual maturities can differ from contractual maturities due to various factors including the issuers may have the right to call or prepay obligations without call or prepayment penalties.
As of September 30, 2024, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year were $4.5 million. As of December 31, 2023, the amortized cost and the fair market value of our held-to-maturity government bond (Level 1) maturing within a year were $5.2 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2024, we sold receivables totaling $23.3 million and $59.4 million, respectively, net of discounts and fees of $0.1 million for each period. For the three and nine months ended September 30, 2023, we sold receivables totaling $22.3 million and $149.8 million, respectively, net of discounts and fees. Discounts and fees were insignificant for the three months ended September 30, 2023, and $0.3 million for the nine months ended September 30, 2023.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Land	$212,322	$212,722
Buildings and improvements	2,166,664	2,080,589
Machinery and equipment	7,342,271	7,022,614
Finance lease assets	264,644	209,506
Furniture, fixtures and other equipment	22,658	22,655
Software and computer equipment	215,937	200,362
Construction in progress	264,460	223,332
Total property, plant and equipment	10,488,956	9,971,780
Accumulated depreciation and amortization	(6,950,115)	(6,672,335)
Total property, plant and equipment, net	$3,538,841	$3,299,445

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Depreciation expense	$150,470	$157,610	$445,074	$471,967

We periodically assess the estimated useful lives of our property, plant and equipment. Based on our assessment of test equipment and its increased interchangeability enabling broader and longer use, we extended the estimated useful lives of test equipment from five years to seven years as of January 1, 2024. As a result, depreciation expense was reduced by approximately $15 million and $45 million for the three and nine months ended September 30, 2024, respectively. This benefited net income by approximately $12 million and $37 million and diluted earnings per share by $0.04 and $0.15 for each period, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Payroll and benefits	$116,541	$115,604
Deferred revenue and customer advances	58,774	71,117
Short-term finance lease liabilities	58,102	57,761
Income taxes payable	10,715	35,215
Accrued severance plan obligations	8,285	7,906
Accrued interest	2,709	11,175
Other accrued expenses	60,134	59,636
Total accrued expenses	$315,260	$358,414

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Following is a summary of short-term borrowings and long-term debt:

	September 30, 2024	December 31, 2023
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	—	5,098
Term loan, fixed rate at 1.35%, due December 2024	9,921	40,414
Term loan, fixed rate at 1.20%, due December 2025	18,972	30,913
Term loan, fixed rate at 1.23%, due December 2026	41,043	55,729
Term loan, fixed rate at 1.59%, due December 2027	71,051	89,053
Term loan, fixed rate at 1.80%, due December 2028	103,565	124,078
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, weighted average of 5.58% as of September 30, 2024, due June 2025	36,000	37,000
Term loans, SOFR plus 0.75%, weighted average of 5.58% as of September 30, 2024, due 2025	56,000	57,500
Term loans, SOFR plus 0.95%, due December 2026 (3)	44,500	45,000
Other:
Credit facility, TAIFX plus the applicable bank rate, due December 2024 (Taiwan) (4)	—	—
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (5)	—	—
	1,106,052	1,209,785
Less: Unamortized discount and deferred debt costs, net	(4,488)	(6,329)
Less: Short-term borrowings and current portion of long-term debt	(207,570)	(131,624)
Long-term debt	$893,994	$1,071,832
(1)In April 2021, we entered into a ₩80.0 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 3.95%. During the nine months ended September 30, 2024, we borrowed $58.7 million, which we immediately repaid. As of September 30, 2024, ₩80.0 billion, or approximately $58 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. Interest as of September 30, 2024 is at an annual base rate equal to the Tokyo Interbank Offered Rate plus 0.18% to 0.20%. As of September 30, 2024, $7.0 million was available to be drawn.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In February 2024, Amkor Assembly & Test (Shanghai) Co. Ltd. amended the term loan due December 2026 to reduce the interest rate from SOFR plus 1.40% to SOFR plus 0.95% (weighted average of 6.57% as of September 30, 2024). This contractual amendment is treated as a modification with no recognized gain or loss.
(4)In March 2022, Amkor Technology Taiwan Ltd. (“ATT”) amended an existing revolving credit facility to reduce availability from $36.0 million to $15.0 million. As of September 30, 2024, $15.0 million was available for future borrowings under such credit facility.
(5)In March 2022, Amkor Technology Singapore Holdings Pte. Ltd. (“ATSH”) entered into a $600.0 million senior secured revolving credit facility (the “2022 Singapore Revolver”), which is guaranteed by Amkor Technology, Inc., ATT and Amkor Advanced Technology, Inc. (“AATT”). The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of September 30, 2024, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of September 30, 2024, the collateralized debt balance was $581.1 million, of which $300.9 million of assets were pledged as collateral.
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
We were in compliance with all debt covenants at September 30, 2024.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Service cost	$3,514	$3,641	$10,354	$11,166
Interest cost	1,464	1,552	4,335	4,713
Expected return on plan assets	(1,410)	(1,276)	(4,197)	(3,865)
Recognized actuarial gain	(97)	(101)	(290)	(304)
Net periodic pension cost	$3,471	$3,816	$10,202	$11,710
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Defined contribution expense	$6,313	$5,893	$20,792	$20,942
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
As of September 30, 2024 and December 31, 2023, our foreign exchange forward contracts consisted of the following:

	September 30, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Japanese yen	$190,653	$1,392	Other current assets	$279,027	$2,745	Other current assets
Korean won	99,727	(678)	Accrued expenses	59,036	(97)	Accrued expenses
Philippine peso	7,488	(15)	Accrued expenses	6,553	(20)	Accrued expenses
Singapore dollar	3,497	7	Other current assets	11,506	20	Other current assets
Taiwan dollar	22,792	(61)	Accrued expenses	37,914	89	Other current assets
Total forward contracts not designated as hedging instruments	$324,157	$645		$394,036	$2,737

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$133,904	$(1,000)	Accrued expenses	$—	$—	N/A
Total forward contracts designated as net investment hedging instruments	$133,904	$(1,000)		$—	$—
For the three and nine months ended September 30, 2024, we incurred a net loss of $4.1 million and $10.8 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the related hedged items. For the three and nine months ended September 30, 2023, the derivatives not designated as hedging instruments resulted in a net loss of $13.8 million and $52.2 million, respectively, which were partially offset by the foreign currency gains associated with the underlying net liabilities.
For the three and nine months ended September 30, 2024, a gain of $1.7 million and $2.9 million, respectively, was recognized in other (income) expense, net for the difference between the forward rate and the spot rate of the net investment hedge. For the three and nine months ended September 30, 2024, a loss of $11.3 million and $8.1 million, respectively, was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$528,833	$522,416	$531,778	$521,839
Revolving credit facilities and term loans (Level 2)	569,408	579,148	666,316	681,617
Total debt	$1,098,241	$1,101,564	$1,198,094	$1,203,456
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
Lease Commitments
As of September 30, 2024 we have entered into additional lease agreements that have not yet commenced of approximately $30 million.

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

Our broad geographic footprint, including our manufacturing presence in multiple countries across Asia, in Portugal and our headquarters in the United States, is a key differentiator and positions us to continue to support global supply chains and to participate in initiatives to regionalize supply chains. We began delivering advanced packages from our Vietnam Facility in the third quarter of 2024. In addition, we are progressing plans to build an advanced packaging and test facility in Arizona. We believe our unique geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains.

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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of September 30, 2024, we had cash and cash equivalents and short-term investments of $959.1 million and $512.3 million, respectively.

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
Financial Summary
Our net sales increased $39.8 million, or 2.2%, to $1,861.6 million for the three months ended September 30, 2024 compared to $1,821.8 million for the three months ended September 30, 2023, primarily due to growth in the consumer and computing end markets, partially offset by decreases in the communications and automotive and industrial end markets.
Gross margin for the three months ended September 30, 2024 decreased to 14.6% compared to 15.5% for the three months ended September 30, 2023. The decrease in gross margin was primarily due to an increase in the mix of products sold with higher material content and overhead costs incurred as we began delivering advanced packages from the Vietnam Facility, partially offset by the extension of the estimated useful life of our test equipment from five years to seven years.
Operating income margin decreased 110 basis points to 8.0% for the three months ended September 30, 2024 from 9.1% for the three months ended September 30, 2023. The decrease in our operating income margin was primarily due to the decrease in our gross margin discussed above, increased employee compensation costs and costs incurred during start-up at the Vietnam Facility, partially offset by a reduction in bad debt expense.
Our capital expenditures totaled $458.1 million for the nine months ended September 30, 2024 compared to $511.7 million for the nine months ended September 30, 2023. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $551.3 million for the nine months ended September 30, 2024 compared to $696.2 million for the nine months ended September 30, 2023. This decrease was primarily due to changes in working capital and lower operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Materials	58.4%	56.8%	55.2%	54.6%
Labor	8.7%	8.8%	10.0%	10.2%
Other manufacturing costs	18.3%	18.9%	20.2%	21.2%
Gross margin	14.6%	15.5%	14.6%	14.0%
Selling, general and administrative	4.3%	4.0%	5.6%	4.6%
Research and development	2.3%	2.4%	2.6%	2.9%
Operating income	8.0%	9.1%	6.5%	6.6%
Net income attributable to Amkor	6.6%	7.3%	5.3%	5.1%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Net sales	$1,861,589	$1,821,793	$39,796	2.2%	$4,688,574	$4,751,254	$(62,680)	(1.3)%
The increase in net sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to growth in the consumer and computing end markets, partially offset by decreases in the communications and automotive and industrial end markets. The consumer and computing end markets increased 30% and 23%, respectively, for the three months ended September 30, 2024 compared to 2023, primarily driven by strong demand for IoT wearables, ARM-based PCs and AI devices.
The decrease in net sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a 17% decline in the automotive and industrial end market, primarily driven by elevated customer inventories and weaker demand.
Gross Profit and Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In thousands, except percentages)
Gross profit	$272,484	$282,753	$(10,269)	$686,502	$664,044	$22,458
Gross margin	14.6%	15.5%	(0.9)%	14.6%	14.0%	0.6%
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
Gross profit and gross margin decreased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in the mix of products sold with higher material content and overhead costs incurred as we began delivering advanced packages from the Vietnam Facility, partially offset by the extension of the estimated useful life of our test equipment from five years to seven years.
Gross profit and gross margin increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the extension of the estimated useful life of our test equipment from five years to seven years and net favorable foreign currency exchange rate movements, partially offset by an increase in the mix of products sold with higher material content.

Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Selling, general and administrative	$80,753	$73,020	$7,733	10.6%	$262,379	$216,551	$45,828	21.2%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to increased employee compensation costs and costs incurred during start-up at the Vietnam Facility, partially offset by a reduction in bad debt expense. For the three and nine months ended September 30, 2024, the costs incurred during start-up at the Vietnam Facility increased approximately $3 million and $28 million, respectively, compared to 2023.
Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Research and development	$42,364	$43,135	$(771)	(1.8)%	$120,103	$135,870	$(15,767)	(11.6)%
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
Research and development expenses decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the utilization mix of assets shared with manufacturing and projects moving into production, partially offset by new development projects in packaging technologies.
Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentages)
Interest expense	$15,622	$13,001	$2,621	20.2%	$47,866	$43,522	$4,344	10.0%
Interest income	(15,862)	(12,137)	(3,725)	30.7%	(50,356)	(34,589)	(15,767)	45.6%
Foreign currency loss (gain), net	7,980	5,659	2,321	41.0%	11,446	12,471	(1,025)	(8.2)%
Other, net	(248)	(2,299)	2,051	(89.2)%	(363)	(2,094)	1,731	(82.7)%
Total other expense, net	$7,492	$4,224	$3,268	77.4%	$8,593	$19,310	$(10,717)	(55.5)%
Interest expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a decrease in capitalized interest for the Vietnam Facility and an increase in our finance lease obligation balance.
Interest income increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to increases in our cash and cash equivalent and available-for-sale debt investment balances and higher interest rates.

Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In thousands)
Income tax expense	$19,185	$28,923	$(9,738)	$45,693	$49,194	$(3,501)
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense decreased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in income before income taxes.
During the nine months ended September 30, 2024 and 2023, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. Beginning in 2024, our subsidiary in Vietnam also operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

See Note 4 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information about our income tax expense.

Liquidity
We assess our liquidity based on our current expectations regarding sales and operating expenses, capital spending, dividend payments, stock and debt repurchases, debt service requirements, lease obligations and other funding needs. Based on this assessment, we believe that our cash flow from operating activities, together with existing cash and cash equivalents, short-term investments and availability under our credit facilities, will be sufficient to fund our working capital, capital expenditures, dividend payments, debt service, debt repurchases and other financial requirements for at least the next 12 months.
Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels, other uses of our cash including any dividends and purchases of stock or debt under any repurchase program, any acquisitions, joint ventures or other investments and our ability to either repay debt out of operating cash flow or refinance it at or prior to maturity with the proceeds from debt or equity offerings. There can be no assurance that we will generate the necessary net income or operating cash flows, or be able to borrow sufficient funds, to meet the funding needs of our business beyond the next 12 months due to a variety of factors, including the cyclical nature of the semiconductor industry and other factors discussed in Part II, Item 1A of this Form 10-Q.
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
As of September 30, 2024, we had cash and cash equivalents and short-term investments of $1,471.5 million. Included in our cash and short-term investments balances as of September 30, 2024 is $1,305.5 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
As of September 30, 2024, our net liability associated with unrecognized tax benefits is $22.7 million. Due to the uncertainty regarding the amount and timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and timing of ultimate settlement, if any, with the various taxing authorities.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the nine months ended September 30, 2024 and 2023, we sold accounts receivable totaling $59.4 million and $149.8 million, net of discounts and fees of $0.1 million and $0.3 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of September 30, 2024, we had availability of $600.0 million. As of September 30, 2024, our foreign subsidiaries had $615.0 million available for future borrowings under revolving credit facilities, including the 2022 Singapore Revolver, and $65.0 million available to be borrowed under term loan credit facilities for working capital purposes and capital expenditures. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of September 30, 2024, we had debt of $1,101.6 million, with $207.6 million payable within 12 months. As of September 30, 2024, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2024 for variable rate debt, were $134.6 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $50.1 million. We were in compliance with all debt covenants as of September 30, 2024, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Our subsidiary in Korea maintains an unfunded severance plan that covers certain employees who were employed prior to August 1, 2015. As of September 30, 2024, the severance liability was $48.4 million, with $8.3 million payable within 12 months. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For service periods subsequent to August 1, 2015, employees participate in either a defined benefit pension plan or a defined contribution pension plan. From time to time, we may offer employees the option to convert from the severance plan to the defined contribution plan, which would require us to fund the converted portion of the liability. In addition, as of September 30, 2024, we had foreign pension plan obligations of $47.2 million, for which the timing and actual amount of impact on our future cash flow is uncertain. For additional information regarding our pension and severance plans, please refer to Note 12 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and in Note 12 to the 2023 Form 10-K.
We lease certain machinery and equipment, office space and manufacturing facilities. As of September 30, 2024, our total remaining operating lease obligations and finance lease obligations were $104.7 million and $199.5 million, respectively, with $31.8 million and $68.1 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.

We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of September 30, 2024, the purchase obligations were $368.3 million, with $323.9 million payable within 12 months.
Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the nine months ended September 30, 2024, we paid total quarterly cash dividends of $58.2 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the nine months ended September 30, 2024, our capital expenditures totaled $458.1 million.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2024 and 2023, was as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(In thousands)
Operating activities	$551,260	$696,187
Investing activities	(501,752)	(696,897)
Financing activities	(207,331)	(204,410)
Operating activities:  Our cash flow provided by operating activities for the nine months ended September 30, 2024 decreased by $144.9 million compared to the nine months ended September 30, 2023, primarily due to changes in working capital and lower operating profits.
Investing activities:  Our cash flow used in investing activities for the nine months ended September 30, 2024 decreased by $195.1 million compared to the nine months ended September 30, 2023, primarily due to lower net payments for short-term investment activity, lower payments for property, plant and equipment and lower net payments for foreign exchange forward contracts in the current year.

Financing activities:  The net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was primarily due to net debt repayments, the payments of our quarterly dividend and finance lease obligations.
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

	For the Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$551,260	$696,187
Payments for property, plant and equipment	(458,067)	(511,654)
Proceeds from sale of and grants for property, plant and equipment	12,639	6,168
Free cash flow	$105,832	$190,701
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2024 would have been approximately $18 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2024, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the nine months ended September 30, 2024, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2024 would have been approximately $109 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a loss of $6.0 million and $14.8 million for the nine months ended September 30, 2024 and 2023, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2024:

	2024 - Remaining	2025	2026	2027	2028	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$29,834	$129,649	$114,471	$621,230	$74,368	$—	$969,552	$962,361
Average interest rate	1.4%	1.7%	1.8%	5.9%	2.0%	—%	4.4%
Variable rate debt	$2,000	$91,500	$43,000	$—	$—	$—	$136,500	$135,880
Average interest rate	5.8%	5.6%	6.6%	—%	—%	—%	5.9%
Total debt maturities	$31,834	$221,149	$157,471	$621,230	$74,368	$—	$1,106,052	$1,098,241
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•environmental, health and safety liabilities and expenditures; and
•conditions and obligations in connection with the receipt of government incentives.
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
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as communications, automotive and industrial, computing or consumer electronics, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, the Covid-19 pandemic disrupted demand in the automotive and industrial end market in 2020, and during 2019, there was weakness in the general market and an inventory correction in the smartphone market.
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
In October 2023, we completed the initial phase of construction for our Vietnam Facility. While manufacturing has begun at our Vietnam Facility, there can be no assurance that the actual scope, costs or benefits of the project will be consistent with our current expectations.
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
A significant portion of our sales is to customers within the automotive industry. The automotive industry is cyclical, and, as a result, our customers in the automotive end-market are sensitive to changes in general economic conditions, inflationary pressure, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. The automotive industry is also subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which result in significant operational challenges, risk to our results of operations, and increased costs of our investments in serving customers in the automotive end-market. Additionally, the quantity and price of our products sold to customers in the automotive end-market could decline despite continued growth in such end-market. Lower sales to customers in the automotive end-market may have a material adverse effect on our business and results of operations.
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
The health of the worldwide banking system and capital markets also affects our liquidity. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the United States, foreign or international banking system and capital markets (including as a result of rising interest rates, economic downturns or other developments), they may refuse or be unable to fund borrowings under their credit commitments to us. Although the U.S. Federal Reserve recently lowered interest rates, the U.S. Federal Reserve raised interest rates several times during 2022 and 2023. Volatility in the banking system and capital markets, as well as any further increase in interest rates or adverse economic, political, public health or other global conditions, could also make it difficult or more expensive for us to maintain our existing credit facilities or refinance our debt.
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore and Taiwan and began delivering packaging and test services from the Vietnam Facility. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the United States.  The following are some of the risks we face in doing business internationally:
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
Our subsidiary in Korea maintains an unfunded severance plan, under which we have an accrued liability of $48.4 million as of September 30, 2024. The plan covers certain employees that were employed prior to August 1, 2015. In the event of a significant layoff or other reduction in our labor force in Korea, our subsidiary in Korea would be required to make lump-sum severance payments under the plan, which could have a material adverse effect on our liquidity, financial condition and cash flows. We have made, and may in the future make, offers to some or all of the covered employees to convert from the severance plan to a defined contribution plan. Some employees have accepted previous offers, and future offers to make similar conversions could impact the timing of future payments, reducing our cash flow and materially and adversely affecting our financial condition.
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

We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2024, our total debt balance was $1,101.6 million, of which $207.6 million was classified as a current liability and $581.1 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
As of September 30, 2024, James J. Kim, the Executive Chairman of our Board of Directors, Susan Y. Kim, the Executive Vice Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.1 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.7 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of September 30, 2024, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
The incentives from the proposed agreement with the U.S. Department of Commerce (“Commerce”) pursuant to the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”) might not materialize due to the non-binding nature of the agreement, are conditional upon achieving or maintaining certain outcomes and compliance with other obligations, are subject to reduction, termination, or clawback and would impose certain restrictions on our business.
On July 26, 2024, we announced that we had signed a non-binding preliminary memorandum of terms with Commerce to receive proposed funding pursuant to the CHIPS Act. Following the execution of a definitive agreement with Commerce, we expect to receive benefits and incentives designed to encourage us to establish, maintain, and increase investment, workforce, and production in the United States. These incentives may take various forms, including grants, subsidies, loans, and tax arrangements, and will require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment, and construction and production milestones to qualify for such incentives and would restrict us from undertaking certain activities. There is no guarantee that we will execute a definitive agreement with Commerce, and if we do not execute a definitive agreement with Commerce, we will not receive the proposed incentives from Commerce. We cannot guarantee that we will successfully achieve and maintain outcomes or be able to comply with other obligations required to qualify for these incentives or that Commerce will provide or continue to provide such funding. These incentive arrangements typically provide Commerce with rights to audit our compliance with their terms and obligations, and such audits could result in modifications to, or termination of, the incentives. To a lesser extent, if we receive federal funding pursuant to the CHIPS Act, we also expect incentives from state and local governments, which may have similar terms and conditions. Any incentives we receive could be subject to reduction, termination, or clawback, and any decrease, termination, or clawback of such government incentives could have a material adverse effect on our business, results of operations, or financial condition.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	6	$39.77	—	$—
August 1 - August 31	22,526	32.17	—	—
September 1 - September 30	—	—	—	—
Total	22,532	$32.18	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: October 29, 2024