Form 10-K
period 2024-12-31
AMKOR TECHNOLOGY, INC.
filed 2025-02-21
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on that date, was approximately $4,545 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2025, was as follows: 246,731,692 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

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

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2025, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of health conditions or pandemics on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages in mobile and automotive devices and our technology leadership and potential growth in the communications and automotive and industrial end markets, (18) projects to install or integrate new information technology systems or upgrade our existing systems, (19) our expected revenue recognition, (20) the anticipated benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (21) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (22) the receipt of government awards and incentives and the conditions and obligations thereto, (23) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (24) the impact of rising interest rates on our investment portfolio and (25) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A and other sections of this Form 10-K and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K except as may be required by applicable law.

PART I

Item 1.Business
OVERVIEW
Amkor is the world’s largest U.S. headquartered OSAT (outsourced semiconductor assembly and test) service provider. Since its founding in 1968, Amkor has pioneered the outsourcing of integrated circuit (“IC”) packaging and test services and is a strategic manufacturing partner for the world’s leading semiconductor companies, foundries, and electronics original equipment manufacturers (“OEMs”). Amkor provides turnkey manufacturing services for the communication, computing, automotive and industrial and consumer markets, including smartphones, data centers, artificial intelligence, electric vehicles and wearables. Amkor’s operational base includes production facilities, research and development centers and sales and support offices located in key electronics manufacturing regions in Asia, Europe and the United States. Amkor has built a leading position by:
•Designing and developing innovative packaging and test technologies focused on advanced packaging solutions in high growth markets, including artificial intelligence;
•Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution;
•Cultivating long-standing relationships with our customers and industry partners;
•Focusing on strategic end markets that offer solid growth potential;
•Providing a geographically diverse operating base with manufacturing facilities in multiple countries across Asia and in Europe; and
•Developing a competitive cost structure through disciplined capital investment.
Our packaging and test services are designed to meet application and chip-specific requirements, including: the required type of interconnect technology; size; thickness; and electrical, mechanical and thermal performance. We provide turnkey packaging and test services including wafer bump, wafer probe, wafer back-grind, package design, packaging, system-level and final test and drop shipment services. Our customers use us for one or more of these services.
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
The increasing demands for miniaturization, greater functionality, lower power consumption and improved thermal and electrical performance are driving the continuous development of semiconductor packaging and test technologies that are more sophisticated, complex, capital intensive and customized. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies that can benefit from the technological innovation expertise found in the leading outsourced assembly and test companies. At the same time, these companies are often looking to reduce their internal manufacturing and research and development costs for packaging and test solutions. As a result, many of these companies are increasingly relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies.
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
STRATEGY AND COMPETITIVE STRENGTHS
Strategy
Amkor is a leader in advanced packaging technology in the outsourced semiconductor assembly and test market. Growth in the semiconductor industry is being driven primarily by advanced packaging within the secular growth markets of high-performance computing (“HPC”), automotive, IoT and mobile communications. We believe Amkor is well positioned in each of these end markets.
•HPC supporting artificial intelligence and increasing demand for improved networking speed and storage within data centers, cloud computing, PCs and laptops, are driving demand for more semiconductors and advanced packaging in the computing end market.
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
•IoT wearables within the consumer end market are evolving in multiple applications, such as hearables, watches and augmented reality and virtual reality devices. Integration of multiple functions into small form factors, such as processors, sensors and connectivity devices, relies on innovation in advanced packaging.
•Within the communications end market, we have a strong position across multiple device functionalities within premium and high tier smartphones. We are collaborating with industry leaders as smartphones transition to include artificial intelligence and drive semiconductor growth through the adoption of new wireless standards, integration of a broad range of applications, enhanced features, and higher performance requirements to support increased data processing. The trend to greater functionality drives miniaturization and innovation enabled by advanced packaging.
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
We have dedicated employees engaged in research and development for new semiconductor packaging and test technologies, making us a technology leader in areas such as 2.5D, advanced flip chip, fine pitch bumping, wafer-level processing, advanced SiPs and power modules.
We work closely with our customers to develop cost-effective leading-edge packages for the next generation of devices. These include integrated technologies such as advanced SiP, wafer-level fan-out (“WLFO”), Silicon Photonics (“SiPh”) and Co-Package Optics (“CPO”), Silicon Wafer Integrated Fan-out Technology (“SWIFT”), High Density Fan-Out (“HDFO”) and redistribution layer (“RDL”) solutions which enable very thin, very small products that combine application processors, memory, baseband and other peripheral ICs. Our advanced packages may utilize Through Silicon Via (“TSV”) interconnects and silicon interposers, which enable the integration of high-performance chips such as high bandwidth memory and graphics processors into a single package, such as 2.5D. In addition, we co-develop with customers high power modules incorporating gallium nitride (“GaN”) and silicon carbide (“SiC”) based devices. Our approach is to work with lead customers to develop processes that will enable volume manufacturing with high yields and reliability.
We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investment in advanced technology to meet the demand for these services in high growth markets.
Selectively Grow Our Geographically Diverse Footprint through Strategic Investments
We aim to strengthen our leadership position and market share through strategic investment in our geographically diverse manufacturing footprint. We believe our broad geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains. For example, in 2024, we began delivering advanced SiP and memory packages from the Vietnam Facility and acquired the land for our planned Arizona Facility, where construction is expected to begin in the second half of 2025. In addition, our manufacturing presence in Portugal and our headquarters in the United States are key differentiators for us and position us to participate in initiatives to regionalize supply chains. We believe that selective growth through these strategic actions can further strengthen customer relationships, help to maintain and enhance our technological leadership, diversify our revenue streams and improve our profits.
Optimize Utilization of Existing Assets
Another key factor in our success is the optimization of asset utilization. We build and utilize manufacturing lines which support multiple customers, and we increase factory utilization through sophisticated planning processes and intensive efficiency improvement activities.
Competitive Strengths
The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, foundries and contract manufacturers. We believe we are well-positioned in the outsourced packaging and test services market. The following competitive strengths support our strategy to build upon our industry position and remain a preferred provider of semiconductor packaging and test services.
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
We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal, memory, sensors and radio frequency-semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers who seek to limit the number of their suppliers.
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
We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of new package formats. We collaborate with customers and leading OEMs to develop comprehensive packaging solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor companies, foundries and OEM electronics companies, we are able to focus resources on developing new packages that will meet the requirements of new products. The traditional delineation between front-end semiconductor manufacturing and packaging is starting to converge. Foundries, and in some cases IDMs, are integrating some packaging activities closer to front-end wafer processes. We work closely with foundry partners to complement these offerings by offering similar wafer-based technologies as well as downstream processing.

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

	For the Year Ended December 31,
	2024		2023		2022
	(In millions, except percentage of net sales)
Advanced Products	$5,175	81.9%	$5,033	77.4%	$5,368	75.7%
Mainstream Products	1,143	18.1%	1,470	22.6%	1,724	24.3%
Total net sales	$6,318	100.0%	$6,503	100.0%	$7,092	100.0%
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
FCBGA Products: FCBGA packages are large form factor substrate-based packages which are used where processing power and speed are a higher priority than a small form factor. Our FCBGA packages are assembled using state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias, and ultra-fine line and space metallization, FCBGA substrates have the highest routing density available. The variety of FCBGA package options, from large single die to multi-chip packages with memory, allows package selection to be tailored to the specific thermal needs of the end product. We offer FCBGA packaging in a variety of product formats to fit a wide range of end application requirements, including networking, storage, computing, automotive and consumer applications. Some FCBGA products incorporate 2.5D technology, which utilizes high density silicon interposers to enable the integration of high-performance chips, such as high bandwidth memory and graphics processors, into a single package.
Memory Products: Memory packages consist of either standalone packaging and testing or a combination of NAND Flash, DRAM, or a memory controller IC using a variety of packaging technologies, including FC, SCSP, SiP, PoP and other state-of-the-art packaging technologies. These products are used as system memory or platform data storage in all of our end markets.
Wafer-level Package Products: We offer three types of wafer-level packages: wafer-level CSP; WLFO; SiPh and CPO; and SWIFT. Wafer-level CSP and WLFO are complementary technologies. Customers can choose between the two package types as their die sizes shrink or grow.
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
•SiPh and CPO allow for the integration of fiberoptic interconnects both within a package and within the server architecture to reduce power consumption, heat generation and improve performance. Amkor has supported previous generations of SiPh packaging needs and is aligned with the market to support its future needs, through chip on wafer, chip on chip and other advanced packaging solutions.
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
Traditional leadframe packages support a wide variety of device types and applications. Two of our most popular traditional leadframe package types are small outline IC and quad flat package, commonly known as “dual” and “quad” products, respectively, based upon the number of sides from which the leads extend. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.
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
In 2024, 2023 and 2022, we had net sales of approximately $3,085 million, $2,955 million and $2,930 million, respectively, from our advanced SiP modules, which are mostly included in Advanced Products, depending upon the interconnect technology used in the module.
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
End Markets
The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market:

	2024	2023	2022
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smartphones, tablets)	48%	50%	44%
Computing (data center, infrastructure, PC/laptop, storage)	19%	16%	16%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	18%	21%	20%
Consumer (AR & gaming, connected home, home electronics, wearables)	15%	13%	20%
Total net sales	100%	100%	100%
RESEARCH AND DEVELOPMENT
We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. Our research efforts focus on developing new packaging solutions and test services, as well as improving the efficiency and capabilities of our existing production processes. By concentrating our research and development on our customers’ needs for innovative packaging solutions for increased performance, higher density, smaller size and lower cost, we gain opportunities to enter markets early and compete for new business.
A significant area of focus is on integrated multi-die solutions, including 2.5D, SWIFT and S-Connect. These multi-chip modules and high-density WLFO solutions enable package level integration of different types and levels of silicon technologies for high performance computing, networking and data center applications. This is accomplished by combining processors and other chiplets into one packaged module. Through die partitioning and heterogeneous integration, these modules provide higher functionality at lower total product cost.
Another important priority is the development of wafer-level and panel-level packages for 2D and 3D implementations. These wafer-level chip-scale packages and WLFO packages are increasingly the preferred package type for many applications in IoT and mobile devices, including processors, power management integrated circuits (“PMICs”), display drivers and antenna package products. Our development of Panel Level Fan Out (“PLFO”) technology will permit higher economies of scale for fan-out package devices manufactured on a panel versus wafer basis.
Another key area is developing highly integrated SiP modules, such as DSMBGA or double-sided molded land grid array packages, to reduce material and processing costs and minimize form factor for wearables and mobile devices.
We are also developing new applications for the automotive market using existing and new package technologies as higher performance computing, energy efficiency, power distribution and sensor content are used to support new automotive features including ADAS, infotainment, optical sensors and electric vehicles. In addition, we are developing high power modules involving SiC-based devices.
Our research and development employees are based in Korea, Portugal, the United States and other locations in Asia. In 2024, 2023 and 2022, we incurred $163.0 million, $177.5 million and $149.4 million, respectively, of research and development expense.
SALES AND MARKETING
Our sales offices are located throughout Asia, Europe and the United States. Our support personnel manage and promote our packaging and test services and provide key customer and technical support. To provide comprehensive sales and customer service, we typically assign our customers a direct support team consisting of a sales manager, assembly and test technical program managers and both field and factory customer support representatives. We also support our largest multinational customers from multiple office locations to ensure that we are aligned with their global operational and business requirements.
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
CUSTOMERS
Our customers include many of the largest semiconductor companies in the world. Our ten largest customers accounted for 72% of our net sales in 2024. Direct sales to Apple and Qualcomm accounted for 30.8% and 10.2% of our net sales, respectively, for the year ended December 31, 2024.
MATERIALS AND EQUIPMENT
Materials
Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are laminate substrates, ICs, capacitors, leadframes and gold wire. The silicon wafer is generally consigned from our customer. We generally do not take ownership of the customer consigned wafer, and title and risk of loss remains with the customer for these materials. Test materials constitute a very small portion of our total test cost. Generally, we purchase materials based on Amkor’s commitments to customer forecasts, and our customers are generally responsible for any unused materials we purchase based on such commitments.
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
The primary types of equipment used in providing our packaging services are wirebonders, die bonders, chip shooters and die attach. In addition, we maintain a variety of other packaging equipment, including mold, singulation, ball attach and wafer backgrind, along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our packages.
We also purchase wafer bumping equipment to facilitate our flip chip and wafer level packaging services such as 2.5D and HDFO, which is used for HPC and artificial intelligence systems. Wafer bumping equipment includes sputter and spin coaters, electroplating equipment, reflow ovens and other types of equipment. This equipment tends to have longer lead times for delivery and installation than other packaging equipment and is sold in relatively larger increments of capacity.
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
GOVERNMENTAL REGULATIONS
As a public company with global operations, we are subject to various federal, state, local and foreign laws, and our products and services are governed by a number of rules and regulations. These regulations, which differ among jurisdictions, include financial and other external reporting disclosure rules, accounting standards and environmental, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel, privacy and anti-corruption laws. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for compliance with government regulations.
Environmental Matters
We use chemicals and materials in the semiconductor packaging process that generate byproducts such as wastewater, solid waste and flue gas. For example, water used for rinsing or cooling wafers being sawed or used in the etching or solder deposition process produces wastewater. Scrap from metal lead-frame or substrate processing or excessive molding resin produces solid waste. Emissions from solvents used for coating produce flue gases. In addition to byproducts, semiconductor packages have historically contained lead, a naturally occurring element that can be toxic. The use of lead in our packages has decreased over time due to the use of lead-free alternatives. The use and storage of chemicals and materials are subject to various laws and regulations governing waste disposal, water discharge, emissions into the atmosphere and employee health and safety. We make continuous efforts to comply with these environmental laws and regulations, including environmental management systems, safety training for employees and pollution control at our factories.
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
COMPETITION
The outsourced semiconductor packaging and test market is highly competitive, geopolitical trade tensions have increased competition from Chinese firms supporting a China-for-China supply chain. We face competition from established packaging and test service providers primarily located in Asia, including ASE Technology, JCET Group and Powertech Technology.
Additionally, we compete with contract foundries, such as TSMC, and electronic manufacturing service providers or contract electronics manufacturers, including Universal Scientific Industrial and Luxshare, which offer certain types of advanced packaging. Our IDM customers also evaluate our services and scale against their own in-house capabilities.
The key competitive factors in the outsourced semiconductor packaging and test services market are:

•Advanced packaging technology
•Geographic location of services
•Manufacturing scale and expertise
•Customer co-development and innovation
•Investment in new technology and capacity
•Quality and reliability
•Price
•Cycle time
We believe we are competitive in these areas.
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
We believe that our efforts to motivate, retain and support the growth of qualified employees is reflected in the long average tenure of many of our key employees.
As of December 31, 2024, Amkor employed 28,300 employees, of whom approximately 96%, 3% and 1% resided in the Asia-Pacific region, Europe and the United States, respectively. Our global workforce spans 12 countries, reflecting various cultures, backgrounds, ages, genders and ethnicities. Our employees in France, Germany, the Philippines, Singapore, Taiwan and the United States are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia, Portugal and Vietnam are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories.

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
•competition with established competitors in the packaging and test business, the internal capabilities of IDMs, and new competitors, including foundries and contract manufacturers;
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
Risks Related to Our International Sales and Operations
•dependence on international factories and operations, and risks relating to trade restrictions and regional conflict.
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
•environmental, health and safety liabilities and expenditures; and
•conditions and obligations in connection with the receipt of government awards and incentives.
General Risk Factors
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
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as communications, computing, automotive and industrial or consumer electronics, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, the Covid-19 pandemic disrupted demand in the automotive and industrial end market in 2020, and during 2019, there was weakness in the general market and an inventory correction in the smartphone market.
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
•pandemics or other widespread illnesses that may impact our labor force, operations, liquidity, supply chain and end-user demand for products which incorporate semiconductors;

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
In recent years, the U.S. Bureau of Industry and Security announced new export control regulations applicable to the sale of U.S. semiconductor technology in China (collectively, the “BIS Regulations”). The above factors, in addition to the BIS Regulations and other similarly restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
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
We face competition from foundries, such as TSMC and Samsung, which offer full turnkey services from silicon wafer fabrication through packaging and final test. These foundries, which are substantially larger than us and have greater financial resources than we do, have expanded their operations to include packaging and test services and may continue to expand these capabilities in the future. If a key customer decides to purchase wafers from a semiconductor foundry that provides packaging and test services, our business could be adversely affected if the customer also engages that foundry for related packaging and test services.
We also face competition from contract manufacturers and electronic manufacturing service providers, many of which are larger than us, have lower cost structures, and may be willing or able to sell their services at lower margins. These competitors have increased and could increase pricing and competitive pressures.
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
In October 2023, we completed the initial phase of construction for the Vietnam Facility. While manufacturing has begun at the Vietnam Facility, there can be no assurance that the actual scope, costs or benefits of the project will be consistent with our current expectations.
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
We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers accounted for, in the aggregate, 72% of our net sales for the year ended December 31, 2024. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
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
For example, as seen in the automotive end market in 2020, the Covid-19 pandemic and restrictions imposed by governmental authorities to mitigate the spread of Covid-19 decreased demand for our customers’ products and services, thereby adversely impacting their demand for our services.
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
Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, and the amount of our capital expenditures for 2025 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, the performance of our business, economic and market conditions, advances in technology, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam. Substantially all of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the United States.  The following are some of the risks we face in doing business internationally:
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
•international trade disputes, geopolitical tensions, increasing protectionism and economic nationalism leading to increasing export restrictions, trade barriers, tariffs, and other changes in trade policy;
•laws, rules, regulations and policies within China and other countries that may favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•health and safety concerns, including widespread outbreak of infectious diseases and governmental responses thereto;
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
Global pandemics and the spread of infectious diseases may impact our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with such outbreaks. National, regional, and local governments may implement public health measures to mitigate the spread of such outbreaks in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2024, our total debt balance was $1,159.5 million, of which $236.0 million was classified as a current liability and $639.5 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
Risks Related to Our Common Stock
Susan Y. Kim and members of her family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of December 31, 2024, Susan Y. Kim, the Chairman of our Board of Directors and members of the Kim family and affiliates owned approximately 132.1 million shares, or approximately 54%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.7 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of December 31, 2024, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
Ms. Kim and her family and affiliates, acting together, have the ability to effectively determine or substantially influence matters submitted for approval by our stockholders including the election of our Board of Directors, by voting their shares or otherwise acting by written consent. There is also the potential, through the election of members of our Board of Directors, that the Kim family could substantially influence matters decided upon by our Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay. Concentration of ownership also reduces the public float of our common stock. There may be less liquidity and higher price volatility for the stock of companies with a smaller public float compared to companies with broader public ownership. Also, the sale or the prospect of the sale of a substantial portion of the Kim family shares may cause the market price of our stock to decline significantly.
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
Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls and fraud or corruption. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections concerning the effectiveness of internal controls in future periods are subject to the risk that our internal controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries we operate in have enacted laws based on the Pillar Two Model Rules effective in 2024. While the Pillar Two Model Rules did not have a material impact on our 2024 results, additional countries where we operate, including Singapore, have adopted Pillar Two Model Rules effective in 2025. Enactment of this legislation is expected to adversely affect our effective tax rate, tax payments and conditional reduced tax rates. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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
The awards and incentives from the agreement with the U.S. Department of Commerce (“Commerce”) pursuant to the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”) might not materialize as such awards and incentives are conditional upon achieving or maintaining certain outcomes and compliance with other obligations, are subject to reduction, termination, or clawback and would impose certain restrictions on our business.
In December 2024, Commerce awarded us up to $407 million in direct funding pursuant to the CHIPS Act for the Arizona Facility. This award requires us to achieve construction and production milestones and restricts us from undertaking certain activities. We cannot guarantee that we will successfully achieve and maintain outcomes or be able to comply with other obligations required to qualify for this award or that Commerce will provide or continue to provide such funding. The award arrangements provide Commerce with rights to audit our compliance with their terms and obligations, and such audits could result in modifications to, or termination of, the award. To a lesser extent, we also receive incentives from state and local governments for the Arizona Facility, which have similar terms and conditions. Any awards or incentives we receive could be subject to reduction, termination, or clawback, and any decrease, termination, or clawback of such government awards and incentives could have a material adverse effect on our business, results of operations, or financial condition.
General Risk Factors
Our business and financial condition has been adversely affected, and could be adversely affected in the future, by natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services; political events or instability; acts of war or armed conflict (such as ongoing conflicts in Ukraine and Israel); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or only a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management and Strategy
Our cybersecurity measures are designed to help protect our information security systems from cybersecurity threats. Our Global Information Security Team is led by our Corporate Vice President and Chief Information Officer (“CIO”) and is composed of key functional leaders. Our Global Information Security Team assesses, identifies and manages cybersecurity risks to the Company, including by:

•Assessing, identifying and managing cybersecurity risks to our information systems: We assess, identify and manage cybersecurity risks to our information systems, including by: (i) establishing and maintaining a governance structure that includes policies, procedures and processes designed to manage cybersecurity threats and cybersecurity incidents; (ii) conducting ongoing risk assessments, including to identify and assess cybersecurity risks; (iii) developing and implementing an overall risk management strategy, which includes cybersecurity risks; (iv) overseeing, identifying and managing risks from cybersecurity threats associated with our use of third-party service providers and our supply chain; and (v) engaging external experts, including cybersecurity assessors, consultants and auditors to evaluate and test our cybersecurity measures and risk management processes; and
•Establishing a program to assess and help mitigate cybersecurity threats: We have established a program to assess and help mitigate cybersecurity threats through: (i) conducting employee training on cybersecurity risks and best practices; (ii) implementing measures to classify and protect data; and (iii) taking steps to be aware of and address new cybersecurity threats, including through the receipt of threat information from third-parties that helps us proactively prevent and detect cybersecurity threats.
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
Members of the Global Information Security Team possess expertise in various disciplines that are key to effectively managing our information security program. Team members represent relevant functions within the organization (e.g., Risk and Compliance, Security Operation Center & Network Engineering and Operational Technology). Global Information Security Team members have multiple years of experience working for large enterprises in the information technology and information security space. This includes, but is not limited to, expertise in data infrastructure, operations and information security and risk and compliance. In addition, our CIO and certain members of the Global Information Security Team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their participation in incident response protocols.

Item 2.Properties

The location and size of our manufacturing and research and development facilities are set forth in the table below. All facilities are owned unless otherwise specified. Generally, our facilities are collateral for indebtedness incurred by our subsidiary for the jurisdiction in which the facilities are located.

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,398,000	—	1,398,000
Japan	1,489,000	286,000	1,775,000
Korea	4,476,000	—	4,476,000
Malaysia (1)	433,000	—	433,000
Philippines (2)	765,000	557,000	1,322,000
Portugal	519,000	—	519,000
Taiwan (1)	1,100,000	16,000	1,116,000
Vietnam (1)	1,467,000	—	1,467,000
Total all facilities	11,647,000	859,000	12,506,000
(1)Land is leased.
(2)As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.
During 2024, we acquired land for the Arizona Facility. We anticipate beginning construction of the new facility in the second half of 2025.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMKR.” There were approximately 73 holders of record of our common stock as of February 14, 2025.

DIVIDEND POLICY

Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a regular quarterly cash dividend on our common stock.

We currently anticipate that we will continue to pay regular quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors. Refer to the “Liquidity” section in Item 7 of this Form 10-K for additional information.

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

October 1 - October 31	5,083	$25.47	—	$—
November 1 - November 30	45	26.48	—	—
December 1 - December 31	755	26.28	—	—
Total	5,883	$25.58	—

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

The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2019 through 2024:

	For the Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Amkor Technology, Inc.	$100.00	$116.30	$192.55	$188.13	$263.98	$209.15
S&P Midcap 400	100.00	113.66	141.80	123.28	143.54	163.54
PHLX Semiconductor	100.00	153.66	219.51	142.94	238.72	287.31

Item 6.<Reserved>

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes comparisons of certain 2024 financial information to the same information for 2023. For discussion of 2023 results in comparison with 2022 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 16, 2024.

Overview

Amkor is the world’s largest US headquartered OSAT (outsourced semiconductor assembly and test) service provider. We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Our primary financial objective is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, providing our customers with a geographically diverse manufacturing footprint, growing within the industry secular growth markets of HPC, automotive, IoT and mobile communications, selectively growing our scale and scope through strategic investments and optimizing utilization of existing assets.

We believe that demand for advanced packaging services will continue to grow as our customers and leading electronics OEMs strive for smaller device geometries, higher levels of integration and performance and lower power consumption. We intend to continue to leverage our investments in advanced technology to meet the demand for these services in high growth markets.

High performance computing supporting artificial intelligence and increasing demand for improved networking speed and storage within data centers, cloud computing, PCs and laptops, are driving demand for more semiconductors and advanced packaging in the computing end market. Increasing semiconductor content in automobiles is driving increased demand for advanced packaging to enable the proliferation of safety features such as ADAS and radar and digital cockpit features such as infotainment displays and telematics. The IoT wearables within our consumer end market are evolving in multiple applications, such as hearables, watches and augmented reality and virtual reality devices. Integration of multiple functions into small form factors, such as processors, sensors and connectivity devices, relies on innovation in advanced packaging. Within our communications end market, we have a strong position across multiple device functionalities within premium and high tier smartphones. We are collaborating with industry leaders as smartphones transition to include artificial intelligence and drive semiconductor growth through integration of a broad range of applications, enhanced features and higher performance requirements to support increased data processing.

Our broad geographic footprint, including our manufacturing presence in multiple countries across Asia, in Portugal and our headquarters in the United States, is a key differentiator and positions us well to support evolving global supply chains, including initiatives to regionalize supply chains. We began delivering advanced packages from the Vietnam Facility in the third quarter of 2024. In addition, we are progressing plans to build an advanced packaging and test facility in Arizona and were awarded up to $407 million in direct funding by Commerce pursuant to the CHIPS Act to support the facility, conditioned on, among other things, the achievement of certain construction and production milestones. We acquired the land for the Arizona Facility in 2024 and expect to begin construction in the second half of 2025. We believe our broad geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains.

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

We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of December 31, 2024, we had cash and cash equivalents and short-term investments of $1,133.6 million and $513.0 million, respectively.
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
2024 Financial Summary

Our net sales decreased $185.4 million or 2.9% to $6,317.7 million in 2024 from $6,503.1 million in 2023. The decrease was primarily due to lower sales in our automotive and industrial and communications end markets, partially offset by growth in the computing and consumer end markets.

Gross margin increased to 14.8% in 2024 compared to 14.5% in 2023. The increase was primarily due to the extension of the estimated useful life of our test equipment from five years to seven years and net favorable foreign currency exchange rate movements, offset by the decrease in net sales and resulting lower factory utilization.

Operating income margin decreased to 6.9% in 2024 from 7.2% in 2023. The decrease in our operating income margin was primarily due to increased employee compensation costs and costs incurred during start-up at the Vietnam Facility, partially offset by the increase in our gross margin discussed above and a reduction in bad debt expense.

In 2024, our capital expenditures totaled $743.8 million, or 11.8% of net sales, compared to $749.5 million, or 11.5% of net sales in 2023. Our spending was primarily focused on investments in advanced packaging and test equipment.

Net cash provided by operating activities was $1,088.9 million for the year ended December 31, 2024, compared to $1,270.0 million for the year ended December 31, 2023. This decrease was primarily due to changes in working capital and lower operating profits.

In November 2024, our Board of Directors approved a quarterly dividend of $0.08269 per share, a 5% increase from the rate set in November 2023. The Board of Directors also approved a special cash dividend of $0.40546 per share. In 2024, we paid total cash dividends of $178.6 million.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Materials	55.1%	55.1%	51.4%
Labor	9.9%	9.9%	10.0%
Depreciation	8.5%	8.9%	8.0%
Other manufacturing costs	11.7%	11.6%	11.8%
Gross margin	14.8%	14.5%	18.8%
Selling, general and administrative	5.3%	4.5%	4.0%
Research and development	2.6%	2.7%	2.1%
Operating income	6.9%	7.2%	12.7%
Net income attributable to Amkor	5.6%	5.5%	10.8%

Net Sales

				Change
	2024	2023	2022	2024 over 2023		2023 over 2022
	(In thousands, except percentages)
Net sales	$6,317,692	$6,503,065	$7,091,585	$(185,373)	(2.9)%	$(588,520)	(8.3)%

The $185.4 million decrease in net sales in 2024 compared to 2023 was primarily due to lower sales in our automotive and industrial and communications end markets, partially offset by growth in the computing and consumer end markets. The automotive and industrial end market decreased 16% in 2024 compared to 2023 primarily driven by elevated customer inventories and weaker demand. The communications end market decreased 7% in 2024 compared to 2023 primarily due to lower supported content mix in premium tier smartphones. The computing and consumer end markets grew 16% and 10%, respectively, in 2024 compared to 2023 primarily driven by strong demand for ARM-based PCs, AI devices and IoT wearables.

Gross Profit and Gross Margin

				Change
	2024	2023	2022	2024 over 2023	2023 over 2022
	(In thousands, except percentages)
Gross profit	$933,212	$943,153	$1,329,987	$(9,941)	$(386,834)
Gross margin	14.8%	14.5%	18.8%	0.3%	(4.3)%

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

While gross profit decreased for 2024 compared to 2023, gross margin increased primarily due to the extension of the estimated useful life of our test equipment from five years to seven years and net favorable foreign currency exchange rate movements, offset by the decrease in net sales and resulting lower factory utilization.

Selling, General and Administrative

				Change
	2024	2023	2022	2024 over 2023		2023 over 2022
	(In thousands, except percentages)
Selling, general and administrative	$331,806	$295,393	$283,372	$36,413	12.3%	$12,021	4.2%

Selling, general and administrative expenses increased in 2024 compared to 2023. The increase was primarily due to increased employee compensation costs and costs incurred during start-up at the Vietnam Facility, partially offset by a reduction in bad debt expense. In 2024, the costs incurred during start-up at the Vietnam Facility increased approximately $16 million compared to 2023.

Research and Development

				Change
	2024	2023	2022	2024 over 2023		2023 over 2022
	(In thousands, except percentages)
Research and development	$162,951	$177,473	$149,429	$(14,522)	(8.2)%	$28,044	18.8%

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
Research and development expenses decreased in 2024 compared to 2023 primarily due to the utilization mix of assets shared with manufacturing and projects moving into production, partially offset by new development projects in packaging technologies.
Other Income and Expense

				Change
	2024	2023	2022	2024 over 2023		2023 over 2022
	(In thousands, except percentages)
Interest expense	$64,945	$59,000	$58,563	$5,945	10.1%	$437	0.7%
Interest income	(65,541)	(48,458)	(12,762)	(17,083)	35.3%	(35,696)	>100%
Foreign currency (gain) loss, net	8,856	18,361	(1,572)	(9,505)	(51.8)%	19,933	>(100)%
Loss on debt retirement	—	—	464	—	—%	(464)	(100.0)%
Other	(821)	(2,457)	(4,439)	1,636	(66.6)%	1,982	(44.6)%
Total other expense, net	$7,439	$26,446	$40,254	$(19,007)	(71.9)%	$(13,808)	(34.3)%

Interest expense increased in 2024 compared to 2023, primarily due to a decrease in capitalized interest for the Vietnam Facility and an increase in our finance lease obligation balance.

Interest income increased in 2024 compared to 2023, primarily due to increases in our cash and cash equivalent and available-for-sale debt investment balances and higher interest rates.

The changes in foreign currency (gain) loss, net for the 2024 compared to the 2023 were primarily due to the lower net costs associated with foreign exchange forward contracts.

Income Tax Expense

				Change
	2024	2023	2022	2024 over 2023	2023 over 2022
	(In thousands, except percentages)
Income tax expense	$75,481	$81,710	$89,890	$(6,229)	$(8,180)
Effective tax rate	17.5%	18.4%	10.5%

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

During 2024, 2023 and 2022, our subsidiaries in Korea and Singapore operated under various conditional reduced tax rates. Beginning in 2024, our subsidiary in Vietnam also operated under a conditional reduced tax rate. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase. In addition, the conditional reduced tax rates granted to certain operations are expected to be adversely impacted by the enactment of the Pillar Two Model Rules effective in 2025. We believe the short-term impact will result in an increase to the overall effective tax rate of approximately 2 to 3 percentage points, before any discrete tax items, depending on the amount and relative mix of earnings in each location, among other factors.

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

As of December 31, 2024, we had cash and cash equivalents and short-term investments of $1,646.5 million. Included in our cash and short-term investments balances as of December 31, 2024, is $1,407.9 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes. For the year ended December 31, 2024, we estimate that repatriation of this foreign cash and short-term investments would generate withholding taxes and state income taxes of approximately $48 million.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the year ended December 31, 2024 and 2023, we sold accounts receivable totaling $158.6 million and $253.9 million, net of discounts and fees of $0.4 million and $1.3 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
In December 2024, we signed a Direct Funding Agreement with the U.S. Department of Commerce for the award of up to $407 million in government incentives pursuant to the CHIPS Act, and no funds have been received to date. The award requires us to achieve construction and production milestones over the next several years. In addition, we receive a 25% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. For additional information, please refer to Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
The maximum borrowing capacity under our $600.0 million senior secured revolving credit facility (“2022 Singapore Revolver”) is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of December 31, 2024, we had availability of $600.0 million. As of December 31, 2024, our foreign subsidiaries also had $60.0 million available to be borrowed under term loan credit facilities. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2024, we had debt of $1,159.5 million, with $236.0 million payable within 12 months. As of December 31, 2024, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2024 for variable rate debt, were $134.0 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $49.9 million. We were in compliance with all debt covenants as of December 31, 2024, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of December 31, 2024, our total remaining operating lease obligations and finance lease obligations were $98.5 million and $204.4 million, respectively, with $30.9 million and $65.7 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments. For additional information regarding our leases, please refer to Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of December 31, 2024, the purchase obligations were $476.8 million, with $425.1 million payable within 12 months.

Capital Returns

In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.

In 2024, we paid total cash dividends of $178.6 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.

Capital Resources

We make significant capital expenditures in order to service the demand of our customers. In 2024, our capital expenditures totaled $743.8 million or approximately 11.8% of net sales, which are primarily focused on investments in advanced packaging and test equipment.

We expect that our 2025 capital expenditures will be approximately $850 million, approximately 5% to 10% of which we expect to spend on the construction of the Arizona Facility. Ultimately, the amount of our 2025 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, including the commencement of construction for the Arizona Facility, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 6 and Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on our investments and borrowings, respectively.
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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2024 was as follows:

	For the Year Ended December 31
	2024	2023	2022
	(In thousands)
Operating activities	$1,088,868	$1,270,020	$1,098,756
Investing activities	(800,324)	(951,910)	(1,007,169)
Financing activities	(260,432)	(149,207)	55,597

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2024 decreased by $181.2 million compared to the year ended December 31, 2023, primarily due to changes in working capital and lower operating profits.

Investing activities:  Our cash flow used in investing activities for the year ended December 31, 2024 decreased by $151.6 million compared to the year ended December 31, 2023, primarily due to lower net payments for short-term investment activity.

Financing activities:  The net cash used in financing activities for the year ended December 31, 2024 and 2023 was primarily due to the payments of our dividends, payments of finance lease obligations and net debt repayments.

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

	For the Year Ended December 31
	2024	2023	2022
	(In thousands)
Net cash provided by operating activities	$1,088,868	$1,270,020	$1,098,756
Payments for property, plant and equipment	(743,796)	(749,467)	(908,294)
Proceeds from sale of and grants for property, plant and equipment	14,203	13,032	3,148
Free cash flow	$359,275	$533,585	$193,610

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

Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, please refer to Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2024, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2024 would have been approximately $11 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2024, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the year ended December 31, 2024, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2024 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2024 would have been approximately $148 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a loss of $8.8 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$144,529	$130,662	$638,995	$94,020	$21,756	$—	$1,029,962	$1,017,507
Average interest rate	1.8%	1.9%	5.8%	2.0%	2.1%	—%	4.3%
Variable rate debt	$91,500	$43,000	$—	$—	$—	$—	$134,500	$133,873
Average interest rate	5.2%	5.3%	—%	—%	—%	—%	5.2%
Total debt maturities	$236,029	$173,662	$638,995	$94,020	$21,756	$—	$1,164,462	$1,151,380

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

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded income tax expense of $75.5 million for the year ended December 31, 2024, and net deferred tax assets of $55.9 million and unrecognized tax benefits of $36.3 million as of December 31, 2024. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Management monitors on an ongoing basis its ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. The Company operates in and files income tax returns in various U.S. and foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

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
February 21, 2025

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Net sales	$6,317,692	$6,503,065	$7,091,585
Cost of sales	5,384,480	5,559,912	5,761,598
Gross profit	933,212	943,153	1,329,987
Selling, general and administrative	331,806	295,393	283,372
Research and development	162,951	177,473	149,429
Total operating expenses	494,757	472,866	432,801
Operating income	438,455	470,287	897,186
Interest expense	64,945	59,000	58,563
Other (income) expense, net	(57,506)	(32,554)	(18,309)
Total other expense, net	7,439	26,446	40,254
Income before taxes	431,016	443,841	856,932
Income tax expense	75,481	81,710	89,890
Net income	355,535	362,131	767,042
Net income attributable to noncontrolling interests	(1,523)	(2,318)	(1,219)
Net income attributable to Amkor	$354,012	$359,813	$765,823
Net income attributable to Amkor per common share:
Basic	$1.44	$1.46	$3.13
Diluted	$1.43	$1.46	$3.11
Shares used in computing per common share amounts:
Basic	246,344	245,628	244,676
Diluted	247,818	247,176	246,205
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$355,535	$362,131	$767,042
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(722)	1,785	(1,225)
Adjustments to unrealized components of defined benefit pension plans	665	1,685	8,604
Foreign currency translation	(8,783)	(3,819)	(10,658)
Total other comprehensive income (loss)	(8,840)	(349)	(3,279)
Comprehensive income	346,695	361,782	763,763
Comprehensive income attributable to noncontrolling interests	(1,523)	(2,318)	(1,219)
Comprehensive income attributable to Amkor	$345,172	$359,464	$762,544
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,133,553	$1,119,818
Short-term investments (amortized cost of $513,494 and $474,663, respectively)	512,984	474,869
Accounts receivable, net of allowances of $1,318 and $8,114, respectively	1,055,013	1,149,493
Inventories	310,910	393,128
Other current assets	61,012	58,502
Total current assets	3,073,472	3,195,810
Property, plant and equipment, net	3,576,148	3,299,445
Operating lease right of use assets	109,730	117,006
Goodwill	17,947	20,003
Restricted cash	759	799
Other assets	166,272	138,062
Total assets	$6,944,328	$6,771,125
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$236,029	$131,624
Trade accounts payable	712,887	754,453
Capital expenditures payable	123,195	106,368
Short-term operating lease liability	26,827	33,616
Accrued expenses	356,337	358,414
Total current liabilities	1,455,275	1,384,475
Long-term debt	923,431	1,071,832
Pension and severance obligations	70,594	87,133
Long-term operating lease liabilities	57,983	56,837
Other non-current liabilities	253,880	175,813
Total liabilities	2,761,163	2,776,090
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 293,052 and 292,167 shares issued, and 246,684 and 245,888 shares outstanding, respectively	293	292
Additional paid-in capital	2,031,643	2,008,170
Retained earnings	2,335,132	2,159,831
Accumulated other comprehensive income (loss)	7,510	16,350
Treasury stock, at cost, 46,368 and 46,279 shares, respectively	(225,033)	(222,335)
Total Amkor stockholders’ equity	4,149,545	3,962,308
Noncontrolling interests in subsidiaries	33,620	32,727
Total equity	4,183,165	3,995,035
Total liabilities and equity	$6,944,328	$6,771,125
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2021	290,466	$290	$1,977,134	$1,163,939	$19,978	(46,151)	$(219,065)	$2,942,276	$30,270	$2,972,546
Net income	—	—	—	765,823	—	—	—	765,823	1,219	767,042
Other comprehensive income (loss)	—	—	—	—	(3,279)	—	—	(3,279)	—	(3,279)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(7)	(161)	(161)	—	(161)
Issuance of stock through share-based compensation plans	783	1	5,648	—	—	—	—	5,649	—	5,649
Share-based compensation	—	—	13,562	—	—	—	—	13,562	—	13,562
Cash dividends declared ($0.225 per common share)	—	—	—	(55,118)	—	—	—	(55,118)	—	(55,118)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(540)	(540)
Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	359,813	—	—	—	359,813	2,318	362,131
Other comprehensive income (loss)	—	—	—	—	(349)	—	—	(349)	—	(349)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(121)	(3,109)	(3,109)	—	(3,109)
Issuance of stock through share-based compensation plans	918	1	3,549	—	—	—	—	3,550	—	3,550
Share-based compensation	—	—	8,277	—	—	—	—	8,277	—	8,277
Cash dividends declared ($0.30375 per common share)	—	—	—	(74,626)	—	—	—	(74,626)	—	(74,626)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(540)	(540)
Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	354,012	—	—	—	354,012	1,523	355,535
Other comprehensive income (loss)	—	—	—	—	(8,840)	—	—	(8,840)	—	(8,840)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(89)	(2,698)	(2,698)	—	(2,698)
Issuance of stock through share-based compensation plans	885	1	5,102	—	—	—	—	5,103	—	5,103
Share-based compensation	—	—	18,371	—	—	—	—	18,371	—	18,371
Cash dividends declared ($0.72440 per common share)	—	—	—	(178,711)	—	—	—	(178,711)	—	(178,711)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(630)	(630)
Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$355,535	$362,131	$767,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594,663	631,508	612,702
Amortization of deferred debt issuance costs and premiums	3,534	3,523	3,247
Deferred income taxes	(784)	13,394	(11,623)
Gain on disposal of fixed assets, net	(3,978)	(2,200)	(2,807)
Share-based compensation	18,371	8,277	13,562
Other, net	8,160	16,660	(1,957)
Changes in assets and liabilities:
Accounts receivable	99,690	205,491	(103,990)
Inventories	78,965	233,797	(148,137)
Other current assets	(5,640)	2,673	(23,802)
Other assets	12,076	10,875	(34,835)
Trade accounts payable	(36,047)	(134,618)	86,574
Accrued expenses	3,709	(48,389)	(40,637)
Pension and severance obligations	(6,527)	(844)	(10,547)
Net operating lease ROU asset	3,544	50,650	(14,483)
Operating lease liabilities	(1,577)	(52,543)	1,574
Other non-current liabilities	(34,826)	(30,365)	6,873
Net cash provided by operating activities	1,088,868	1,270,020	1,098,756
Cash flows from investing activities:
Payments for property, plant and equipment	(743,796)	(749,467)	(908,294)
Proceeds from sale of property, plant and equipment	3,981	8,444	3,148
Proceeds from foreign exchange forward contracts	47,045	44,013	33,578
Payments for foreign exchange forward contracts	(88,623)	(75,786)	(104,703)
Payments for short-term investments	(568,711)	(657,583)	(438,803)
Proceeds from sale of short-term investments	65,502	94,242	33,972
Proceeds from maturities of short-term investments	474,097	379,344	370,924
Other investing activities	10,181	4,883	3,009
Net cash used in investing activities	(800,324)	(951,910)	(1,007,169)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	370,000	80,000
Payments of revolving credit facilities	—	(370,000)	(80,000)
Proceeds from short-term debt	5,012	20,712	29,711
Payments of short-term debt	(9,731)	(19,448)	(27,187)
Proceeds from long-term debt	172,651	168,335	366,386
Payments of long-term debt	(177,214)	(175,427)	(214,290)
Payments for debt issuance costs	(1,280)	(1,385)	(7,297)
Payments of finance lease obligations	(72,255)	(66,398)	(40,673)
Proceeds from issuance of stock through share-based compensation plans	4,995	3,562	5,635
Payments of dividends	(178,605)	(74,686)	(55,116)
Other financing activities	(4,005)	(4,472)	(1,572)
Net cash (used in) provided by financing activities	(260,432)	(149,207)	55,597
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(14,417)	(10,692)	(16,299)
Net increase in cash, cash equivalents and restricted cash	13,695	158,211	130,885
Cash, cash equivalents and restricted cash, beginning of period	1,120,617	962,406	831,521
Cash, cash equivalents and restricted cash, end of period	$1,134,312	$1,120,617	$962,406
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60,263	$54,306	$54,355
Income taxes	82,617	90,458	97,333
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	118,082	104,109	142,160
Property, plant and equipment acquired through grants	32,670	—	—
Right of use assets acquired through operating lease liabilities	29,541	6,270	64,849
Right of use assets acquired through finance lease liabilities	149,865	58,232	58,166
Grants and incentive receivables for qualified capital expenditures	1,403	—	—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is the world’s largest U.S. headquartered OSAT (outsourced semiconductor assembly and test) service provider. Since its founding in 1968, Amkor has pioneered the outsourcing of IC packaging and test services and is a strategic manufacturing partner for the world’s leading semiconductor companies, foundries, and electronics OEMs. Amkor provides turnkey manufacturing services for the communication, computing, automotive and industrial and consumer markets, including smartphones, data centers, artificial intelligence, electric vehicles and wearables. Amkor’s operational base includes production facilities, research and development centers and sales and support offices located in key electronics manufacturing regions in Asia, Europe and the United States. Amkor has built a leading position by:
•Designing and developing innovative packaging and test technologies focused on advanced packaging solutions in high growth markets, including artificial intelligence;
•Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution;
•Cultivating long-standing relationships with our customers and industry partners;
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

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2024 and 2023, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet were $17.3 million and $0.1 million, respectively, for each period. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant, and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2024, 2023 or 2022. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

A significant portion of our revenues is concentrated with a small group of customers (Note 18). Direct sales to our two largest customers accounted for 30.8% and 10.2% of our net sales for the year ended December 31, 2024. The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash, cash equivalents and short-term investments. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring when considered appropriate. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality money market funds and bank deposit accounts. Our short-term investments are principally investments in debt securities with maximum duration of twenty-four months and range from AAA to BB rated financial instruments. Our short-term investments are primarily in corporate bonds, direct obligations of the U.S. Government or its agencies, asset-backed securities and commercial paper. At December 31, 2024, our cash and cash equivalents were primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in various available-for-sale debt investments. See Note 6 for further discussion regarding our available-for-sale debt investments.

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

Investments

Generally, we classify our short-term investments in fixed income securities as available-for-sale debt investments. All of our available-for-sale debt investments as of December 31, 2024 are available to fund current operations and are recorded at fair value (Note 6). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.

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

We periodically assess the estimated useful lives of our property, plant and equipment. Based on our assessment of test equipment and its increased interchangeability enabling broader and longer use, we extended the estimated useful lives of test equipment from five years to seven years as of January 1, 2024. See Note 8 for further discussion of the estimated useful lives assessment.

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

Grant Accounting

From time to time, we may receive grants from governmental agencies. We recognize grants in our financial statements when there is reasonable assurance that we will comply with conditions attached to the grants and the grants will be received. Government grants are recognized in earnings on a systematic basis over the periods in which the entity incurs costs for which the grants are intended to compensate.

In 2024, we acquired approximately 56 acres of land related to the Arizona Facility with a total fair value of $36.9 million. In connection with this acquisition, we paid $4.2 million with the remaining amount obtained as a tangible non-monetary grant subject to the construction and operation of the Arizona Facility. We initially recorded the grant as a deferred liability in other non-current liabilities, and subsequently it will be reclassified on a net basis against construction and operation costs.

In August 2022, the U.S. government enacted the CHIPS Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. In 2024, we recorded $1.4 million of investment tax credits, which reduced the carrying amounts of the qualifying property, plant and equipment in our Consolidated Balance Sheets. These investment tax credits are recorded either as a reduction of current income taxes payable or as other assets. In December 2024, Commerce awarded us up to $407 million in direct funding pursuant to the CHIPS Act for the Arizona Facility. This award requires us to achieve construction and production milestones and restrict us from undertaking certain activities. As of December 31, 2024, no funding amounts have been received.

Leases

We lease certain machinery and equipment, office space, and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease components (e.g., fixed payments including rent, real estate taxes and

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

insurance costs) with the non-lease components (e.g., common-area maintenance costs) for all asset classes. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 81 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options or obligations to purchase the leased property. Total long-term finance lease liabilities as of December 31, 2024 and December 31, 2023 were $122.7 million and $47.8 million, respectively, and are included in other non-current liabilities.

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

Derivatives

We have foreign exchange risk related to monetary asset and liability positions at certain subsidiaries. To mitigate the impacts of these exposures, we enter into foreign exchange forward contracts, generally settled monthly. We do not apply hedge accounting to these derivatives. The derivatives are recorded at the fair value either in other current assets or accrued expenses, with the associated gains and losses charged to other (income) expense, net in the period in which they occur. Gains and losses recognized on these derivatives are classified as operating activities and are included within other, net in our Consolidated Statements of Cash Flows.
We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we enter into foreign currency forward contracts, generally settled monthly, that are designated as hedges of net investments. The difference between the forward rate and the spot rate of the net investment hedge forward contracts is excluded from the assessment of hedge effectiveness and subsequently reported in other (income) expense, net on a straight-line basis over the life of the forward contracts. These gains and losses are classified as operating activities and are included within other, net in our Consolidated Statements of Cash Flows. Changes in the fair value of the forward contracts are recognized in other comprehensive income (loss) within foreign currency translation.
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

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2024 and 2023 were $210.1 million and $260.8 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

At times, we receive cash payments from customers in advance of our performance. In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability and is included in accrued expenses and other non-current liabilities in the consolidated balance sheets. These contract liabilities are classified as either current or long-term based on the timing of when we expect to recognize revenue. Contract liabilities were $95.6 million and $135.5 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, the short-term portion of the liability was $59.7 million and $71.1 million, respectively. The remainder of the December 31, 2024 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the year that was included in the contract liability balance at the beginning of the period was $66.0 million, $66.9 million, and $101.2 million, for 2024, 2023 and 2022, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which was subsequently amended and clarified. ASU 2024-03 requires disaggregation of key expense categories such as inventory purchases, employee compensation, depreciation and intangible asset amortization in the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied either prospectively after the effective date or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this new standard on our financial statements, which is expected to result in enhanced disclosures.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

2. Share-Based Compensation Plans

For the years ended December 31, 2024, 2023 and 2022, we recognized share-based compensation of $18.4 million, $8.3 million and $13.6 million, respectively, primarily in selling, general and administrative expenses. The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The corresponding deferred income tax benefits are $2.4 million, $0.7 million and $1.7 million for 2024, 2023 and 2022, respectively.

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

2021 Equity Incentive Plan. On May 18, 2021, at our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), our stockholders approved the Amkor Technology, Inc. 2021 Equity Incentive Plan (as amended, the “2021 Plan”) to replace the 2007 Plan. The 2021 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; (v) performance units and performance shares; and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The number of shares authorized and available for issuance under the 2021 Plan is 23,100,000 shares, reduced for certain awards granted under the 2007 Plan after December 31, 2020, but before May 18, 2021. There were originally 22.8 million shares of our common stock reserved for issuance under the 2021 Plan, and at December 31, 2024, there were 19.4 million shares available for grant under the 2021 Plan.

Stock options

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a one to four year vesting schedule, and the term of the options granted is no longer than ten years. Upon option exercise, we may issue new shares of common or treasury stock.

In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. Expected volatilities are based on historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the annualized declared quarterly dividend rate divided by our closing stock price at the date of the grant. There have been no stock options granted since 2021.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our stock option activity for the year ended December 31, 2024:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	2,031	$10.58
Granted	—	—
Exercised	(396)	12.61
Forfeited or expired	(10)	13.49
Outstanding at December 31, 2024	1,625	$10.07	3.45 years	$25,380
Fully vested at December 31, 2024 and expected to vest thereafter	1,625	$10.07	3.45 years	$25,380
Exercisable at December 31, 2024	1,625	$10.07	3.45 years	$25,380
There was no unrecognized compensation expense from stock options as of December 31, 2024. The total intrinsic value of options exercised during fiscal years 2024, 2023, and 2022 was $7.9 million, $5.8 million, and $8.0 million, respectively.

Restricted stock units

From time to time, and pursuant to the 2021 Plan, we grant time-vested restricted stock units (“RSUs”) to our non-employee directors and certain employees and performance-vested restricted stock units (“PSUs”) to certain employees. RSUs granted prior to 2024 generally vest in four equal installments over a four-year period such that 100% of the RSUs will become vested on the fourth anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting dates. The general vesting period for RSUs granted since the start of 2024 decreased to three years. In some circumstances, we have granted RSUs subject to different vesting conditions, including RSUs that vest in a single installment or on a ratable schedule. Provided that the RSUs have not been forfeited earlier, they will generally vest upon the recipient’s retirement, death or disability, or upon a change in control of Amkor, in accordance with the terms and conditions of the applicable award agreement. The value of the RSUs is determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends or dividend equivalent rights expected to be paid on our common stock prior to vesting, and is recognized ratably over the vesting period.

PSUs granted prior to 2024 generally vest in one installment after a two-year period such that any earned PSUs will become vested within 90 days of the second anniversary of the award, subject to the recipient’s continued employment with us on the applicable vesting date. Generally for these PSUs, the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target grant amount based on Cumulative Basic EPS (as defined in the applicable award agreement) over a two-year performance measurement period. In some circumstances, we have granted PSUs subject to different vesting conditions, including PSUs that vest in full upon the achievement of performance goals other than Cumulative Basic EPS.

In 2024, we granted PSUs that were divided between PSUs based on earnings per share in each of 2024, 2025 and 2026 (“EPS PSUs”), and PSUs based on relative total shareholder return (“rTSR PSUs”) as compared to the components of the PHLX Semiconductor Index (the “SOX”) over a three-year period, with half of the awards as EPS PSUs and half as rTSR PSUs. EPS PSUs will vest in three installments over a three-year period such that any earned PSUs will become vested within 90 days of each year ending 2024, 2025 and 2026, subject to the recipient’s continued employment with us on the applicable vesting dates. For EPS PSUs, the number of shares of our common stock to be received at vesting will range from 0% to 225% of the target grant amount. The rTSR PSUs will vest in one installment after a three-year period and the number of shares of our common stock to be received at vesting will range from 0% to 150% of the target grant amount based on rTSR performance over the three-year performance period.

Provided the PSUs have not been forfeited earlier, the PSUs will generally vest upon the recipient’s retirement, death or disability, or upon a change of control of Amkor, in accordance with the terms and conditions of the applicable award agreement. For the PSUs granted prior to 2024 and the EPS PSUs, the value is initially determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends expected to be

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

paid on our common stock prior to vesting. For the rTSR PSUs, we estimated the grant-date fair value using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 4.33% and annualized volatility of 46.77%. We recognize the grant date fair value of the PSUs as compensation expense ratably over the vesting period.

The following table summarizes our RSU and PSU activity:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2021	286	$22.48
Awards granted	531	22.29
Awards vested	(22)	22.23
Awards forfeited	(57)	22.63
Non-vested at December 31, 2022	738	22.34
Awards granted	1,049	26.72
Awards vested	(464)	22.19
Awards forfeited	(16)	25.24
Non-vested at December 31, 2023	1,307	25.87
Awards granted	1,026	29.00
Awards vested	(489)	27.37
Awards forfeited	(217)	24.62
Non-vested at December 31, 2024	1,627	$27.56

Total unrecognized compensation expense from RSUs and PSUs was $16.5 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of approximately 1.78 years beginning January 1, 2025.

For the years ended December 31, 2024, 2023 and 2022 the total fair values of vested RSUs and PSUs were $15.5 million, $11.6 million and $0.5 million, respectively.

3. Other Income and Expense

Other income and expense consists of the following:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Interest income	$(65,541)	$(48,458)	$(12,762)
Foreign currency (gain) loss, net	8,856	18,361	(1,572)
Loss on debt retirement	—	—	464
Other	(821)	(2,457)	(4,439)
Total other (income) expense, net	$(57,506)	$(32,554)	$(18,309)

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

4. Income Taxes

Geographic sources of income (loss) before taxes are as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$81,289	$94,643	$81,488
Foreign	349,727	349,198	775,444
Income before taxes	$431,016	$443,841	$856,932

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
Federal	$7,898	$19,831	$40,063
State	34	7	150
Foreign	68,333	48,478	61,300
	76,265	68,316	101,513
Deferred:
Federal	153	8,899	(10,156)
State	(501)	1	1,458
Foreign	(436)	4,494	(2,925)
	(784)	13,394	(11,623)
Income tax expense	$75,481	$81,710	$89,890

The reconciliation between the U.S. federal statutory income tax rate of 21% and our effective tax rate is as follows:

	For the Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	(2.1)	(4.2)	(12.0)
Foreign exchange (loss) gain	1.4	0.5	2.2
Change in valuation allowance	(1.8)	2.9	(2.4)
Income tax credits generated	(6.8)	(7.5)	(6.1)
Foreign earnings and profits	3.5	7.0	9.0
Foreign derived intangible income	(1.8)	(1.6)	(0.9)
Settlements and changes in uncertain tax positions	3.8	(0.5)	(0.2)
Other	0.3	0.8	(0.1)
Income tax expense	17.5%	18.4%	10.5%

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

estimates of future taxable income, management believes sufficient positive evidence exists to conclude that the respective valuation allowances are no longer needed, resulting in the reversal of these valuation allowances.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Singapore and Vietnam was subject to reduced income tax rates and, in some cases, was exempt from income taxes. The most significant tax rate impact is in Singapore where we have been granted a conditional reduced tax rate that expires at the end of 2028. We recognized $33.2 million, $18.6 million and $84.5 million in tax benefits as a result of the conditional reduced tax rates in 2024, 2023 and 2022, respectively. The benefit of the conditional reduced tax rates on diluted earnings per share was approximately $0.13, $0.08 and $0.34 for 2024, 2023 and 2022, respectively.

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$21,420	$33,679
Tax credit carryforwards	69,373	88,147
Property, plant and equipment	18,512	21,387
Deferred interest expense	446	476
Accrued liabilities	37,968	37,832
Receivable	27,284	30,086
Unrealized foreign exchange loss	23,769	7,205
Operating lease liabilities	14,825	16,053
Other	14,203	15,219
Total deferred tax assets	227,800	250,084
Valuation allowance	(107,113)	(114,811)
Total deferred tax assets net of valuation allowance	120,687	135,273
Deferred tax liabilities:
Property, plant and equipment	27,442	34,206
Deferred gain	3,341	5,739
Unrealized foreign exchange gain	6,674	3,129
Unbilled receivables	6,508	8,995
Operating lease right of use assets	14,240	16,031
Other	6,560	5,533
Total deferred tax liabilities	64,765	73,633
Net deferred tax assets	$55,922	$61,640
Recognized as:
Other assets	$72,488	$73,585
Other non-current liabilities	(16,566)	(11,945)
Total	$55,922	$61,640

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2024	2023
	(In thousands)
Valuation allowance:
U.S.	$44,853	$44,426
Foreign	62,260	70,385
Total valuation allowance	$107,113	$114,811

Our net operating loss carryforwards are as follows:

	December 31,
	2024	2023	Expiration
	(In thousands)
U.S. federal net operating loss carryforwards	$—	$5,611	2024
U.S. state net operating loss carryforwards	27,334	32,612	2025-2036
Foreign net operating loss carryforwards	207,203	196,636	2025-2031

At December 31, 2024 and 2023, a portion of our remaining U.S. federal net operating loss carryforwards was reserved with a valuation allowance due to ownership change limitations from a prior year acquisition as well as certain state net operating loss carryforwards expected to expire unused. Also, we have a valuation allowance against foreign net operating loss carryforwards that we do not expect to have sufficient taxable income to realize as of December 31, 2024 and 2023.
Our tax credit carryforwards are as follows:

	December 31,
	2024	2023	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$49,639	$51,512	2027-2034
U.S. Other Tax Credits	3,817	2,559	2026-2034
Foreign Tax Credits	19,543	34,546	2025-2034

At December 31, 2024 and 2023, a portion of our U.S. and foreign tax credit carryforwards were reserved with a valuation allowance for the amount expected to expire unused.

Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. For the year ended December 31, 2024, we estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $160 million.
We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2013-2024. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. In certain circumstances where we elect to appeal the results of an

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2017-2021 Malaysia income tax returns and 2021 Philippine income tax return.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at January 1	$31,537	$33,253	$37,293
Additions based on tax positions related to the current year	7,260	—	1,519
Additions for tax positions of prior years	3,761	495	1,909
Reductions for tax positions of prior years	(4,992)	(345)	(5,755)
Reductions related to settlements with tax authorities	(789)	—	(988)
Reductions from lapse of statutes of limitations	(461)	(1,866)	(725)
Balance at December 31	$36,316	$31,537	$33,253

The net increase in our unrecognized tax benefits was $4.8 million from December 31, 2023 to December 31, 2024. The increase was primarily related to income attribution. At December 31, 2024, $32.7 million of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized. It is reasonably possible that unrecognized tax benefits primarily related to income attribution will decrease in the next 12 months by up to $6.6 million due to the lapse of statutes of limitations in foreign jurisdictions.

The liability related to our unrecognized tax benefits, before interest and penalties, was $21.9 million as of December 31, 2024 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets by $14.4 million. The balance of accrued and unpaid interest and penalties was $4.5 million as of December 31, 2024 and 2023 and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$354,012	$359,813	$765,823

Weighted-average number of common shares outstanding — basic	246,344	245,628	244,676
Effect of dilutive securities:
Share-based awards	1,474	1,548	1,529
Weighted-average number of common shares outstanding — diluted	247,818	247,176	246,205
Net income attributable to Amkor per common share:
Basic	$1.44	$1.46	$3.13
Diluted	$1.43	$1.46	$3.11

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Share-based awards	—	2	180

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Investments

The following table summarizes our cash equivalents and available-for-sale debt investments:

	December 31, 2024
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$53,110	$—	$—	$53,110	$—	$53,110
Corporate bonds	755	—	—	755	—	755
Money market funds	146,679	—	—	146,679	146,679	—
U.S. government bonds	16,450	4	—	16,454	16,454	—
Total cash equivalents (2)	216,994	4	—	216,998	163,133	53,865
Short-term investments
Asset-backed securities	63,256	168	(1,038)	62,386	—	62,386
Certificate of deposits	15,121	—	—	15,121	15,121	—
Commercial paper	36,829	—	—	36,829	—	36,829
Corporate bonds	258,191	567	(101)	258,657	—	258,657
Foreign government bonds	1,590	—	—	1,590	—	1,590
Mortgage-backed securities	11,159	2	(18)	11,143	—	11,143
Municipal bonds	1,007	2	—	1,009	—	1,009
U.S. government agency bonds	11,392	—	(25)	11,367	—	11,367
U.S. government bonds	110,522	102	(170)	110,454	110,454	—
Total short-term investments	509,067	841	(1,352)	508,556	125,575	382,981
Total	$726,061	$845	$(1,352)	$725,554	$288,708	$436,846

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2023
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Asset-backed securities	$138	$—	$—	$138	$—	$138
Commercial paper	48,063	—	—	48,063	—	48,063
Money market funds	60,719	—	—	60,719	60,719	—
US government bonds	2,996	—	—	2,996	2,996	—
Total cash equivalents (2)	111,916	—	—	111,916	63,715	48,201
Short-term investments
Asset-backed securities	65,340	170	(22)	65,488	—	65,488
Certificate of deposits	17,086	—	—	17,086	17,086	—
Commercial paper	56,273	—	—	56,273	—	56,273
Corporate bonds	251,671	432	(299)	251,804	—	251,804
U.S. government agency bonds	13,200	—	(9)	13,191	—	13,191
U.S. government bonds	65,881	13	(79)	65,815	65,815	—
Total short-term investments	469,451	615	(409)	469,657	82,901	386,756
Total	$581,367	$615	$(409)	$581,573	$146,616	$434,957
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and we do not believe it is more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)During the years ended December 31, 2024, 2023, and 2022 we sold cash equivalent investments for proceeds of $29.8 million, $47.0 million and $29.6 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of December 31, 2024:

	Amortized Cost	Fair Value
Within 1 year	$493,164	$493,511
After 1 year through 5 years	158,482	158,514
Asset- and mortgage-backed securities	74,415	73,529
Total	$726,061	$725,554
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.
As of December 31, 2024, the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million. As of December 31, 2023 the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $5.2 million.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

7. Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the years ended December 31, 2024 and 2023, we sold accounts receivable totaling $158.6 million and $253.9 million, net of discounts and fees of $0.4 million and $1.3 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2024	2023
	(In thousands)
Land	$246,953	$212,722
Buildings and improvements	2,239,481	2,080,589
Machinery and equipment	7,389,787	7,022,614
Finance lease assets	274,302	209,506
Furniture, fixtures and other equipment	18,652	22,655
Software and computer equipment	215,031	200,362
Construction in progress	185,351	223,332
Total property, plant and equipment	10,569,557	9,971,780
Accumulated depreciation and amortization	(6,993,409)	(6,672,335)
Total property, plant and equipment, net	$3,576,148	$3,299,445

During 2024, we acquired land for the Arizona Facility with a total fair market value of $36.9 million. We anticipate beginning construction of the new facility in the second half of 2025.

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Depreciation expense	$594,141	$630,941	$612,105

The extension in the estimated useful lives of test equipment (Note 1) reduced depreciation expense by approximately $59 million in 2024. This benefited net income by approximately $49 million and diluted earnings per share by $0.20.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Leases

The components of lease expense were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost	$40,110	$70,722	$81,410
Finance lease cost
Amortization of leased assets	35,290	42,345	24,644
Interest on lease liabilities	9,138	5,521	3,891
Total finance lease cost	44,428	47,866	28,535
Short-term lease cost	4,599	4,788	5,749
Variable lease cost	7,409	6,921	6,592
Net lease cost	$96,546	$130,297	$122,286
Other information related to leases was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39,111	$73,774	$81,044
Operating cash flows for finance leases	8,736	5,419	3,933
Financing cash flows for finance leases	72,255	66,398	40,673

Weighted Average Remaining Lease Term (years)
Operating leases	6.0	6.1	4.2
Finance leases	3.9	3.2	2.3

Weighted Average Discount Rate
Operating leases	5.8%	5.2%	4.4%
Finance leases	6.3%	5.7%	4.1%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities were as follows:

	December 31, 2024
	Operating Leases	Finance Leases
	(In thousands)
2025	$30,852	$65,666
2026	23,072	52,194
2027	16,258	32,624
2028	6,615	17,433
2029	4,803	23,836
Thereafter	16,884	12,618
Total future minimum lease payments	98,484	204,371
Less: Imputed interest	(13,674)	(26,050)
Total	$84,810	$178,321

As of December 31, 2024, we have entered into additional lease agreements that have not yet commenced of approximately $22 million.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
	(In thousands)
Payroll and benefits	$121,683	$115,604
Deferred revenue and customer advances	59,656	71,117
Short-term finance lease liability	55,613	57,761
Income taxes payable	35,067	35,215
Accrued pension and severance obligations (Note 12)	13,091	7,906
Accrued interest	11,487	11,175
Other accrued expenses	59,740	59,636
Total accrued expenses	$356,337	$358,414

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2024	2023
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	—	5,098
Term loan, fixed rate at 1.35%, due December 2024	—	40,414
Term loan, fixed rate at 1.20%, due December 2025	13,868	30,913
Term loan, fixed rate at 1.23%, due December 2026	33,333	55,729
Term loan, fixed rate at 1.59%, due December 2027	59,923	89,053
Term loan, fixed rate at 1.80%, due December 2028	89,059	124,078
Term loan, fixed rate at 2.05%, due December 2029 (3)	108,779	—
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, due June 2025	35,000	37,000
Term loans, SOFR plus 0.75%, due 2025	55,500	57,500
Term loans, SOFR plus 0.95%, due December 2026 (4)	44,000	45,000
Other:
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (5)	—	—
	1,164,462	1,209,785
Less: Unamortized discount and deferred debt costs, net	(5,002)	(6,329)
Less: Short-term borrowings and current portion of long-term debt	(236,029)	(131,624)
Long-term debt	$923,431	$1,071,832
(1)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 3.95%. During the year ended December 31, 2024, we borrowed $58.7 million, which we immediately repaid. As of December 31, 2024, ₩80.0 billion, or approximately $54 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of December 31, 2024, $6.0 million was available to be drawn.
(3)In December 2024, we borrowed ¥17.1 billion (US$113.9 million) under a new term loan agreement due December 2029, guaranteed by Amkor Technology, Inc. and our subsidiary, ATSH. Principal is due in 20 equal, quarterly installments plus accrued interest, through maturity.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(4)In February 2024, Amkor Assembly & Test (Shanghai) Co. Ltd. amended the term loan due December 2026 to reduce the interest rate from SOFR plus 1.40% to SOFR plus 0.95%. This contractual amendment is treated as a modification with no recognized gain or loss.
(5)In March 2022, ATSH entered into the 2022 Singapore Revolver, which is guaranteed by Amkor Technology, Inc., ATT and AATT. The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of December 31, 2024, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of December 31, 2024 the collateralized debt balance was $639.5 million, of which $286.1 million of assets were pledged as collateral.
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other fixed- and variable-rate debt. Refer to the table above for the interest rates on our fixed-rate debt and to the table below for the interest rates on our variable-rate debt.

	December 31,
	2024	2023
Amkor Technology Japan, Inc:
Short-term term loans, variable rate	—%	0.24%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75% due June 2025	5.15%	6.07%
Term loans, SOFR plus 0.75%, due 2025	5.15%	6.07%
Term loans, SOFR plus 0.95%, due December 2026	5.28%	6.76%

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

We were in compliance with all debt covenants at December 31, 2024 and 2023.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2025	$236,029
2026	173,662
2027	638,995
2028	94,020
2029	21,756
Thereafter	—
Total debt	$1,164,462

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

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Balance at January 1	$47,906	$56,289
Provision of severance benefits	3,142	1,653
Severance payments	(1,416)	(8,770)
Foreign currency (gain) loss	(6,194)	(1,266)
Balance at December 31	43,438	47,906
Payments remaining with the National Pension Fund	(101)	(119)
Total accrued severance plan obligations at December 31	43,337	47,787
Less current portion of accrued severance plan obligations (Note 10) (1)	12,231	7,906
Non-current portion of accrued severance plan obligations	$31,106	$39,881
(1)In December 2024, some employees accepted our offer to convert their Korean severance and defined benefit pension plan participation to a defined contribution plan. This will result in the conversion of approximately $5 million of obligations from our Korean severance plan to a defined contribution plan, which is expected to be funded during the first quarter of 2025.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$164,281	$159,760
Service cost	13,645	15,032
Interest cost	5,718	6,202
Benefits paid	(11,320)	(14,056)
Actuarial (gain) loss	2,458	4,150
Effects of curtailment	(320)	(617)
Settlement	(883)	(1,073)
Foreign exchange (gain) loss	(14,423)	(5,117)
Projected benefit obligation at December 31	159,156	164,281
Change in plan assets:
Fair value of plan assets at January 1	129,196	127,338
Actual gain (loss) on plan assets	8,918	12,325
Employer contributions	12,165	7,368
Settlement	(883)	(1,073)
Benefits paid	(11,320)	(14,056)
Foreign exchange gain (loss)	(12,794)	(2,706)
Fair value of plan assets at December 31	125,282	129,196
Funded status of the Plans at December 31	$(33,874)	$(35,085)

	December 31,
	2024	2023
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$5,991	$12,039
Accrued benefit liability (included in pension and severance obligations) (1)	(39,865)	(47,124)
Net amount recognized at year end	$(33,874)	$(35,085)
(1)As of December 31, 2024, $0.9 million was recognized in accrued expenses.
The accumulated benefit obligation as of December 31, 2024 and 2023 was $123.4 million and $128.3 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2022	$602	$13,618	$14,220
Amortization and settlement gain included in net periodic pension cost	—	(46)	(46)
Net gain (loss) arising during period	—	1,731	1,731
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	1,685	1,685
Balance at December 31, 2023	$602	$15,303	$15,905
Amortization and settlement gain included in net periodic pension cost	—	(388)	(388)
Net gain (loss) arising during period	—	1,053	1,053
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	665	665
Balance at December 31, 2024	$602	$15,968	$16,570
Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2024	2023
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$92,191	$100,662
Aggregate fair value of plan assets	52,326	53,539
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	55,646	60,638
Aggregate fair value of plan assets	20,122	21,304
The following table summarizes total pension expense:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$13,645	$15,032	$20,072
Interest cost	5,718	6,202	4,731
Expected return on plan assets	(5,554)	(5,144)	(5,605)
Recognized actuarial (gain) loss	(462)	(156)	53
Net periodic pension cost	13,347	15,934	19,251
Curtailment (gain) loss	(320)	(617)	—
Settlement (gain) loss	33	132	(1,374)
Total pension expense	$13,060	$15,449	$17,877
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2024	2023	2022
Discount rate for determining net periodic pension cost	3.8%	4.2%	2.6%
Discount rate for determining benefit obligations at December 31	3.8%	3.8%	4.2%
Rate of compensation increase for determining net periodic pension cost	3.7%	3.6%	3.7%
Rate of compensation increase for determining benefit obligations at December 31	3.8%	3.7%	3.6%
Expected rate of return on plan assets for determining net periodic pension cost	4.5%	4.1%	3.8%
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

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	64%	34%	2%
Korea defined benefit plan	30%	20%	50%
Philippine defined benefit plan	50%	45%	5%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Cash and cash equivalents	$749	$—	$749	$217	$—	$217
Equity securities	14,276	—	14,276	13,680	—	13,680
Debt securities
Government bonds	3,712	—	3,712	3,674	—	3,674
Corporate bonds	1,259	—	1,259	1,130	—	1,130
Treasury notes	11,881	—	11,881	11,993	—	11,993
Mutual and commingled funds
Equity funds	11,950	7,270	19,220	29,016	7,807	36,823
Debt funds	18,210	12,516	30,726	12,031	13,163	25,194
Guaranteed investment contracts	—	30,365	30,365	—	23,189	23,189
Taiwan retirement fund	12,428	—	12,428	12,478	—	12,478
Other, net	—	666	666	—	818	818
Total fair value of pension plan assets	$74,465	$50,817	$125,282	$84,219	$44,977	$129,196
The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $10 million during 2025. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2025	$9,307
2026	11,145
2027	13,419
2028	14,037
2029	13,922
2030 to 2034	97,256
Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the U.S. Total defined contribution expense was $26.5 million, $27.0 million and $24.2 million for 2024, 2023 and 2022, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13. Dividends

Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a regular quarterly cash dividend on our common stock. In November 2024, our Board of Directors approved a quarterly dividend of $0.08269 per share, a 5% increase from the rate set in November 2023. The Board of Directors also approved a special cash dividend of $0.40546 per share, or approximately $100 million, on the company’s common stock.

14. Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Unrealized Gain (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Balance at December 31, 2022	$(1,573)	$14,220	$4,052	$16,699
Other comprehensive income (loss) before reclassifications	2,265	1,731	(3,819)	177
Amounts reclassified from accumulated other comprehensive income (loss)	(480)	(46)	—	(526)
Other comprehensive income (loss)	1,785	1,685	(3,819)	(349)
Balance at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	(469)	1,053	(8,783)	(8,199)
Amounts reclassified from accumulated other comprehensive income (loss)	(253)	(388)	—	(641)
Other comprehensive income (loss)	(722)	665	(8,783)	(8,840)
Balance at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510

(1)Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).

(2)Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).

(3)Beginning in 2024, foreign currency translation includes the gain (loss) from net investment hedges (Note 15).

15. Derivatives

We use foreign currency forward contracts to mitigate foreign currency risk of certain assets and monetary liabilities denominated in foreign currencies. We do not enter into such contracts for trading or speculative purposes. These derivative instruments are not designated as hedging instruments.

We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we enter into foreign currency forward contracts, generally settled monthly, that are designated as hedges of net investments.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024 and 2023, our foreign exchange forward contracts consisted of the following:

	December 31, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Japanese yen	$254,783	$10	Other current assets	$279,027	$2,745	Other current assets
Korean won	80,260	(472)	Accrued expenses	59,036	(97)	Accrued expenses
Philippine peso	8,431	(29)	Accrued expenses	6,553	(20)	Accrued expenses
Singapore dollar	8,454	(39)	Accrued expenses	11,506	20	Other current assets
Taiwan dollar	31,150	(70)	Accrued expenses	37,914	89	Other current assets
Total forward contracts not designated as hedging instruments	$383,078	$(600)		$394,036	$2,737

	December 31, 2024			December 31, 2023
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$123,042	$(83)	Accrued expenses	$—	$—	N/A
Total forward contracts designated as net investment hedging instruments	$123,042	$(83)		$—	$—

For the year ended December 31, 2024, we incurred a net loss of $14.0 million due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the related hedged items. For the years ended December 31, 2023 and 2022, the derivatives not designated as hedging instruments resulted in a net loss of $38.6 million and $60.2 million, respectively, which were partially offset by the foreign currency gains associated with the underlying net liabilities.

For the year ended December 31, 2024, a gain of $4.4 million was recognized in other (income) expense, net for the difference between the forward rate and the spot rate of the net investment hedge. For the year ended December 31, 2024, a gain of $1.0 million was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedge. There was no activity related to net investment hedges for the years ended December 31, 2023 and 2022.

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

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$525,562	$522,615	$531,778	$521,839
Revolving credit facilities and term loans (Level 2)	625,818	636,845	666,316	681,617
Total debt	$1,151,380	$1,159,460	$1,198,094	$1,203,456

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
Legal Proceedings

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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
•Our CODM assesses performance, including resource allocation, trend identification and variance analysis, based on consolidated operating performance and financial results based on net income;
•Our CODM allocates resources and makes other operating decisions based on specific customer business opportunities; and
•We have an integrated process for the design, development and manufacturing services we provide to all of our customers. We also have centralized sales and administrative functions.
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net sales	$6,317,692	$6,503,065	$7,091,585
Less:
Materials cost of sales	3,478,752	3,584,090	3,646,188
Labor cost of sales	628,201	643,993	712,070
Depreciation cost of sales	534,921	576,120	565,455
Other cost of sales	742,606	755,709	837,885
Selling, general and administrative	331,806	295,393	283,372
Research and development	162,951	177,473	149,429
Interest expense	64,945	59,000	58,563
Income tax expense	75,481	81,710	89,890
Other segment items (1)	(57,506)	(32,554)	(18,309)
Segment net income	$355,535	$362,131	$767,042

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(1)Other segment items included in segment net income includes interest income, foreign currency (gain) loss, net, loss on debt retirement and other (income) expense.
The following table represents other balances included in net income or that are regularly provided to the CODM:

	December 31,
	2024	2023	2022
	(In thousands)
Interest income	$65,541	$48,458	$12,762
Depreciation and amortization expense	(594,663)	(631,508)	(612,702)
Total assets	6,944,328	6,771,125	6,821,757
Capital expenditures	(743,796)	(749,467)	(908,294)
Net sales by product group consist of the following:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Advanced Products	$5,174,459	$5,032,859	$5,367,589
Mainstream Products	1,143,233	1,470,206	1,723,996
Total net sales	$6,317,692	$6,503,065	$7,091,585

(1)Advanced Products include flip chip, memory and wafer-level processing and related test services.
(2)Mainstream Products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Year Ended December 31,
	2024	2023	2022
Communications (smartphones, tablets)	48%	50%	44%
Computing (data center, infrastructure, PC/laptop, storage)	19%	16%	16%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	18%	21%	20%
Consumer (AR & gaming, connected home, home electronics, wearables)	15%	13%	20%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Europe, Middle East and Africa	$817,875	$1,043,880	$1,084,853
Japan	800,713	935,620	1,132,121
Asia Pacific (excluding Japan)	716,344	704,520	1,017,246
Total foreign countries	2,334,932	2,684,020	3,234,220
United States	3,982,760	3,819,045	3,857,365
Total net sales	$6,317,692	$6,503,065	$7,091,585

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

In 2024, 2023 and 2022 one customer accounted for 30.8%, 27.7% and 20.6% of total net sales, respectively. In 2024 and 2022, a second customer accounted for 10.2% and 10.1% of total net sales, respectively.

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2024	2023
	(In thousands)
China	$308,889	$385,544
Japan	139,126	143,399
Korea	1,923,953	1,781,632
Malaysia	55,166	51,164
Philippines	172,180	183,430
Portugal	130,653	108,982
Taiwan	322,539	272,428
Vietnam	471,581	365,059
Other foreign countries	1,553	272
Total foreign countries	3,525,640	3,291,910
United States	50,508	7,535
Total property, plant and equipment, net	$3,576,148	$3,299,445

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2022	$122,357	(17,762)	(2,726)	$101,869
Year ended at December 31, 2023	$101,869	15,838	(2,896)	$114,811
Year ended at December 31, 2024	$114,811	(3,633)	(4,065)	$107,113

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

On February 20, 2025, the Board of Directors (the “Board”) of the Company amended and restated the Restated Bylaws of the Company (as amended and restated, the “Bylaws”), effective February 20, 2025. The changes to the Bylaws include the following:

•Sections 1.1 and 1.2 were amended to clarify that annual meetings and special meetings of the Company’s stockholders may be held in whole or in part by means of remote communication.

•Sections 1.4 and 1.5 were amended to clarify and further enhance procedural mechanics and informational requirements in connection with stockholder nominations of directors and submissions of stockholder proposals pursuant to the advance notice provisions of the Bylaws, including updates to reflect the U.S. Securities and Exchange Commission’s adoption of “universal proxy” rules as set forth in Rule 14a-19 (“Rule 14a-19”) under the Exchange Act. The amended advance notice provisions now require, among other things, that (a) stockholders seeking to nominate directors pursuant to Rule 14a-19 comply with the requirements of such rule and certify such compliance prior to the applicable meeting, (b) nominating stockholders and their nominee(s) disclose their respective holdings of, and arrangements relating to, shares of the Company, including any agreements, plans or proposals that would be required to be disclosed on Schedule 13D under the Exchange Act, (c) any Proposing Person(s) (as defined in the Bylaws) provide in the required notice additional background information, disclosures, and representations with respect to such Proposing Person(s), any proposed director nominees, and any proposed business, and (d) the Proposing Person(s) update such notice, if necessary, so that it remains true and correct closer to the meeting date.

•Section 1.9 was amended to provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, which will be reserved for the exclusive use by the Board.

•Section 2.7 was amended to clarify that the Board may elect one of its members to serve as chairman, and that the Board may appoint, in its discretion, a vice chairman.

•Section 6.1 was amended to clarify that the term “officer,” as used in the indemnification provisions of Article VI of the Bylaws, shall refer exclusively to officers appointed by the Board pursuant to Article IV of the Bylaws, or, for entities other than the Company, to officers appointed by the equivalent governing body of such entity.

•Section 8.1 was amended to provide that the federal district courts of the United States of America shall be the exclusive forum for any actions against the Company arising under the Securities Act of 1933, as amended. The amended Section 8.1 also provides that stockholders who file a Foreign Action (as defined in the Bylaws) that falls within the scope of the Company’s forum selection clause are deemed to have consented, for certain actions to enforce the Company’s forum selection clause, to (a) the personal jurisdiction of the Delaware Court of Chancery and (b) having service of process made upon such stockholder’s counsel in the Foreign Action.

In addition, certain other ministerial, modernizing, clarifying and conforming changes were made to the Bylaws. The foregoing summary of the changes effectuated by the amendment and restatement of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is included as an exhibit to this Annual Report on Form 10-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to our Insider Trading Policy (the “Insider Trading Policy”) and our Code of Business Conduct (the “Code of Business Conduct”) disclosed below, is incorporated herein by reference from the material included under the captions “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of securities of Amkor by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards of the Nasdaq Global Select Market. Our insider trading policy states, among other things, that our directors, officers and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

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

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2024:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (In thousands)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (In thousands)
Equity compensation plan approved by stockholders (2)	3,252	(3)	$10.07	19,378	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total equity compensation plans	3,252			19,378
(1) Calculated without taking into account shares of common stock subject to outstanding RSUs and PSUs that will become issuable as those units vest without any cash consideration or other payment required for such shares.
(2) Consists of the 2007 Plan and the 2021 Plan.
(3) Includes 1.6 million shares of common stock subject to RSUs and PSUs, which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria.
(4) Represents the number of shares of common stock available for issuance under the 2021 Plan, as adjusted to account for full-value awards, which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.5 for each full-value award previously awarded. The 2007 Plan terminated on the date of the 2021 Annual Meeting, and, accordingly, there were no shares available for future grants under the 2007 Plan as of December 31, 2024. However, if an award under the 2021 Plan or under the 2007 Plan is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the 2021 Plan on a 1:1 basis for options and stock appreciation rights and on a 1.5:1 basis for all other equity awards.
The 2021 Plan, which was approved by our stockholders at the 2021 Annual Meeting, superseded and replaced the 2007 Plan. As of December 31, 2024, a total of 19.4 million shares were available for issuance under the 2021 Plan. Shares available for issuance under our 2021 Plan can be granted pursuant to stock options, restricted stock, RSUs, stock appreciation rights, PSUs and performance shares. For additional information regarding the 2007 Plan and the 2021 Plan, see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
2.1	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.	10-Q	6/30/04	2.3	8/6/04
3.1	Certificate of Incorporation.	S-1		3.1	10/6/97
3.2	Certificate of Correction to Certificate of Incorporation.	POSAM		—	8/26/98
3.3	Amended and Restated Bylaws of Amkor Technology, Inc., effective February 20, 2025.					X
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated March 15, 2019, by and between Amkor Technology, Inc. and U.S. Bank National Association, as trustee, regarding the 6.625% Senior Notes due 2027.	8-K		4.1	3/5/19
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	12/31/19	4.3	2/19/20
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.4	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.5	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.6	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.7	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan*	10-Q	6/30/19	10.3	8/1/19
10.8	Form of Global Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.1	7/30/20

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.9	Form of Global Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.2	7/30/20
10.10	Form of Global Outside Director Nonstatutory Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.1	10/30/20
10.11	Form of Global Outside Director Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.2	10/30/20
10.12	Form of Global Performance-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.1	2/5/21
10.13	Form of Global Time-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.2	2/5/21
10.14	Amkor Technology, Inc. 2021 Equity Incentive Plan*	8-K		10.1	5/20/21
10.15	Amendment One to the Amkor Technology, Inc. 2021 Equity Incentive Plan*	10-K	12/31/21	10.36	2/18/22
10.16	Form of Global Non-Employee Director Nonstatutory Stock Option Award Agreement*	8-K		10.2	5/20/21
10.17	Form of Global Non-Employee Director Restricted Stock Award Agreement*	8-K		10.3	5/20/21
10.18	Form of Global Stock Option Award Agreement*	8-K		10.4	5/20/21
10.19	Form of Global Restricted Stock Award Agreement*	8-K		10.5	5/20/21
10.20	Form of Global Performance-Vested Restricted Stock Unit Award Agreement*	8-K		10.6	5/20/21
10.21	Global Performance-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten December 2023*	10-K	12/31/23	10.21	2/16/24
10.22	Global Performance-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten February 2024*					X
10.23	Form of Global Performance-Vested Restricted Stock Unit Award Agreement since December 2023*	10-K	12/31/23	10.22	2/16/24
10.24	Form of Global Time-Vested Restricted Stock Unit Award Agreement*					X
10.25	Global Time-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten December 2023*					X
10.26	Global Time-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten February 2024*					X
10.27	Form of Global Non-Employee Director Time-Vested Restricted Stock Unit Award Agreement*	10-K	12/31/21	10.35	2/18/22
10.28	Second Amended and Restated Non-Employee Director Compensation Policy*	10-K	12/31/22	10.25	2/22/23
10.29	Third Amended and Restated Non-Employee Director Compensation Policy*	10-Q	06/30/24	10.1	7/30/24
10.30	Fourth Amended and Restated Non-Employee Director Compensation Policy*					X

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.31	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.32	Employment Letter Agreement, dated June 24, 2020, between Amkor Technology, Inc. and Guillaume Marie Jean Rutten.*	10-Q	6/30/20	10.3	7/30/20
10.33	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Giel Rutten*	10-K	12/31/22	10.30	2/22/23
10.34	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Megan Faust*	10-K	12/31/22	10.31	2/22/23
10.35	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Farshad Haghighi*	10-K	12/31/22	10.32	2/22/23
10.36	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Mark Rogers*	10-K	12/31/22	10.33	2/22/23
10.37	Executive Severance Agreement, dated February 13, 2023, between Amkor Technology, Inc. and Kevin Engel*	10-K	12/31/22	10.34	2/22/23
10.38	Secured Facility Agreement, dated March 28, 2022, between Amkor Technology, Inc., as parent, Amkor Technology Singapore Holding Pte. Ltd., as borrower, the subsidiaries of the borrower set forth in the schedules thereto, as original guarantors, the Hongkong and Shanghai Banking Corporation Limited, Singapore Branch (“HSBC”) and DBS Bank Ltd., each as mandated lead arranger and bookrunner, the other financial institutions party thereto, as lenders, HSBC, as agent and offshore security trustee, and CTBC Bank Co., Ltd., as onshore security agent.	8-K		10.1	3/29/22
19.1	Insider Trading Policy of Amkor Technology, Inc.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					X
97.1	Excess Compensation Recovery Policy.*	10-K	12/31/23	97.1	2/16/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
AMKOR TECHNOLOGY, INC.

By:	/s/ Guillaume Marie Jean Rutten
Guillaume Marie Jean Rutten President and Chief Executive Officer
	Date:	February 21, 2025
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

Name	Title	Date

/s/ Guillaume Marie Jean Rutten	President and Chief Executive Officer	February 21, 2025
Guillaume Marie Jean Rutten	(Principal Executive Officer)

/s/ Megan Faust	Executive Vice President, Chief Financial Officer, and Treasurer	February 21, 2025
Megan Faust	(Principal Financial Officer and Principal Accounting Officer)

/s/ Susan Y. Kim	Chairman	February 21, 2025
Susan Y. Kim

/s/ Douglas A. Alexander	Director	February 21, 2025
Douglas A. Alexander

/s/ Roger A. Carolin	Director	February 21, 2025
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 21, 2025
Winston J. Churchill

/s/ Daniel Liao	Director	February 21, 2025
Daniel Liao

/s/ John Liu	Director	February 21, 2025
John Liu

/s/ MaryFrances McCourt	Director	February 21, 2025
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 21, 2025
Robert R. Morse

/s/ Gil C. Tily	Director	February 21, 2025
Gil C. Tily

/s/ David N. Watson	Director	February 21, 2025
David N. Watson