Form 10-Q
period 2025-03-31
AMKOR TECHNOLOGY, INC.
filed 2025-04-29
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 22, 2025 was 247,056,288.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2025, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of health conditions or pandemics on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages and our technology leadership and potential growth in our end markets, (18) projects to install or integrate new information technology systems or upgrade our existing systems, (19) our expected revenue recognition, (20) the anticipated benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (21) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (22) the receipt of government awards and incentives and the conditions and obligations thereto, (23) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (24) the impact of rising interest rates on our investment portfolio and (25) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,”

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

“believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2024 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net sales	$1,321,575	$1,365,511
Cost of sales	1,163,992	1,163,868
Gross profit	157,583	201,643
Selling, general and administrative	80,408	90,346
Research and development	45,652	38,171
Total operating expenses	126,060	128,517
Operating income	31,523	73,126
Interest expense	16,809	16,439
Other (income) expense, net	(11,075)	(15,295)
Total other expense, net	5,734	1,144
Income before taxes	25,789	71,982
Income tax expense	3,936	12,196
Net income	21,853	59,786
Net income attributable to non-controlling interests	(725)	(889)
Net income attributable to Amkor	$21,128	$58,897

Net income attributable to Amkor per common share:
Basic	$0.09	$0.24
Diluted	$0.09	$0.24

Shares used in computing per common share amounts:
Basic	246,854	246,008
Diluted	247,845	247,614
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$21,853	$59,786
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	1,127	(308)
Adjustments to unrealized components of defined benefit pension plans	(2,480)	(85)
Foreign currency translation	3,874	(9,047)
Total other comprehensive income (loss)	2,521	(9,440)
Comprehensive income	24,374	50,346
Comprehensive income attributable to non-controlling interests	(725)	(889)
Comprehensive income attributable to Amkor	$23,649	$49,457
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,057,560	$1,133,553
Short-term investments (amortized cost of $504,551 and $513,494 in 2025 and 2024, respectively)	505,181	512,984
Accounts receivable, net of allowances	1,052,873	1,055,013
Inventories	326,185	310,910
Other current assets	49,325	61,012
Total current assets	2,991,124	3,073,472
Property, plant and equipment, net	3,641,936	3,576,148
Operating lease right of use assets	104,160	109,730
Goodwill	18,813	17,947
Restricted cash	768	759
Other assets	164,440	166,272
Total assets	$6,921,241	$6,944,328
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$236,459	$236,029
Trade accounts payable	608,464	712,887
Capital expenditures payable	250,718	123,195
Short-term operating lease liability	25,604	26,827
Accrued expenses	332,731	356,337
Total current liabilities	1,453,976	1,455,275
Long-term debt	912,863	923,431
Pension and severance obligations	73,421	70,594
Long-term operating lease liabilities	54,535	57,983
Other non-current liabilities	235,856	253,880
Total liabilities	2,730,651	2,761,163
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 293,482 and 293,052 shares issued; and 247,055 and 246,684 shares outstanding in 2025 and 2024, respectively	293	293
Additional paid-in capital	2,036,608	2,031,643
Retained earnings	2,335,830	2,335,132
Accumulated other comprehensive income (loss)	10,031	7,510
Treasury stock, at cost, 46,427 and 46,368 shares in 2025 and 2024, respectively	(226,352)	(225,033)
Total Amkor stockholders’ equity	4,156,410	4,149,545
Non-controlling interests in subsidiaries	34,180	33,620
Total equity	4,190,590	4,183,165
Total liabilities and equity	$6,921,241	$6,944,328
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	21,128	—	—	—	21,128	725	21,853
Other comprehensive income (loss)	—	—	—	—	2,521	—	—	2,521	—	2,521
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(59)	(1,319)	(1,319)	—	(1,319)
Issuance of stock through share-based compensation plans	430	—	769	—	—	—	—	769	—	769
Share-based compensation	—	—	4,196	—	—	—	—	4,196	—	4,196
Cash dividends declared ($0.08269 per common share)	—	—	—	(20,430)	—	—	—	(20,430)	—	(20,430)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at March 31, 2025	293,482	$293	$2,036,608	$2,335,830	$10,031	(46,427)	$(226,352)	$4,156,410	$34,180	$4,190,590

Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	58,897	—	—	—	58,897	889	59,786
Other comprehensive income (loss)	—	—	—	—	(9,440)	—	—	(9,440)	—	(9,440)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(61)	(1,822)	(1,822)	—	(1,822)
Issuance of stock through share-based compensation plans	327	—	1,356	—	—	—	—	1,356	—	1,356
Share-based compensation	—	—	5,256	—	—	—	—	5,256	—	5,256
Cash Dividends declared ($0.07875 per common share)	—	—	—	(19,428)	—	—	—	(19,428)	—	(19,428)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(135)	(135)
Balance at March 31, 2024	292,494	$292	$2,014,782	$2,199,300	$6,910	(46,340)	$(224,157)	$3,997,127	$33,481	$4,030,608
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$21,853	$59,786
Depreciation and amortization	153,821	144,925
Other operating activities and non-cash items	5,967	14,100
Changes in assets and liabilities	(157,492)	(56,499)
Net cash provided by operating activities	24,149	162,312
Cash flows from investing activities:
Payments for property, plant and equipment	(79,897)	(96,169)
Proceeds from sale of property, plant and equipment	4,209	3,439
Proceeds from foreign exchange forward contracts	16,674	740
Payments for foreign exchange forward contracts	(15,992)	(24,596)
Payments for short-term investments	(169,720)	(111,760)
Proceeds from sale of short-term investments	32,345	16,014
Proceeds from maturities of short-term investments	147,825	121,684
Other investing activities	1,502	4,545
Net cash used in investing activities	(63,054)	(86,103)
Cash flows from financing activities:
Proceeds from short-term debt	—	5,012
Payments of short-term debt	—	(5,669)
Payments of long-term debt	(25,493)	(29,100)
Payments of finance lease obligations	(15,659)	(19,684)
Payments of dividends	—	(19,383)
Other financing activities	(1,099)	(1,053)
Net cash used in financing activities	(42,251)	(69,877)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	5,172	(8,164)
Net decrease in cash, cash equivalents and restricted cash	(75,984)	(1,832)
Cash, cash equivalents and restricted cash, beginning of period	1,134,312	1,120,617
Cash, cash equivalents and restricted cash, end of period	$1,058,328	$1,118,785
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$202,242	$195,405
Dividends declared and unpaid	20,423	—
Right of use assets acquired through operating lease liabilities	395	2,321
Right of use assets acquired through finance lease liabilities	10,645	17,811
Grants and incentive receivables for qualified capital expenditures	2,939	—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2024 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2024 Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Leases. Total long-term finance lease liabilities as of March 31, 2025 and December 31, 2024 were $119.9 million and $122.7 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of March 31, 2025 and December 31, 2024 were $199.4 million and $210.1 million, respectively.
Contract Liabilities. Contract liabilities were $87.9 million and $95.6 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the short-term portions of the liabilities were $67.6 million and $59.7 million, respectively. The remainder of the March 31, 2025 contract liability balance is expected to be recognized in revenue over the next 1-5 years. Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the contract liabilities balance at the beginning of the period was $15.2 million and $18.9 million, respectively.
Grant Accounting. From time to time, we may receive grants from governmental agencies. We recognize grants in our financial statements when there is reasonable assurance that we will comply with conditions attached to the grants and the grants will be received. Investment tax credits and grants receivable recorded reduce the carrying amounts of the qualifying property, plant and equipment in our Consolidated Balance Sheets. The following table presents investment tax credits and grants receivable as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Investment tax credits recorded in:
Other current assets	$1,403	$—
Other assets	850	1,403
Grants receivable recorded in:
Other assets	2,089	—

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Business Segments, Product Groups and End Markets
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Net sales	$1,321,575	$1,365,511
Less:
Materials cost of sales	692,748	708,666
Labor cost of sales	159,164	153,349
Depreciation cost of sales	139,869	129,088
Other cost of sales	172,211	172,765
Selling, general and administrative	80,408	90,346
Research and development	45,652	38,171
Interest expense	16,809	16,439
Income tax expense	3,936	12,196
Other segment items (1)	(11,075)	(15,295)
Segment net income	$21,853	$59,786
(1) Other segment items include interest income, foreign currency (gain) loss, net and other (income) expense.
The following table represents other balances included in net income or that are regularly provided to the Chief Operating Decision Maker (CODM):

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest income	$14,453	$16,796
Depreciation and amortization expense	153,821	144,925
Total assets	6,921,241	6,685,066
Capital expenditures	79,897	96,169
The following table presents our net sales by product group:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Advanced products (1)	$1,063,617	$1,069,709
Mainstream products (2)	257,958	295,802
Total net sales	$1,321,575	$1,365,511
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2025	2024
Communications (smartphones, tablets)	40%	47%
Computing (data center, infrastructure, PC/laptop, storage)	22%	17%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	21%	22%
Consumer (AR & gaming, connected home, home electronics, wearables)	17%	14%
Total net sales	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest income	$(14,453)	$(16,796)
Foreign currency (gain) loss, net	3,760	1,545
Other, net	(382)	(44)
Total other (income) expense, net	$(11,075)	$(15,295)

4.    Income Taxes
Income tax expense of $3.9 million for the three months ended March 31, 2025 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $36.4 million and $36.3 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, $32.7 million of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
Diluted EPS is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-vested restricted stock units (“PSUs”) and time-vested restricted stock units (“RSUs”).
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$21,128	$58,897

Weighted-average number of common shares outstanding - basic	246,854	246,008
Effect of dilutive securities:
Share-based awards	991	1,606
Weighted-average number of common shares outstanding - diluted	247,845	247,614
Net income attributable to Amkor per common share:
Basic	$0.09	$0.24
Diluted	0.09	0.24
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Share-based awards	38	11

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,207	(2,386)	3,874	2,695
Amounts reclassified from accumulated other comprehensive income (loss)	(80)	(94)	—	(174)
Other comprehensive income (loss)	1,127	(2,480)	3,874	2,521
Accumulated other comprehensive income (loss) at March 31, 2025	$617	$14,090	$(4,676)	$10,031

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	(253)	—	(9,047)	(9,300)
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	(85)	—	(140)
Other comprehensive income (loss)	(308)	(85)	(9,047)	(9,440)
Accumulated other comprehensive income (loss) at March 31, 2024	$(96)	$15,820	$(8,814)	$6,910
(1)    Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2)    Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).
(3)    Beginning in April 2024, foreign currency translation includes the gain (loss) from net investment hedges (Note 13).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of March 31, 2025 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	March 31, 2025
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$72,022	$—	$—	$72,022	$—	$72,022
Corporate bonds	814	—	—	814	—	814
Money market funds	127,544	—	—	127,544	127,544	—
U.S. government bonds	14,466	—	(1)	14,465	14,465	—
Total cash equivalents (2)	214,846	—	(1)	214,845	142,009	72,836
Short-term investments
Asset-backed securities	63,449	123	(69)	63,503	—	63,503
Certificate of deposits	18,393	—	—	18,393	18,393	—
Commercial paper	30,513	—	—	30,513	—	30,513
Corporate bonds	243,022	471	(63)	243,430	—	243,430
Foreign government bonds	1,589	—	(1)	1,588	—	1,588
Mortgage-backed securities	10,971	3	(16)	10,958	—	10,958
Municipal bonds	1,020	1	—	1,021	—	1,021
U.S. government agency bonds	10,097	1	(2)	10,096	—	10,096
U.S. government bonds	120,962	239	(57)	121,144	121,144	—
Total short-term investments	500,016	838	(208)	500,646	139,537	361,109
Total	$714,862	$838	$(209)	$715,491	$281,546	$433,945

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2024
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$53,110	$—	$—	$53,110	$—	$53,110
Corporate bonds	755	—	—	755	—	755
Money market funds	146,679	—	—	146,679	146,679	—
U.S. government bonds	16,450	4	—	16,454	16,454	—
Total cash equivalents	216,994	4	—	216,998	163,133	53,865
Short-term investments
Asset-backed securities	63,256	168	(1,038)	62,386	—	62,386
Certificate of deposits	15,121	—	—	15,121	15,121	—
Commercial paper	36,829	—	—	36,829	—	36,829
Corporate bonds	258,191	567	(101)	258,657	—	258,657
Foreign government bonds	1,590	—	—	1,590	—	1,590
Mortgage-backed securities	11,159	2	(18)	11,143	—	11,143
Municipal bonds	1,007	2	—	1,009	—	1,009
U.S. government agency bonds	11,392	—	(25)	11,367	—	11,367
U.S. government bonds	110,522	102	(170)	110,454	110,454	—
Total short-term investments	509,067	841	(1,352)	508,556	125,575	382,981
Total	$726,061	$845	$(1,352)	$725,554	$288,708	$436,846
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and we do not believe it is more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)For three months ended March 31, 2025 and 2024, we sold cash equivalent investments for proceeds of $2.0 million and $5.8 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of March 31, 2025:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$496,761	$497,131
After 1 year through 5 years	143,681	143,899
Asset- and mortgage-backed securities	74,420	74,461
Total	$714,862	$715,491
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 31, 2025, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.5 million. As of December 31, 2024, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2025 and 2024, we sold receivables totaling $9.4 million and $24.4 million, respectively, net of discounts and fees, which were insignificant for the respective periods.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Land	$247,895	$246,953
Buildings and improvements	2,261,620	2,239,481
Machinery and equipment	7,562,544	7,389,787
Finance lease assets	260,209	274,302
Furniture, fixtures and other equipment	20,230	18,652
Software and computer equipment	217,683	215,031
Construction in progress	190,590	185,351
Total property, plant and equipment	10,760,771	10,569,557
Accumulated depreciation and amortization	(7,118,835)	(6,993,409)
Total property, plant and equipment, net	$3,641,936	$3,576,148

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Depreciation expense	$153,699	$144,787

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Payroll and benefits	$92,353	$121,683
Deferred revenue and customer advances	67,612	59,656
Short-term finance lease liability	53,458	55,613
Income taxes payable	28,125	35,067
Dividends payable	20,423	—
Accrued pension and severance plan obligations	7,853	13,091
Accrued interest	2,380	11,487
Other accrued expenses	60,527	59,740
Total accrued expenses	$332,731	$356,337

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Short-term borrowings and long-term debt consist of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027	$525,000	$525,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (1)	—	—
Term loan, fixed rate at 2.12%, due December 2028	200,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (2)	—	—
Term loan, fixed rate at 1.20%, due December 2025	10,903	13,868
Term loan, fixed rate at 1.23%, due December 2026	30,575	33,333
Term loan, fixed rate at 1.59%, due December 2027	57,582	59,923
Term loan, fixed rate at 1.80%, due December 2028	87,523	89,059
Term loan, fixed rate at 2.05%, due December 2029	108,329	108,779
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, weighted average of 5.06% as of March 31, 2025, due June 2025	35,000	35,000
Term loans, SOFR plus 0.75%, weighted average of 5.06% as of March 31, 2025, due 2025	55,000	55,500
Term loans, SOFR plus 0.95%, weighted average of 5.25% as of March 31, 2025, due December 2026	44,000	44,000
Other:
Senior secured revolving credit facility, applicable bank rate plus 1.75%, due March 2027 (Singapore) (3)	—	—
	1,153,912	1,164,462
Less: Unamortized discount and deferred debt costs, net	(4,590)	(5,002)
Less: Short-term borrowings and current portion of long-term debt	(236,459)	(236,029)
Long-term debt	$912,863	$923,431
(1)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly, at a fixed rate of 3.95%. As of March 31, 2025, ₩80.0 billion, or approximately $54 million, was available to be drawn.
(2)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of March 31, 2025, $3.3 million was available to be drawn.
(3)In March 2022, Amkor Technology Singapore Holdings Pte. Ltd. (“ATSH”) entered into a $600.0 million senior secured revolving credit facility (the “2022 Singapore Revolver”), which is guaranteed by Amkor Technology, Inc., Amkor Technology Taiwan Ltd. (“ATT”) and Amkor Advanced Technology, Inc. (“AATT”).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2025, $600.0 million was available for future borrowings under the 2022 Singapore Revolver.
Certain of our foreign debt is collateralized by the land, buildings, equipment and accounts receivable in the respective locations. As of March 31, 2025, the collateralized debt balance was $628.9 million, of which $292.4 million of assets were pledged as collateral.
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
We were in compliance with all debt covenants at March 31, 2025.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Service cost	$3,261	$3,484
Interest cost	1,434	1,459
Expected return on plan assets	(1,279)	(1,418)
Recognized actuarial gain	(119)	(97)
Net periodic pension cost	$3,297	$3,428
Curtailment gain	(434)	—
Total pension expense	$2,863	$3,428
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Defined contribution expense	$9,304	$8,414

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

As of March 31, 2025 and December 31, 2024, our foreign exchange forward contracts consisted of the following:

	March 31, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Japanese yen	$243,348	$648	Other current assets	$254,783	$10	Other current assets
Korean won	76,498	(220)	Accrued expenses	80,260	(472)	Accrued expenses
Philippine peso	10,624	(3)	Accrued expenses	8,431	(29)	Accrued expenses
Singapore dollar	22,953	(94)	Accrued expenses	8,454	(39)	Accrued expenses
Taiwan dollar	31,535	12	Other current assets	31,150	(70)	Accrued expenses
Total forward contracts not designated as hedging instruments	$384,958	$343		$383,078	$(600)

	March 31, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$128,739	$(367)	Accrued expenses	$123,042	$(83)	Accrued expenses
Total forward contracts designated as net investment hedging instruments	$128,739	$(367)		$123,042	$(83)
For the three months ended March 31, 2025, we incurred a net loss of $2.9 million due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the related hedged items. For the three months ended March 31, 2024, the derivatives not designated as hedging instruments resulted in a net loss of $27.5 million, which were partially offset by the foreign currency gains associated with the underlying net liabilities.
For the three months ended March 31, 2025, a gain of $1.3 million was recognized in other (income) expense, net for the difference between the forward rate and the spot rate of the net investment hedge. For the three months ended March 31, 2025, a loss of $4.7 million was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges. There was no activity related to net investment hedges for the three months ended March 31, 2024.

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
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$526,402	$522,818	$525,562	$522,615
Revolving credit facilities and term loans (Level 2)	615,286	626,504	625,818	636,845
Total debt	$1,141,688	$1,149,322	$1,151,380	$1,159,460
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
Lease Commitments
As of March 31, 2025 we have entered into additional lease agreements that have not yet commenced of approximately $9 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Amkor is the world’s largest U.S. headquartered OSAT (outsourced semiconductor assembly and test) service provider. We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Our primary financial objective is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, providing our customers with a geographically diverse manufacturing footprint, growing within the industry secular growth markets of high-performance computing (“HPC”), automotive, Internet-of-Things (“IoT”) and mobile communications, selectively growing our scale and scope through strategic investments and optimizing utilization of existing assets.
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
Our broad geographic footprint, including our manufacturing presence in multiple countries across Asia, in Portugal and our headquarters in the United States, is a key differentiator and positions us well to support evolving global supply chains, including initiatives to regionalize supply chains. We began delivering advanced packages from the Vietnam Facility in the third quarter of 2024. In addition, we are progressing plans to build an advanced packaging and test facility in Arizona and were awarded up to $407 million in direct funding by the U.S. Department of Commerce (“Commerce”) pursuant to the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”) to support the facility, conditioned on, among other things, the achievement of certain construction and production milestones. We acquired the land for the Arizona Facility in 2024 and expect to begin construction in the second half of 2025. We believe our broad geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains.
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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of March 31, 2025, we had cash and cash equivalents and short-term investments of $1,057.6 million and $505.2 million, respectively.
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
Financial Summary
Our net sales decreased $43.9 million, or 3.2%, to $1,321.6 million for the three months ended March 31, 2025 compared to $1,365.5 million for the three months ended March 31, 2024, primarily due to lower sales in our communications end market, partially offset by growth in the consumer and computing end markets.
Gross margin for the three months ended March 31, 2025 decreased to 11.9% compared to 14.8% for the three months ended March 31, 2024. The decrease in gross margin was primarily due to a decrease in net sales and resulting lower factory utilization. Gross margin was also impacted by the ramp up of the Vietnam Facility, which is in the early stages of high-volume manufacturing. These decreasing factors were partially offset by net favorable foreign currency exchange rate movements.
Operating income margin decreased 300 basis points to 2.4% for the three months ended March 31, 2025 from 5.4% for the three months ended March 31, 2024. The decrease in our operating income margin was primarily due to the decrease in our gross margin discussed above along with an increase in research and development expenses, primarily due to development projects in new advanced packaging technologies.
Our capital expenditures totaled $79.9 million for the three months ended March 31, 2025 compared to $96.2 million for the three months ended March 31, 2024. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $24.1 million for the three months ended March 31, 2025 compared to $162.3 million for the three months ended March 31, 2024. This decrease was primarily due to changes in working capital and lower operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales:
Materials	52.4%	51.9%
Labor	12.0%	11.2%
Depreciation	10.6%	9.5%
Other manufacturing costs	13.1%	12.6%
Gross margin	11.9%	14.8%
Selling, general and administrative	6.1%	6.6%
Research and development	3.5%	2.8%
Operating income	2.4%	5.4%
Net income attributable to Amkor	1.6%	4.3%

Net Sales

	For the Three Months Ended March 31,
	2025	2024	Change
	(In thousands, except percentages)
Net sales	$1,321,575	$1,365,511	$(43,936)	(3.2)%
The decrease in net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower sales in our communications end market, partially offset by growth in the consumer and computing end markets. The communications end market decreased 19% compared to 2024 primarily due to lower supported content in premium tier smartphones. The consumer and computing end markets grew 23% and 21%, respectively, compared to 2024 primarily driven by strong demand for IoT wearables, AI devices and ARM-based PCs.
Gross Profit and Gross Margin

	For the Three Months Ended March 31,
	2025	2024	Change
	(In thousands, except percentages)
Gross profit	$157,583	$201,643	$(44,060)
Gross margin	11.9%	14.8%	(2.9)%
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
Gross profit and gross margin decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in net sales and resulting lower factory utilization. Gross profit and gross margin were also impacted by the ramp up of the Vietnam Facility, which is in the early stages of high-volume manufacturing. These decreasing factors were partially offset by net favorable foreign currency exchange rate movements.

Selling, General and Administrative

	For the Three Months Ended March 31,
	2025	2024	Change
	(In thousands, except percentages)
Selling, general and administrative	$80,408	$90,346	$(9,938)	(11.0)%
Selling, general and administrative expenses decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the incremental costs incurred in 2024 during start-up at the Vietnam Facility and decreased compensation costs, partially offset by the recovery of bad debt expense in 2024. The incremental costs incurred during start-up at the Vietnam Facility were approximately $12 million for the three months ended March 31, 2024.
Research and Development

	For the Three Months Ended March 31,
	2025	2024	Change
	(In thousands, except percentages)
Research and development	$45,652	$38,171	$7,481	19.6%
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
Research and development expenses increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to development projects in new advanced packaging technologies.
Other Income and Expense

	For the Three Months Ended March 31,
	2025	2024	Change
	(In thousands, except percentages)
Interest expense	$16,809	$16,439	$370	2.3%
Interest income	(14,453)	(16,796)	2,343	(13.9)%
Foreign currency (gain) loss, net	3,760	1,545	2,215	>100%
Other, net	(382)	(44)	(338)	>100%
Total other expense, net	$5,734	$1,144	$4,590	>100%
The components of total other expense, net have remained consistent between the three months ended March 31, 2025 and the three months ended March 31, 2024.
Income Tax Expense

	For the Three Months Ended March 31,
	2025	2024	Change
	(In thousands)
Income tax expense	$3,936	$12,196	$(8,260)
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in income before income taxes.

During the three months ended March 31, 2025 and 2024, our subsidiaries in Korea, Singapore and Vietnam operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of March 31, 2025, we had cash and cash equivalents and short-term investments of $1,562.7 million. Included in our cash and short-term investments balances as of March 31, 2025 is $1,350.7 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the three months ended March 31, 2025 and 2024, we sold receivables totaling $9.4 million and $24.4 million, respectively, net of discounts and fees, which were insignificant for the respective periods.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
In December 2024, we signed a Direct Funding Agreement with Commerce for the award of up to $407 million in government incentives pursuant to the CHIPS Act, and no funds have been received to date. The award requires us to achieve construction and production milestones over the next several years. In addition, we receive a 25% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. For additional information, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

The maximum borrowing capacity under the 2022 Singapore Revolver is limited to a base amount equal to the lesser of: (1) $600.0 million; or (2) $250.0 million plus a variable amount equal to 37.5% of our consolidated accounts receivable balance. As of March 31, 2025, we had availability of $600.0 million. As of March 31, 2025, our foreign subsidiaries also had $57.6 million available to be borrowed under term loan credit facilities. For additional information regarding the 2022 Singapore Revolver, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of March 31, 2025, we had debt of $1,149.3 million, with $236.5 million payable within 12 months. As of March 31, 2025, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2025 for variable rate debt, were $113.2 million during the remaining term of the debt. Interest payment obligations payable within 12 months were $48.6 million. We were in compliance with all debt covenants as of March 31, 2025, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of March 31, 2025, our total remaining operating lease obligations and finance lease obligations were $92.8 million and $198.8 million, respectively, with $29.4 million and $62.9 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of March 31, 2025, the purchase obligations were $497.7 million, with $455.8 million payable within 12 months.
Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the three months ended March 31, 2025, we declared total quarterly cash dividends of $20.4 million, which were paid on April 2, 2025, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the three months ended March 31, 2025, our capital expenditures totaled $79.9 million.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024, was as follows:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating activities	$24,149	$162,312
Investing activities	(63,054)	(86,103)
Financing activities	(42,251)	(69,877)
Operating activities:  Our cash flow provided by operating activities for the three months ended March 31, 2025 decreased by $138.2 million compared to the three months ended March 31, 2024, primarily due to changes in working capital and lower operating profits.
Investing activities:  Our cash flow used in investing activities for the three months ended March 31, 2025 decreased by $23.0 million compared to the three months ended March 31, 2024, primarily due to net proceeds from foreign exchange forward contracts in the current year and lower payments for property, plant and equipment, partially offset by lower net proceeds for short-term investment activity. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:  The net cash used in financing activities for the three months ended March 31, 2025 decreased by $27.6 million compared to the three months ended March 31, 2024, primarily due to the timing of our quarterly dividend payment for the respective periods. Our quarterly dividend for the first quarter of 2025 was paid on April 2, 2025.
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

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$24,149	$162,312
Payments for property, plant and equipment	(79,897)	(96,169)
Proceeds from sale of and grants for property, plant and equipment	5,767	8,022
Free cash flow	$(49,981)	$74,165
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2025 would have been approximately $13 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2025, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the three months ended March 31, 2025, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2025 would have been approximately $36 million lower.
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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $3.9 million for the three months ended March 31, 2025 and a loss of $9.0 million for the three months ended March 31, 2024, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2025:

	2025 - Remaining	2026	2027	2028	2029	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$124,320	$134,556	$642,085	$96,146	$22,805	$—	$1,019,912	$1,008,176
Average interest rate	1.8%	1.9%	5.8%	2.0%	2.1%	—%	4.3%
Variable rate debt	$91,000	$43,000	$—	$—	$—	$—	$134,000	$133,512
Average interest rate	5.1%	5.2%	—%	—%	—%	—%	5.1%
Total debt maturities	$215,320	$177,556	$642,085	$96,146	$22,805	$—	$1,153,912	$1,141,688
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in Note 17 to the 2024 Form 10-K.

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

Risks Related to Our International Sales and Operations
•dependence on international factories and operations, and risks relating to trade restrictions and regional conflict, including restrictive trade barriers, export controls, tariffs, customs and duties.
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
In the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries, and some nations are countering with tariffs and other actions. Many of the announced tariffs are currently paused or have exemptions for certain products, and the U.S. government stated that it is willing to negotiate with other countries regarding the tariffs. Imposed tariffs may affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.
We also have significant facilities and other investments in Korea, and there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and long-range missile programs as well as its military actions in the region. Furthermore, there has been a history of conflict and tension within and among other countries in the region.
Global pandemics and the spread of infectious diseases may impact our operations and the operations of our customers and suppliers as a result of illness, quarantines, facility closures and travel and logistics restrictions in connection with such outbreaks. National, regional and local governments may implement public health measures to mitigate the spread of such outbreaks in jurisdictions in which we, our customers and our suppliers operate, and such restrictions may materially and adversely impact our operations and the operations of our customers and suppliers. Such restrictions may also affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.

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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2025, our total debt balance was $1,149.3 million, of which $236.5 million was classified as a current liability and $628.9 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.

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
As of March 31, 2025, Susan Y. Kim, the Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.1 million shares, or approximately 53%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.7 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of March 31, 2025, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.

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
The awards and incentives from the agreement with Commerce pursuant to the CHIPS Act might not materialize as such awards and incentives are conditional upon achieving or maintaining certain outcomes and compliance with other obligations, are subject to reduction, termination, or clawback and would impose certain restrictions on our business.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	53,852	22.64	—	—
March 1 - March 31	5,156	19.42	—	—
Total	59,008	$22.36	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: April 29, 2025