Form 10-Q
period 2025-06-30
AMKOR TECHNOLOGY, INC.
filed 2025-07-29
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 22, 2025 was 247,143,055.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2025, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of health conditions or pandemics on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages and our technology leadership and potential growth in our end markets, (18) projects to install or integrate new information technology systems or upgrade our existing systems, (19) our expected revenue recognition, (20) the anticipated benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (21) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (22) the receipt of government awards and incentives and the conditions and obligations thereto, (23) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (24) the impact of interest rate changes on our investment portfolio and (25) other

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2024 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$1,511,392	$1,461,474	$2,832,967	$2,826,985
Cost of sales	1,329,495	1,249,099	2,493,487	2,412,967
Gross profit	181,897	212,375	339,480	414,018
Selling, general and administrative	47,922	91,280	128,330	181,626
Research and development	42,008	39,568	87,660	77,739
Total operating expenses	89,930	130,848	215,990	259,365
Operating income	91,967	81,527	123,490	154,653
Interest expense	16,810	15,805	33,619	32,244
Other (income) expense, net	(8,057)	(15,848)	(19,132)	(31,143)
Total other expense, net	8,753	(43)	14,487	1,101
Income before taxes	83,214	81,570	109,003	153,552
Income tax expense	28,162	14,312	32,098	26,508
Net income	55,052	67,258	76,905	127,044
Net income attributable to non-controlling interests	(635)	(361)	(1,360)	(1,250)
Net income attributable to Amkor	$54,417	$66,897	$75,545	$125,794

Net income attributable to Amkor per common share:
Basic	$0.22	$0.27	$0.31	$0.51
Diluted	$0.22	$0.27	$0.30	$0.51

Shares used in computing per common share amounts:
Basic	247,090	246,228	246,973	246,118
Diluted	247,806	247,860	247,842	247,790
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$55,052	$67,258	$76,905	$127,044
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	7	(211)	1,134	(519)
Adjustments to unrealized components of defined benefit pension plans	(95)	(85)	(2,575)	(170)
Foreign currency translation	2,356	(2,400)	6,230	(11,447)
Total other comprehensive income (loss)	2,268	(2,696)	4,789	(12,136)
Comprehensive income	57,320	64,562	81,694	114,908
Comprehensive income attributable to non-controlling interests	(635)	(361)	(1,360)	(1,250)
Comprehensive income attributable to Amkor	$56,685	$64,201	$80,334	$113,658
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,527,384	$1,133,553
Short-term investments (amortized cost of $515,788 and $513,494 in 2025 and 2024, respectively)	516,430	512,984
Accounts receivable, net of allowances	1,125,586	1,055,013
Inventories	375,249	310,910
Other current assets	79,994	61,012
Total current assets	3,624,643	3,073,472
Property, plant and equipment, net	3,802,045	3,576,148
Operating lease right of use assets	98,415	109,730
Goodwill	19,588	17,947
Restricted cash	755	759
Other assets	160,180	166,272
Total assets	$7,705,626	$6,944,328
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$374,855	$236,029
Trade accounts payable	760,108	712,887
Capital expenditures payable	411,703	123,195
Short-term operating lease liability	24,896	26,827
Accrued expenses	344,100	356,337
Total current liabilities	1,915,662	1,455,275
Long-term debt	1,198,190	923,431
Pension and severance obligations	81,936	70,594
Long-term operating lease liabilities	51,599	57,983
Other non-current liabilities	226,165	253,880
Total liabilities	3,473,552	2,761,163
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 293,577 and 293,052 shares issued; and 247,142 and 246,684 shares outstanding in 2025 and 2024, respectively	294	293
Additional paid-in capital	2,041,548	2,031,643
Retained earnings	2,369,797	2,335,132
Accumulated other comprehensive income (loss)	12,299	7,510
Treasury stock, at cost, 46,435 and 46,368 shares in 2025 and 2024, respectively	(226,514)	(225,033)
Total Amkor stockholders’ equity	4,197,424	4,149,545
Non-controlling interests in subsidiaries	34,650	33,620
Total equity	4,232,074	4,183,165
Total liabilities and equity	$7,705,626	$6,944,328
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2025	293,482	$293	$2,036,608	$2,335,830	$10,031	(46,427)	$(226,352)	$4,156,410	$34,180	$4,190,590
Net income	—	—	—	54,417	—	—	—	54,417	635	55,052
Other comprehensive income (loss)	—	—	—	—	2,268	—	—	2,268	—	2,268
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(8)	(162)	(162)	—	(162)
Issuance of stock through share-based compensation plans	95	1	131	—		—	—	132	—	132
Share-based compensation	—	—	4,809	—	—	—	—	4,809	—	4,809
Cash dividends declared ($0.08269 per common share)	—	—	—	(20,450)	—	—	—	(20,450)	—	(20,450)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at June 30, 2025	293,577	$294	$2,041,548	$2,369,797	$12,299	(46,435)	$(226,514)	$4,197,424	$34,650	$4,232,074

Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	75,545	—	—	—	75,545	1,360	76,905
Other comprehensive income (loss)	—	—	—	—	4,789	—	—	4,789	—	4,789
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(67)	(1,481)	(1,481)	—	(1,481)
Issuance of stock through share-based compensation plans	525	1	901	—	—	—	—	902	—	902
Share-based compensation	—	—	9,004	—	—	—	—	9,004	—	9,004
Cash dividends declared ($0.16538 per common share)	—	—	—	(40,880)	—	—	—	(40,880)	—	(40,880)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(330)	(330)
Balance at June 30, 2025	293,577	$294	$2,041,548	$2,369,797	$12,299	(46,435)	$(226,514)	$4,197,424	$34,650	$4,232,074

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$76,905	$127,044
Depreciation and amortization	312,663	294,874
Other operating activities and non-cash items	1,312	17,966
Changes in assets and liabilities	(108,268)	(52,816)
Net cash provided by operating activities	282,612	387,068
Cash flows from investing activities:
Payments for property, plant and equipment	(226,086)	(262,543)
Proceeds from sale of property, plant and equipment	4,762	4,813
Proceeds from foreign exchange forward contracts	41,920	5,088
Payments for foreign exchange forward contracts	(28,967)	(43,091)
Payments for short-term investments	(331,393)	(279,526)
Proceeds from sale of short-term investments	76,021	30,914
Proceeds from maturities of short-term investments	256,266	263,932
Other investing activities	1,680	5,354
Net cash used in investing activities	(205,797)	(275,059)
Cash flows from financing activities:
Proceeds from short-term debt	—	5,012
Payments of short-term debt	—	(8,055)
Proceeds from long-term debt	500,000	58,727
Payments of long-term debt	(112,163)	(116,921)
Payments of finance lease obligations	(30,627)	(38,678)
Payments of dividends	(40,860)	(38,778)
Other financing activities	(8,130)	216
Net cash provided by (used in) financing activities	308,220	(138,477)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	8,792	(13,724)
Net increase (decrease) in cash, cash equivalents and restricted cash	393,827	(40,192)
Cash, cash equivalents and restricted cash, beginning of period	1,134,312	1,120,617
Cash, cash equivalents and restricted cash, end of period	$1,528,139	$1,080,425
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$383,603	$255,244
Right of use assets acquired through operating lease liabilities	982	9,373
Right of use assets acquired through finance lease liabilities	14,009	68,195
Grants and incentive receivables for qualified capital expenditures	5,454	—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2024 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2024 Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Leases. Total long-term finance lease liabilities as of June 30, 2025 and December 31, 2024 were $112.4 million and $122.7 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of June 30, 2025 and December 31, 2024 were $262.1 million and $210.1 million, respectively.
Contract Liabilities. Contract liabilities were $82.9 million and $95.6 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the short-term portions of the liabilities were $55.0 million and $59.7 million, respectively. Of the remaining June 30, 2025 contract liability balance, $23.9 million is expected to be recognized in revenue over the next 1-5 years, and $4.0 million thereafter. Revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of the period was $36.6 million and $37.0 million, respectively.
Grant Accounting. From time to time, we may receive grants from governmental agencies. We recognize grants in our financial statements when there is reasonable assurance that we will comply with conditions attached to the grants and the grants will be received. Investment tax credits and grants receivable recorded reduce the carrying amounts of the qualifying property, plant and equipment in our Consolidated Balance Sheets. The following table presents investment tax credits and grants receivable as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Investment tax credits recorded in:
Other current assets	$1,403	$—
Other assets	2,155	1,403
Grants receivable recorded in:
Other assets	3,299	—

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which was subsequently amended and clarified. ASU 2024-03 requires disaggregation of key expense categories such as inventory purchases, employee compensation, depreciation and intangible asset amortization in the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied either prospectively after the effective date or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this new standard on our financial statements, and we expect the new standard to result in enhanced disclosures.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Business Segments, Product Groups and End Markets
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net sales	$1,511,392	$1,461,474	$2,832,967	$2,826,985
Less:
Materials cost of sales	799,020	789,596	1,491,768	1,498,262
Labor cost of sales	176,886	151,583	336,050	304,932
Depreciation cost of sales	144,434	132,580	284,303	261,668
Other cost of sales	209,155	175,340	381,366	348,105
Selling, general and administrative	47,922	91,280	128,330	181,626
Research and development	42,008	39,568	87,660	77,739
Interest expense	16,810	15,805	33,619	32,244
Income tax expense	28,162	14,312	32,098	26,508
Other segment items (1)	(8,057)	(15,848)	(19,132)	(31,143)
Segment net income	$55,052	$67,258	$76,905	$127,044
(1) Other segment items include interest income, foreign currency (gain) loss, net and other (income) expense.
The following tables represent other balances included in net income or that are regularly provided to the Chief Operating Decision Maker (CODM):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Interest income	$14,992	$17,698	$29,445	$34,494
Depreciation and amortization expense	158,842	149,949	312,663	294,874
Capital expenditures	146,189	166,374	226,086	262,543

	June 30, 2025	December 31, 2024
	(In thousands)
Total assets	$7,705,626	$6,944,328
The following table presents our net sales by product group:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Advanced products (1)	$1,228,678	$1,179,843	$2,292,295	$2,249,552
Mainstream products (2)	282,714	281,631	540,672	577,433
Total net sales	$1,511,392	$1,461,474	$2,832,967	$2,826,985
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2) Mainstream products include all other wirebond packaging and related test services.
Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Communications (smartphones, tablets)	40%	48%	40%	48%
Computing (data center, infrastructure, PC/laptop, storage)	22%	20%	22%	19%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	20%	20%	21%	20%
Consumer (AR & gaming, connected home, home electronics, wearables)	18%	12%	17%	13%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$(14,992)	$(17,698)	$(29,445)	$(34,494)
Foreign currency (gain) loss, net	7,027	1,921	10,787	3,466
Other, net	(92)	(71)	(474)	(115)
Total other (income) expense, net	$(8,057)	$(15,848)	$(19,132)	$(31,143)

4.    Income Taxes
Income tax expense of $32.1 million for the six months ended June 30, 2025 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $34.3 million and $36.3 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, $30.4 million of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2013-2024. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2017-2021 Malaysia income tax returns, 2021 and 2023 Philippine income tax returns, 2022-2024 Japan income tax returns and 2020-2021 California income tax returns.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including modifications to the international tax framework and restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$54,417	$66,897	$75,545	$125,794

Weighted-average number of common shares outstanding - basic	247,090	246,228	246,973	246,118
Effect of dilutive securities:
Share-based awards	716	1,632	869	1,672
Weighted-average number of common shares outstanding - diluted	247,806	247,860	247,842	247,790
Net income attributable to Amkor per common share:
Basic	$0.22	$0.27	$0.31	$0.51
Diluted	0.22	0.27	0.30	0.51
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Share-based awards	984	—	378	—

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,305	(2,386)	6,230	5,149
Amounts reclassified from accumulated other comprehensive income (loss)	(171)	(189)	—	(360)
Other comprehensive income (loss)	1,134	(2,575)	6,230	4,789
Accumulated other comprehensive income (loss) at June 30, 2025	$624	$13,995	$(2,320)	$12,299

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	(419)	—	(11,447)	(11,866)
Amounts reclassified from accumulated other comprehensive income (loss)	(100)	(170)	—	(270)
Other comprehensive income (loss)	(519)	(170)	(11,447)	(12,136)
Accumulated other comprehensive income (loss) at June 30, 2024	$(307)	$15,735	$(11,214)	$4,214
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of June 30, 2025 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	June 30, 2025
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$82,284	$—	$—	$82,284	$—	$82,284
Money market funds	584,940	—	—	584,940	584,940	—
U.S. government bonds	8,968	—	—	8,968	8,968	—
Total cash equivalents (2)	676,192	—	—	676,192	593,908	82,284
Short-term investments
Asset-backed securities	60,112	95	(58)	60,149	—	60,149
Certificate of deposits	20,199	—	—	20,199	20,199	—
Commercial paper	27,158	—	—	27,158	—	27,158
Corporate bonds	259,584	532	(49)	260,067	—	260,067
Foreign government bonds	3,165	—	(2)	3,163	—	3,163
Mortgage-backed securities	4,633	1	(4)	4,630	—	4,630
Municipal bonds	1,006	3	—	1,009	—	1,009
U.S. government agency bonds	10,051	—	(6)	10,045	—	10,045
U.S. government bonds	125,850	182	(52)	125,980	125,980	—
Total short-term investments	511,758	813	(171)	512,400	146,179	366,221
Total	$1,187,950	$813	$(171)	$1,188,592	$740,087	$448,505

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
(2)For six months ended June 30, 2025 and 2024, we sold cash equivalent investments for proceeds of $7.5 million and $16.6 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of June 30, 2025:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$953,791	$954,047
After 1 year through 5 years	169,414	169,766
Asset- and mortgage-backed securities	64,745	64,779
Total	$1,187,950	$1,188,592
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2025, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.0 million. As of December 31, 2024, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2025, we sold receivables totaling $16.1 million and $25.5 million, respectively, net of discounts and fees, which were insignificant for the respective periods. For the three and six months ended June 30, 2024, we sold receivables totaling $11.7 million and $36.1 million, respectively, net of discounts and fees, which were insignificant for the respective periods.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Land	$248,737	$246,953
Buildings and improvements	2,264,474	2,239,481
Machinery and equipment	7,784,999	7,389,787
Finance lease assets	246,743	274,302
Furniture, fixtures and other equipment	19,137	18,652
Software and computer equipment	222,377	215,031
Construction in progress	265,521	185,351
Total property, plant and equipment	11,051,988	10,569,557
Accumulated depreciation and amortization	(7,249,943)	(6,993,409)
Total property, plant and equipment, net	$3,802,045	$3,576,148

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation expense	$158,720	$149,817	$312,418	$294,605

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Payroll and benefits	$114,664	$121,683
Deferred revenue and customer advances	54,969	59,656
Short-term finance lease liability	51,216	55,613
Income taxes payable	29,524	35,067
Accrued interest	11,199	11,487
Accrued pension and severance plan obligations	8,654	13,091
Other accrued expenses	73,874	59,740
Total accrued expenses	$344,100	$356,337

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Short-term borrowings and long-term debt consist of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Debt of Amkor Technology, Inc.:
6.625% Senior notes, due September 2027 (1)	$525,000	$525,000
2025 Revolving Credit Facility, applicable bank rate plus 1.75%, due May 2030 (2)	—	—
Term A Loans, applicable bank rate plus 1.75%, 6.05% as of June 30, 2025, due May 2030 (3)	500,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (4)	—	—
Term loan, fixed rate at 2.12%, due December 2028	175,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (5)	—	—
Term loan, fixed rate at 1.20%, due December 2025	7,568	13,868
Term loan, fixed rate at 1.23%, due December 2026	27,286	33,333
Term loan, fixed rate at 1.59%, due December 2027	54,503	59,923
Term loan, fixed rate at 1.80%, due December 2028	85,052	89,059
Term loan, fixed rate at 2.05%, due December 2029	106,853	108,779
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, due June 2025	—	35,000
Term loans, SOFR plus 0.75%, weighted average of 5.04% as of June 30, 2025, due 2025 (6)	54,500	55,500
Term loans, SOFR plus 0.95%, weighted average of 5.25% as of June 30, 2025, due December 2026 (6)	43,500	44,000
	1,579,262	1,164,462
Less: Unamortized discount and deferred debt costs, net	(6,217)	(5,002)
Less: Short-term borrowings and current portion of long-term debt	(374,855)	(236,029)
Long-term debt	$1,198,190	$923,431
(1)In June 2025, we issued a redemption notice for $125.0 million of the outstanding $525.0 million of our 6.625% Senior Notes due September 2027 (the “Senior Notes”). The Senior Notes will be redeemed on July 30, 2025. In accordance with the terms of the indenture governing the Senior Notes, the redemption price was 100% of the principal amount of the Senior Notes plus accrued and unpaid interest. The redemption of the Senior Notes was funded with proceeds from the new $500.0 million Term A Loans described below.
(2)In May 2025, we entered into a $1.0 billion senior secured revolving credit facility (the “2025 Revolving Credit Facility”) that replaced an existing revolving credit facility guaranteed by Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) and Guardian Assets, Inc. (“Guardian”). The maximum borrowing capacity under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of June 30, 2025, $1.0 billion was available for future borrowings under the 2025 Revolving Credit Facility.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)In June 2025, we amended the 2025 Revolving Credit Facility and created a new tranche of term loans (the “Term A Loans”), which are secured and guaranteed on a pari passu basis to the revolver loans under the existing agreement. The Term A Loans have an aggregate principal amount of $500.0 million and will mature in May 2030. The payments are subject to 2.5% amortization of the original principal amount per year in 2026 and 2027, and 5% thereafter, payable quarterly, with the remaining balance due at maturity. The proceeds will be used for the partial redemption of the Senior Notes, prepayment of outstanding term loans under Amkor Assembly & Test (Shanghai) Co., Ltd. (“AATS”) and general corporate purposes.
(4)In April 2021, we entered into a ₩80.0 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly at a fixed rate of 3.95%. As of June 30, 2025, ₩80.0 billion, or approximately $59 million, was available to be drawn.
(5)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of June 30, 2025, $3.5 million was available to be drawn.
(6)In June 2025, we issued a prepayment notice for the remaining $98.0 million of outstanding term loans under AATS (the “AATS Loans”). We repaid the AATS Loans in July 2025 with proceeds from the new Term A Loans described above.
Certain of our debt is collateralized by the land, buildings, equipment and capital stock of subsidiaries. As of June 30, 2025, the collateralized debt balance was $1,054.3 million, of which $765.9 million of assets and subsidiary capital stock were pledged as collateral.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATSH and Guardian guarantee certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants, including covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
We were in compliance with all debt covenants at June 30, 2025.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Service cost	$3,428	$3,356	$6,689	$6,840
Interest cost	1,501	1,412	2,935	2,871
Expected return on plan assets	(1,339)	(1,369)	(2,618)	(2,787)
Recognized actuarial gain	(119)	(96)	(238)	(193)
Net periodic pension cost	3,471	3,303	6,768	6,731
Curtailment gain	—	—	(434)	—
Total pension expense	$3,471	$3,303	$6,334	$6,731
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Defined contribution expense	$7,322	$6,065	$16,627	$14,479

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2025 and December 31, 2024, our foreign exchange forward contracts consisted of the following:

	June 30, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Japanese yen	$228,764	$1,167	Other current assets	$254,783	$10	Other current assets
Korean won	117,921	(31)	Accrued expenses	80,260	(472)	Accrued expenses
Philippine peso	5,999	1	Other current assets	8,431	(29)	Accrued expenses
Singapore dollar	12,360	47	Other current assets	8,454	(39)	Accrued expenses
Taiwan dollar	32,772	(244)	Accrued expenses	31,150	(70)	Accrued expenses
Total forward contracts not designated as hedging instruments	$397,816	$940		$383,078	$(600)

	June 30, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$133,740	$(695)	Accrued expenses	$123,042	$(83)	Accrued expenses
Total forward contracts designated as net investment hedging instruments	$133,740	$(695)		$123,042	$(83)
For the three and six months ended June 30, 2025, we incurred a net loss of $3.7 million and $6.6 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the related hedged items. For the three and six months ended June 30, 2024, the derivatives not designated as hedging instruments resulted in a net loss of $19.1 million and $46.6 million, respectively, which were nearly offset by the foreign currency gains associated with the underlying net liabilities.
For the three and six months ended June 30, 2025, a gain of $1.3 million and $2.7 million, respectively, was recognized in other (income) expense, net of the difference between the forward rate and the spot rate of the net investment hedge. For the three and six months ended June 30, 2025, a loss of $4.1 million and $8.9 million, respectively, was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges. For the three and six months ended June 30, 2024, a gain of $1.1 million was recognized in other (income) expense, net of the difference between the forward rate and the spot rate of the net investment hedge. For the three and six months ended June 30, 2024, a gain of $3.1 million was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges.

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
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$527,000	$523,024	$525,562	$522,615
Revolving credit facilities and term loans (Level 2)	1,045,633	1,050,021	625,818	636,845
Total debt	$1,572,633	$1,573,045	$1,151,380	$1,159,460
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
Insolvency payments associated with Nanium acquisition
In June 2025, we received $72.8 million for a receivable subject to bankruptcy proceedings included as part of our Nanium acquisition in May 2017 (“Nanium Insolvency Receipt”). The terms of the purchase agreement require us to

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

remit any insolvency payments received to the selling shareholders, less certain costs, including tax costs, incurred by us. During the quarter, we remitted $40.4 million to the selling shareholders. Such amounts were recorded on a net basis within selling, general and administrative expenses in our Consolidated Statements of Income and as operating cash flows within our Condensed Consolidated Statements of Cash Flows.
Legal Proceedings
We are involved in claims and legal proceedings and may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Although the outcome of these matters is uncertain, we believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on our business, liquidity, results of operations, financial condition or cash flows. Our evaluation of the potential impact of these claims and legal proceedings could change in the future.
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
Lease Commitments
As of June 30, 2025 we have entered into additional lease agreements that have not yet commenced of approximately $13 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Amkor is the world’s largest U.S. headquartered OSAT and is a global leader in outsourced semiconductor packaging and test services. We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Our primary financial objective is profitable sales growth. To achieve this goal, we are focused on leveraging our leadership position in services for advanced technologies, providing our customers with a geographically diverse manufacturing footprint, growing within the industry secular growth markets of high-performance computing (“HPC”), automotive, Internet-of-Things (“IoT”) and mobile communications, selectively growing our scale and scope through strategic investments and optimizing utilization of existing assets.
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
Another key factor in our results of operations is the optimization of asset utilization. We build and utilize manufacturing lines which support multiple customers, and we increase factory utilization through sophisticated planning processes and intensive efficiency improvement activities.
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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of June 30, 2025, we had cash and cash equivalents and short-term investments of $1,527.4 million and $516.4 million, respectively.
Our net sales, gross profit, operating income, cash flows, liquidity and capital resources have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in the “Risk Factors” section in Part II, Item 1A of this Form 10-Q. We continue to monitor the recent changes in global trade policy, including tariffs and related trade actions announced by the U.S. and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. We will continue to make prudent investments, and we will closely manage capacity expansion and control costs in response to any changes in market conditions.
Financial Summary
Our net sales increased $49.9 million, or 3.4%, to $1,511.4 million for the three months ended June 30, 2025 compared to $1,461.5 million for the three months ended June 30, 2024, primarily due to growth in our consumer and computing end markets, partially offset by lower sales in our communication end market.
Gross margin for the three months ended June 30, 2025 decreased to 12.0% compared to 14.5% for the three months ended June 30, 2024. The decrease in gross margin was primarily due to increased overhead and employee compensation costs to prepare for our seasonal second half volume. Gross margin was also impacted by the ramp up of the Vietnam Facility, which is in the early stages of high-volume manufacturing.
Operating income margin increased 50 basis points to 6.1% for the three months ended June 30, 2025 from 5.6% for the three months ended June 30, 2024. The increase in our operating income margin was primarily due to the net cash received in the Nanium Insolvency Receipt, partially offset by the decrease in our gross margin discussed above.
Our capital expenditures totaled $226.1 million for the six months ended June 30, 2025 compared to $262.5 million for the six months ended June 30, 2024. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $282.6 million for the six months ended June 30, 2025 compared to $387.1 million for the six months ended June 30, 2024. This decrease was primarily due to changes in working capital and lower operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Materials	52.9%	54.0%	52.7%	53.0%
Labor	11.7%	10.4%	11.9%	10.8%
Depreciation	9.6%	9.1%	10.0%	9.3%
Other manufacturing costs	13.8%	12.0%	13.4%	12.3%
Gross margin	12.0%	14.5%	12.0%	14.6%
Selling, general and administrative	3.2%	6.2%	4.5%	6.4%
Research and development	2.8%	2.7%	3.1%	2.7%
Operating income	6.1%	5.6%	4.4%	5.5%
Net income attributable to Amkor	3.6%	4.6%	2.7%	4.4%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Net sales	$1,511,392	$1,461,474	$49,918	3.4%	$2,832,967	$2,826,985	$5,982	0.2%
The increase in net sales for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to growth in our consumer and computing end markets, partially offset by lower sales in our communication end market. The consumer end market grew 52% and 37% and the computing end market grew 16% and 18% for the three and six months ended June 30, 2025 compared to 2024, respectively, primarily driven by strong demand for IoT wearables, AI devices and ARM-based PCs. The communications end market decreased 15% and 17% for the three and six months ended June 30, 2025 compared to 2024, respectively, primarily due to lower supported content in premium tier smartphones.
Gross Profit and Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In thousands, except percentages)
Gross profit	$181,897	$212,375	$(30,478)	$339,480	$414,018	$(74,538)
Gross margin	12.0%	14.5%	(2.5)%	12.0%	14.6%	(2.6)%
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
Gross profit and gross margin decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to increased overhead and employee compensation costs to prepare for our seasonal second half volume. Gross profit and gross margin were also impacted by the ramp up of the Vietnam Facility, which is in the early stages of high-volume manufacturing.

Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Selling, general and administrative	$47,922	$91,280	$(43,358)	(47.5)%	$128,330	$181,626	$(53,296)	(29.3)%
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to net cash received in the Nanium Insolvency Receipt and the incremental costs incurred in 2024 during start-up at the Vietnam Facility. The amount recognized from the Nanium Insolvency Receipt for the three and six months ended June 30, 2025, net of amounts remitted to the selling shareholders, was $32.4 million. The incremental costs incurred during start-up at the Vietnam Facility were approximately $13 million and $25 million for the three and six months ended June 30, 2024, respectively. For additional information regarding the Nanium Insolvency Receipt, please refer to Note 15 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Research and development	$42,008	$39,568	$2,440	6.2%	$87,660	$77,739	$9,921	12.8%
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
Research and development expenses increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to development projects in new mainstream and advanced packaging technologies.
Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Interest expense	$16,810	$15,805	$1,005	6.4%	$33,619	$32,244	$1,375	4.3%
Interest income	(14,992)	(17,698)	2,706	(15.3)%	(29,445)	(34,494)	5,049	(14.6)%
Foreign currency (gain) loss, net	7,027	1,921	5,106	>100%	10,787	3,466	7,321	>100%
Other, net	(92)	(71)	(21)	29.6%	(474)	(115)	(359)	>100%
Total other expense, net	$8,753	$(43)	$8,796	>(100)%	$14,487	$1,101	$13,386	>100%
Interest income decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to lower interest rates.
The changes in foreign currency (gain) loss, net for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily due to the weakening of the U.S. dollar compared to the foreign currencies of our subsidiaries and the associated impact on our unhedged net monetary exposures.

Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)
Income tax expense	$28,162	$14,312	$13,850	$32,098	$26,508	$5,590
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to discrete tax expense associated with the Nanium Insolvency Receipt. For additional information regarding the Nanium Insolvency Receipt, please refer to Note 15 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

During the six months ended June 30, 2025 and 2024, our subsidiaries in Korea, Singapore and Vietnam operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

See Note 4 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information about our income tax expense and the OBBBA legislation.

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
As of June 30, 2025, we had cash and cash equivalents and short-term investments of $2,043.8 million. Included in our cash and short-term investments balances as of June 30, 2025 is $1,347.3 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the six months ended June 30, 2025 and 2024, we sold receivables totaling $25.5 million and $36.1 million, respectively, net of discounts and fees which were insignificant for the respective periods.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
In December 2024, we signed a Direct Funding Agreement with Commerce for the award of up to $407 million in government incentives pursuant to the CHIPS Act, and no funds have been received to date. The award requires us to achieve construction and production milestones over the next several years. In addition, we are eligible to receive an investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. On July 4, 2025, the OBBBA was enacted in the United States, which includes a provision to increase the investment tax credit rate from 25% to 35% starting in 2026. For additional information, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
On May 9, 2025, we entered into the 2025 Revolving Credit Facility, which replaced our existing revolving credit facility. The maximum amount available to draw under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. On June 27, 2025, we amended the 2025 Revolving Credit Facility agreement and created the $500.0 million Term A Loans, which are secured and guaranteed on a pari passu basis to the existing agreement. In July 2025, a portion of the proceeds will be used to redeem $125.0 million of the Senior Notes and repay the remaining $98.0 million of the AATS Loans. The 2025 Revolving Credit Facility and Term A Loans will mature on May 9, 2030. As of June 30, 2025, we had availability of $1,000.0 million under the 2025 Revolving Credit Facility. As of June 30, 2025, our foreign subsidiaries also had $62.6 million available to be borrowed under term loan credit facilities.
As of June 30, 2025, we had debt of $1,573.0 million, with $374.9 million payable within 12 months. As of June 30, 2025, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2025 for variable rate debt, were $214.1 million during the remaining term of the debt. Interest payment obligations payable within 12 months were $68.1 million. We were in compliance with all debt covenants as of June 30, 2025, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Certain of our debt agreements contain affirmative and negative covenants, including covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATSH and Guardian guarantee certain debt of our subsidiaries.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of June 30, 2025, our total remaining operating lease obligations and finance lease obligations were $88.5 million and $187.6 million, respectively, with $28.5 million and $59.9 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of June 30, 2025, the purchase obligations were $445.2 million, with $404.0 million payable within 12 months.

Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the six months ended June 30, 2025, we paid total quarterly cash dividends of $40.9 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the six months ended June 30, 2025, our capital expenditures totaled $226.1 million.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2025 and 2024, was as follows:

	For the Six Months Ended June 30,
	2025	2024
	(In thousands)
Operating activities	$282,612	$387,068
Investing activities	(205,797)	(275,059)
Financing activities	308,220	(138,477)
Operating activities:  Our cash flow provided by operating activities for the six months ended June 30, 2025 decreased by $104.5 million compared to the six months ended June 30, 2024, primarily due to changes in working capital and lower operating profits.
Investing activities:  Our cash flow used in investing activities for the six months ended June 30, 2025 decreased by $69.3 million compared to the six months ended June 30, 2024, primarily due to net proceeds from foreign exchange forward contracts in the current year and lower payments for property, plant and equipment, partially offset by lower net proceeds for short-term investment activity. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.

Financing activities:  The changes in financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 were primarily due to net debt borrowings in the current year compared to net debt repayments in the prior year.
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

	For the Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$282,612	$387,068
Payments for property, plant and equipment	(226,086)	(262,543)
Proceeds from sale of and grants for property, plant and equipment	6,554	10,256
Free cash flow	$63,080	$134,781
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2025 would have been approximately $16 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2025, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the six months ended June 30, 2025, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2025 would have been approximately $78 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $6.2 million for the six months ended June 30, 2025 and a loss of $11.4 million for the three months ended June 30, 2024, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
Interest Rate Risk
We have interest rate risk with respect to our available-for-sale debt investments. Our investment portfolio consists of various security types and maturities, with our portfolio primarily having maturities of one year or less. Our primary objective with our investment portfolio is to invest available cash while preserving capital and meeting liquidity needs. These securities are subject to interest rate risk, decreasing in value if market interest rates increase and increasing in value if market interest rates decrease. Due to the relatively short-term nature of our investment portfolio, we believe that an immediate change in interest rates will not have a material impact on the fair value of our available-for-sale debt investments. For information regarding our available-for-sale debt investments, see Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2025:

	2025 - Remaining*	2026	2027	2028	2029	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$201,586	$138,037	$519,848	$98,046	$23,745	$—	$981,262	$974,633
Average interest rate	4.8%	1.9%	5.5%	2.0%	2.1%	—%	4.4%
Variable rate debt	$98,000	$12,500	$12,500	$25,000	$25,000	$425,000	$598,000	$598,000
Average interest rate	5.1%	6.1%	6.1%	6.1%	6.1%	6.1%	5.9%
Total debt maturities	$299,586	$150,537	$532,348	$123,046	$48,745	$425,000	$1,579,262	$1,572,633
*This column reflects the early redemption and prepayment of the Senior Notes and AATS Notes, respectively.

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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In recent years, the U.S. Bureau of Industry and Security has announced new export control regulations applicable to the sale of U.S. semiconductor technology in China (collectively, the “BIS Regulations”). The above factors, in addition to the BIS Regulations and other similarly restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
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
In the first half of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries, and some nations countered with tariffs and other actions. Many of the announced tariffs were paused after announcement or had exemptions for certain products, and the U.S. government is negotiating with other countries regarding the tariffs as well as assessing potential product-based sectoral tariffs. We cannot predict what further actions may ultimately be taken by the U.S. with respect to tariffs, export restrictions or other trade measures, what products or entities may be subject to such actions, or what actions may be taken by other countries in response to these U.S. actions. Imposed tariffs may affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.
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

We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2025, our total debt balance was $1,573.0 million, of which $374.9 million was classified as a current liability and $1,054.3 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
As of June 30, 2025, Susan Y. Kim, the Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.1 million shares, or approximately 53%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.7 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of June 30, 2025, the Kim family owns 39.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries we operate in have enacted laws based on the Pillar Two Model Rules effective in 2024. While the Pillar Two Model Rules did not have a material impact on our 2024 results, additional countries where we operate, including Singapore, have adopted Pillar Two Model Rules effective in 2025. Enactment of this legislation is expected to adversely affect our effective tax rate, tax payments and conditional reduced tax rates. On July 4, 2025, the OBBBA was enacted in the United States, which includes significant provisions such as modifications to the international tax framework and restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	3	$17.45	—	$—
May 1 - May 31	321	18.14	—	—
June 1 - June 30	7,457	20.99	—	—
Total	7,781	$20.87	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On June 6, 2025, Giel Rutten, Amkor’s President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Rutten’s Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) February 27, 2026; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Rutten gives notice to terminate his Rule 10b5-1 trading arrangement. 60,000 shares of our common stock are to be sold under Mr. Rutten’s Rule 10b5-1 trading arrangement.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Amkor Technology, Inc., dated as of May 15, 2025					X
10.1	Credit Agreement, dated May 9, 2025, among Amkor Technology, Inc, as the Borrower, the Lenders party thereto from time to time, the L/C Issuers party thereto from time to time and Bank of America, N.A., as the Administrative Agent.	8-K	5/9/25	10.1	5/13/25
10.2	First Amendment to Credit Agreement, dated June 27, 2025, among Amkor Technology, Inc., as the Borrower, the Guarantors, the Non-Loan Party Equity Pledgor, the Term A-1 Lenders, the Revolving Lenders party thereto and Bank of America, N.A., as Administrative Agent.	8-K	6/27/25	10.1	7/1/25
10.3	Fifth Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: July 29, 2025