Form 10-Q
period 2025-09-30
AMKOR TECHNOLOGY, INC.
filed 2025-10-28
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 21, 2025 was 247,193,437.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2025, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages and our technology leadership and potential growth in our end markets, (18) projects to install or integrate new information technology systems or upgrade our existing systems, (19) our expected revenue recognition, (20) the anticipated benefits from our new manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (21) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (22) the receipt of government awards and incentives and the conditions and obligations thereto, (23) the effects of business,

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (24) the impact of interest rate changes on our investment portfolio and (25) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2024 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$1,986,968	$1,861,589	$4,819,935	$4,688,574
Cost of sales	1,702,478	1,589,105	4,195,965	4,002,072
Gross profit	284,490	272,484	623,970	686,502
Selling, general and administrative	83,211	80,753	211,541	262,379
Research and development	42,352	42,364	130,012	120,103
Total operating expenses	125,563	123,117	341,553	382,482
Operating income	158,927	149,367	282,417	304,020
Interest expense	21,231	15,622	54,850	47,866
Other (income) expense, net	(16,701)	(8,130)	(35,833)	(39,273)
Total other expense, net	4,530	7,492	19,017	8,593
Income before taxes	154,397	141,875	263,400	295,427
Income tax expense	27,715	19,185	59,813	45,693
Net income	126,682	122,690	203,587	249,734
Net income attributable to non-controlling interests	(93)	(121)	(1,453)	(1,371)
Net income attributable to Amkor	$126,589	$122,569	$202,134	$248,363

Net income attributable to Amkor per common share:
Basic	$0.51	$0.50	$0.82	$1.01
Diluted	$0.51	$0.49	$0.81	$1.00

Shares used in computing per common share amounts:
Basic	247,158	246,480	247,035	246,239
Diluted	248,302	247,922	248,054	247,798
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$126,682	$122,690	$203,587	$249,734
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	482	662	1,616	143
Adjustments to unrealized components of defined benefit pension plans	(95)	(84)	(2,670)	(254)
Foreign currency translation	(797)	5,456	5,433	(5,991)
Total other comprehensive income (loss)	(410)	6,034	4,379	(6,102)
Comprehensive income	126,272	128,724	207,966	243,632
Comprehensive income attributable to non-controlling interests	(93)	(121)	(1,453)	(1,371)
Comprehensive income attributable to Amkor	$126,179	$128,603	$206,513	$242,261
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,495,656	$1,133,553
Short-term investments (amortized cost of $613,568 and $513,494 in 2025 and 2024, respectively)	614,703	512,984
Accounts receivable, net of allowances	1,399,446	1,055,013
Inventories	399,892	310,910
Other current assets	98,393	61,012
Total current assets	4,008,090	3,073,472
Property, plant and equipment, net	3,833,008	3,576,148
Operating lease right of use assets	101,015	109,730
Goodwill	19,076	17,947
Restricted cash	60,758	759
Other assets	165,535	166,272
Total assets	$8,187,482	$6,944,328
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$547,447	$236,029
Trade accounts payable	925,268	712,887
Capital expenditures payable	368,308	123,195
Short-term operating lease liability	24,665	26,827
Accrued expenses	395,294	356,337
Total current liabilities	2,260,982	1,455,275
Long-term debt	1,264,501	923,431
Pension and severance obligations	82,996	70,594
Long-term operating lease liabilities	54,426	57,983
Other non-current liabilities	181,633	253,880
Total liabilities	3,844,538	2,761,163
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 293,636 and 293,052 shares issued; and 247,192 and 246,684 shares outstanding in 2025 and 2024, respectively	294	293
Additional paid-in capital	2,047,017	2,031,643
Retained earnings	2,475,936	2,335,132
Accumulated other comprehensive income (loss)	11,889	7,510
Treasury stock, at cost, 46,444 and 46,368 shares in 2025 and 2024, respectively	(226,770)	(225,033)
Total Amkor stockholders’ equity	4,308,366	4,149,545
Non-controlling interests in subsidiaries	34,578	33,620
Total equity	4,342,944	4,183,165
Total liabilities and equity	$8,187,482	$6,944,328
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2025	293,577	$294	$2,041,548	$2,369,797	$12,299	(46,435)	$(226,514)	$4,197,424	$34,650	$4,232,074
Net income	—	—	—	126,589	—	—	—	126,589	93	126,682
Other comprehensive income (loss)	—	—	—	—	(410)	—	—	(410)	—	(410)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(9)	(256)	(256)	—	(256)
Issuance of stock through share-based compensation plans	59	—	328	—		—	—	328	—	328
Share-based compensation	—	—	5,141	—	—	—	—	5,141	—	5,141
Cash dividends declared ($0.08269 per common share)	—	—	—	(20,450)	—	—	—	(20,450)	—	(20,450)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at September 30, 2025	293,636	$294	$2,047,017	$2,475,936	$11,889	(46,444)	$(226,770)	$4,308,366	$34,578	$4,342,944

Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	202,134	—	—	—	202,134	1,453	203,587
Other comprehensive income (loss)	—	—	—	—	4,379	—	—	4,379	—	4,379
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(76)	(1,737)	(1,737)	—	(1,737)
Issuance of stock through share-based compensation plans	584	1	1,229	—	—	—	—	1,230	—	1,230
Share-based compensation	—	—	14,145	—	—	—	—	14,145	—	14,145
Cash dividends declared ($0.24807 per common share)	—	—	—	(61,330)	—	—	—	(61,330)	—	(61,330)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(495)	(495)
Balance at September 30, 2025	293,636	$294	$2,047,017	$2,475,936	$11,889	(46,444)	$(226,770)	$4,308,366	$34,578	$4,342,944

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2024	292,642	$293	$2,022,512	$2,246,795	$4,214	(46,340)	$(224,157)	$4,049,657	$33,677	$4,083,334
Net income	—	—	—	122,569	—	—	—	122,569	121	122,690
Other comprehensive income (loss)	—	—	—	—	6,034	—	—	6,034	—	6,034
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(22)	(725)	(725)	—	(725)
Issuance of stock through share-based compensation plans	350	—	1,892	—	—	—	—	1,892	—	1,892
Share-based compensation	—	—	3,620	—	—	—	—	3,620	—	3,620
Cash Dividends declared ($0.07875 per common share)	—	—	—	(19,426)	—	—	—	(19,426)	—	(19,426)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at September 30, 2024	292,992	$293	$2,028,024	$2,349,938	$10,248	(46,362)	$(224,882)	$4,163,621	$33,633	$4,197,254

Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	248,363	—	—	—	248,363	1,371	249,734
Other comprehensive income (loss)	—	—	—	—	(6,102)	—	—	(6,102)	—	(6,102)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(83)	(2,547)	(2,547)	—	(2,547)
Issuance of stock through share-based compensation plans	825	1	4,707	—	—	—	—	4,708	—	4,708
Share-based compensation	—	—	15,147	—	—	—	—	15,147	—	15,147
Cash Dividends declared ($0.23625 per common share)	—	—	—	(58,256)	—	—	—	(58,256)	—	(58,256)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(465)	(465)
Balance at September 30, 2024	292,992	$293	$2,028,024	$2,349,938	$10,248	(46,362)	$(224,882)	$4,163,621	$33,633	$4,197,254
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$203,587	$249,734
Depreciation and amortization	476,277	445,470
Other operating activities and non-cash items	(113)	22,558
Changes in assets and liabilities	(228,625)	(166,502)
Net cash provided by operating activities	451,126	551,260
Cash flows from investing activities:
Payments for property, plant and equipment	(472,531)	(458,067)
Proceeds from sale of property, plant and equipment	5,142	5,097
Proceeds from foreign exchange forward contracts	51,947	32,185
Payments for foreign exchange forward contracts	(45,784)	(58,430)
Payments for short-term investments	(588,012)	(441,851)
Proceeds from sale of short-term investments	140,961	44,361
Proceeds from maturities of short-term investments	350,819	367,522
Other investing activities	2,941	7,431
Net cash used in investing activities	(554,517)	(501,752)
Cash flows from financing activities:
Proceeds from short-term debt	—	5,012
Payments of short-term debt	—	(9,731)
Proceeds from long-term debt	1,000,000	58,727
Payments of long-term debt	(360,527)	(147,603)
Payments for debt issuance costs	(13,235)	—
Payments of finance lease obligations	(44,246)	(56,359)
Payments of dividends	(61,299)	(58,196)
Other financing activities	(1,830)	819
Net cash provided by (used in) financing activities	518,863	(207,331)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	6,630	(2,868)
Net increase (decrease) in cash, cash equivalents and restricted cash	422,102	(160,691)
Cash, cash equivalents and restricted cash, beginning of period	1,134,312	1,120,617
Cash, cash equivalents and restricted cash, end of period	$1,556,414	$959,926
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$354,205	$200,141
Right of use assets acquired through operating lease liabilities	10,171	26,500
Right of use assets acquired through finance lease liabilities	28,485	126,045
Grants and incentive receivables for qualified capital expenditures	33,261	—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2024 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2024 Form 10-K. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries.
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
Restricted Cash. Restricted cash, non-current, mainly consists of collateral to fulfill construction requirements.
Leases. Total long-term finance lease liabilities as of September 30, 2025 and December 31, 2024 were $89.3 million and $122.7 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of September 30, 2025 and December 31, 2024 were $332.4 million and $210.1 million, respectively.
Contract Liabilities. Contract liabilities were $83.1 million and $95.6 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the short-term portions of the liabilities were $56.2 million and $59.7 million, respectively. Of the remaining September 30, 2025 contract liability balance, $24.0 million is expected to be recognized in revenue over the next 1-5 years, and $2.9 million thereafter. Revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of the period was $48.7 million and $54.4 million, respectively.
Grant Accounting. From time to time, we may receive grants from governmental agencies. We recognize grants in our financial statements when there is reasonable assurance that we will comply with conditions attached to the grants and the grants will be received. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes a provision to increase the investment tax credit rate under the CHIPS Act from 25% to 35% for qualified property placed in service after 2025. Investment tax credits and grants receivable recorded reduce the carrying amounts of the qualifying property, plant and equipment in our Consolidated Balance Sheets. The following table presents investment tax credits and grants receivable as of September 30, 2025 and December 31, 2024:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands)
Investment tax credits recorded in:
Other current assets	$3,938	$—
Other assets	23,456	1,403
Grants receivable recorded in:
Other assets	7,270	—
In September 2025, we entered into an agreement to exchange approximately 56 acres of land acquired in 2024 for approximately 104 acres of land related to the Arizona Facility. The transaction is structured as a nonmonetary asset exchange with no cash consideration. The 104 acre parcel will be recorded at the carrying value of the land relinquished with no gain or loss recognized. The transaction is expected to close in the fourth quarter of 2025.
Recently Issued Standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of additional income tax information, primarily related to effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. We plan to adopt the new standard in the fourth quarter of 2025 using the prospective method, which will result in enhanced disclosures in our financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the applicable threshold to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Adoption of this ASU should be applied using a prospective transition approach, a modified transition approach based on project status or a retrospective transition approach. We are currently evaluating the impact of this new standard on our financial statements and disclosures.

2.    Business Segments, Product Groups and End Markets
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net sales	$1,986,968	$1,861,589	$4,819,935	$4,688,574
Less:
Materials cost of sales	1,142,159	1,088,010	2,633,927	2,586,272
Labor cost of sales	182,597	162,762	518,647	467,694
Depreciation cost of sales	149,052	136,552	433,355	398,220
Other cost of sales	228,670	201,781	610,036	549,886
Selling, general and administrative	83,211	80,753	211,541	262,379
Research and development	42,352	42,364	130,012	120,103
Interest expense	21,231	15,622	54,850	47,866
Income tax expense	27,715	19,185	59,813	45,693
Other segment items (1)	(16,701)	(8,130)	(35,833)	(39,273)
Segment net income	$126,682	$122,690	$203,587	$249,734
(1) Other segment items include interest income, foreign currency (gain) loss, net and other (income) expense.
The following tables represent other balances included in net income or that are regularly provided to the Chief Operating Decision Maker (CODM):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Interest income	$17,109	$15,862	$46,554	$50,356
Depreciation and amortization expense	163,614	150,596	476,277	445,470
Capital expenditures	246,445	195,524	472,531	458,067

	September 30, 2025	December 31, 2024
	(In thousands)
Total assets	$8,187,482	$6,944,328
The following table presents our net sales by product group:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Advanced products (1)	$1,683,505	$1,567,604	$3,975,800	$3,817,156
Mainstream products (2)	303,463	293,985	844,135	871,418
Total net sales	$1,986,968	$1,861,589	$4,819,935	$4,688,574
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Communications (smartphones, tablets)	51%	52%	44%	49%
Computing (data center, infrastructure, PC/laptop, storage)	19%	16%	21%	18%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	16%	16%	19%	19%
Consumer (AR & gaming, connected home, home electronics, wearables)	14%	16%	16%	14%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$(17,109)	$(15,862)	$(46,554)	$(50,356)
Foreign currency (gain) loss, net	(62)	7,980	10,725	11,446
Loss on debt retirement	455	—	455	—
Other, net	15	(248)	(459)	(363)
Total other (income) expense, net	$(16,701)	$(8,130)	$(35,833)	$(39,273)

4.    Income Taxes
Income tax expense of $59.8 million for the nine months ended September 30, 2025 reflects income taxes, foreign withholding taxes and minimum taxes.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $35.7 million and $36.3 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, $29.6 million of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2013-2024. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2021 and 2023 Philippine income tax returns, 2022-2024 Japan income tax returns and 2020-2021 California income tax returns.
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA includes significant provisions, including modifications to the international tax framework and restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA provisions have been reflected in the consolidated financial statements for the quarter ended September 30, 2025 and did not have a material impact on our consolidated financial statements.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$126,589	$122,569	$202,134	$248,363

Weighted-average number of common shares outstanding - basic	247,158	246,480	247,035	246,239
Effect of dilutive securities:
Share-based awards	1,144	1,442	1,019	1,559
Weighted-average number of common shares outstanding - diluted	248,302	247,922	248,054	247,798
Net income attributable to Amkor per common share:
Basic	$0.51	$0.50	$0.82	$1.01
Diluted	0.51	0.49	0.81	1.00
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Share-based awards	18	—	3	—

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,825	(2,386)	5,433	4,872
Amounts reclassified from accumulated other comprehensive income (loss)	(209)	(284)	—	(493)
Other comprehensive income (loss)	1,616	(2,670)	5,433	4,379
Accumulated other comprehensive income (loss) at September 30, 2025	$1,106	$13,900	$(3,117)	$11,889

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	308	—	(5,991)	(5,683)
Amounts reclassified from accumulated other comprehensive income (loss)	(165)	(254)	—	(419)
Other comprehensive income (loss)	143	(254)	(5,991)	(6,102)
Accumulated other comprehensive income (loss) at September 30, 2024	$355	$15,651	$(5,758)	$10,248
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of September 30, 2025 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2025
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$104,623	$—	$—	$104,623	$—	$104,623
Money market funds	781,489	—	—	781,489	781,489	—
U.S. government bonds	13,946	—	—	13,946	13,946	—
Total cash equivalents (2)	900,058	—	—	900,058	795,435	104,623
Short-term investments
Asset-backed securities	69,830	176	(11)	69,995	—	69,995
Certificate of deposits	17,359	—	—	17,359	17,359	—
Commercial paper	43,429	—	—	43,429	—	43,429
Corporate bonds	335,150	850	(59)	335,941	—	335,941
Foreign government bonds	3,074	—	(1)	3,073	—	3,073
Mortgage-backed securities	913	2	—	915	—	915
Municipal bonds	1,017	5	—	1,022	—	1,022
U.S. government agency bonds	7,138	—	(4)	7,134	—	7,134
U.S. government bonds	131,712	247	(70)	131,889	131,889	—
Total short-term investments	609,622	1,280	(145)	610,757	149,248	461,509
Total	$1,509,680	$1,280	$(145)	$1,510,815	$944,683	$566,132

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
(2)For nine months ended September 30, 2025 and 2024, we sold cash equivalent investments for proceeds of $20.4 million and $18.1 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2025:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,239,037	$1,239,475
After 1 year through 5 years	199,900	200,430
Asset- and mortgage-backed securities	70,743	70,910
Total	$1,509,680	$1,510,815
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2025, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $3.9 million. As of December 31, 2024, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and nine months ended September 30, 2025, we sold receivables totaling $63.2 million and $88.7 million, respectively, net of discounts and fees, which were insignificant for the respective periods. For the three and nine months ended September 30, 2024, we sold receivables totaling $23.3 million and $59.4 million, respectively, net of discounts and fees, which were insignificant for the respective periods.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Land	$248,179	$246,953
Buildings and improvements	2,332,839	2,239,481
Machinery and equipment	7,899,296	7,389,787
Finance lease assets	245,297	274,302
Furniture, fixtures and other equipment	19,120	18,652
Software and computer equipment	226,290	215,031
Construction in progress	226,424	185,351
Total property, plant and equipment	11,197,445	10,569,557
Accumulated depreciation and amortization	(7,364,437)	(6,993,409)
Total property, plant and equipment, net	$3,833,008	$3,576,148

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation expense	$163,493	$150,470	$475,911	$445,074

In September 2025, we amended certain finance lease agreements to accelerate the purchase of the underlying assets in October for $34.7 million, and we separately entered into an agreement to sell these assets along with additional existing machinery and equipment in November 2025 for $103.6 million. We expect to recognize a pre-tax gain on sale of approximately $34 million upon completion of the sale.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Payroll and benefits	$131,782	$121,683
Short-term finance lease liability	74,749	55,613
Deferred revenue and customer advances	56,240	59,656
Income taxes payable	49,093	35,067
Accrued pension and severance plan obligations	8,635	13,091
Accrued interest	2,606	11,487
Other accrued expenses	72,189	59,740
Total accrued expenses	$395,294	$356,337

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.    Debt
Short-term borrowings and long-term debt consist of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027 (1)	$400,000	$525,000
5.875% Senior notes, due October 2033 (2)	500,000	—
Other:
2025 Revolving Credit Facility, applicable bank rate plus 1.75%, due May 2030 (3)	—	—
Term A Loans, applicable bank rate plus 1.75%, 5.74% as of September 30, 2025, due May 2030 (4)	500,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (5)	—	—
Term loan, fixed rate at 2.12%, due December 2028	175,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (6)	—	—
Term loan, fixed rate at 1.20%, due December 2025	3,685	13,868
Term loan, fixed rate at 1.23%, due December 2026	22,143	33,333
Term loan, fixed rate at 1.59%, due December 2027	47,769	59,923
Term loan, fixed rate at 1.80%, due December 2028	76,910	89,059
Term loan, fixed rate at 2.05%, due December 2029	98,276	108,779
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, due June 2025	—	35,000
Term loans, SOFR plus 0.75%, due 2025 (4)	—	55,500
Term loans, SOFR plus 0.95%, due December 2026 (4)	—	44,000
	1,823,783	1,164,462
Less: Unamortized discount and deferred debt costs, net	(11,835)	(5,002)
Less: Short-term borrowings and current portion of long-term debt	(547,447)	(236,029)
Long-term debt	$1,264,501	$923,431
(1)In July 2025, we redeemed $125.0 million (“July Redemption”) of our 6.625% Senior Notes due September 2027 (“2027 Notes”). In September 2025, we issued a redemption notice (“September Redemption” and, together with the July Redemption, the “2027 Notes Redemptions”) for the remaining amounts due under our 2027 Notes, which was completed in October 2025. The 2027 Notes Redemptions were funded with a portion of the net proceeds from the $500.0 million Term A Loans and a portion of the net proceeds from our issuance of the 2033 Notes described below. In accordance with the terms of the indenture governing the 2027 Notes, the redemption price for the 2027 Notes Redemptions was 100% of the principal amount of the 2027 Notes plus accrued and unpaid interest. As a result of the 2027 Notes Redemptions, we expect to record $1.8 million in charges for the early extinguishment of debt related costs, of which $0.5 million was recorded in the third quarter of 2025 with the remaining amount to be recorded in fourth quarter of 2025.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)In September 2025, we issued $500.0 million of 5.875% Senior Notes due October 2033 (“2033 Notes”). The 2033 Notes were issued at par value and are senior unsecured obligations guaranteed by our wholly-owned subsidiary, Guardian Assets, Inc. (“Guardian”). Interest is payable semiannually on April 1 and October 1 of each year, commencing April 1, 2026. We incurred $6.7 million of debt issuance costs associated with the 2033 Notes. The proceeds will be used for the September Redemption and general corporate purposes.
(3)In May 2025, we entered into a $1.0 billion senior secured revolving credit facility (the “2025 Revolving Credit Facility”) guaranteed by Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) and Guardian that replaced an existing revolving credit facility guaranteed by ATSH and Guardian. The maximum borrowing capacity under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of September 30, 2025, $1.0 billion was available for future borrowings under the 2025 Revolving Credit Facility.
(4)In June 2025, we amended the 2025 Revolving Credit Facility and created a new tranche of term loans (the “Term A Loans”), which are secured and guaranteed on a pari passu basis to the revolver loans under the existing agreement. The Term A Loans have an aggregate principal amount of $500.0 million and will mature in May 2030. The payments are subject to 2.5% amortization of the original principal amount per year in 2026 and 2027, and 5% thereafter, payable quarterly, with the remaining balance due at maturity. The proceeds were used for the July Redemption, prepayment of outstanding term loans of Amkor Assembly & Test (Shanghai) Co., Ltd. (“AATS Loans”) and general corporate purposes.
(5)In April 2021, we entered into a ₩80.0 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly at a fixed rate of 3.95%. As of September 30, 2025, ₩80.0 billion, or approximately $57 million, was available to be drawn.
(6)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of September 30, 2025, $3.4 million was available to be drawn.
Certain of our debt is collateralized by the land, buildings, equipment and capital stock of subsidiaries. As of September 30, 2025, the collateralized debt balance was $923.8 million, of which $656.8 million of assets and subsidiary capital stock were pledged as collateral.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATSH and Guardian guarantee certain debt of our subsidiaries. The agreements governing our indebtedness contain affirmative and negative covenants, including, among others, covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
We were in compliance with all debt covenants at September 30, 2025.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Service cost	$3,356	$3,514	$10,045	$10,354
Interest cost	1,475	1,464	4,410	4,335
Expected return on plan assets	(1,316)	(1,410)	(3,934)	(4,197)
Recognized actuarial gain	(120)	(97)	(358)	(290)
Net periodic pension cost	3,395	3,471	10,163	10,202
Curtailment gain	—	—	(434)	—
Total pension expense	$3,395	$3,471	$9,729	$10,202
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Defined contribution expense	$7,384	$6,313	$24,010	$20,792

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2025 and December 31, 2024, our foreign exchange forward contracts consisted of the following:

	September 30, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Japanese yen	$187,923	$2,318	Other current assets	$254,783	$10	Other current assets
Korean won	118,116	(141)	Accrued expenses	80,260	(472)	Accrued expenses
Philippine peso	11,129	(32)	Accrued expenses	8,431	(29)	Accrued expenses
Singapore dollar	1,714	4	Other current assets	8,454	(39)	Accrued expenses
Taiwan dollar	30,879	55	Other current assets	31,150	(70)	Accrued expenses
Total forward contracts not designated as hedging instruments	$349,761	$2,204		$383,078	$(600)

	September 30, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$129,297	$(1,626)	Accrued expenses	$123,042	$(83)	Accrued expenses
Total forward contracts designated as net investment hedging instruments	$129,297	$(1,626)		$123,042	$(83)
For the three and nine months ended September 30, 2025, we incurred a net loss of $3.8 million and $10.3 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items. For the three and nine months ended September 30, 2024, we incurred a net loss of $4.1 million and $10.8 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items.
For the three and nine months ended September 30, 2025, a gain of $1.3 million and $4.0 million, respectively, was recognized in other (income) expense, net of the difference between the forward rate and the spot rate of the net investment hedge. For the three and nine months ended September 30, 2025, a gain of $2.7 million and a loss of $6.1 million, respectively, was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges. For the three and nine months ended September 30, 2024, a gain of $1.7 million and $2.9 million, respectively, was recognized in other (income) expense, net of the difference between the forward rate and the spot rate of the net investment hedge. For the three and nine months ended September 30, 2024, a loss of $11.3 million and $8.1 million, respectively, was recognized in other comprehensive income (loss) for the changes in fair value of the net investment hedges.

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
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$905,520	$891,947	$525,562	$522,615
Revolving credit facilities and term loans (Level 2)	915,132	920,001	625,818	636,845
Total debt	$1,820,652	$1,811,948	$1,151,380	$1,159,460
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
Insolvency payments associated with Nanium acquisition
In June 2025, we received $72.8 million for a receivable subject to bankruptcy proceedings included as part of our Nanium acquisition in May 2017 (“Nanium Insolvency Receipt”). The terms of the purchase agreement require us to

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

remit any insolvency payments received to the selling shareholders, less certain costs, including tax costs, incurred by us. During the second quarter, we remitted $40.4 million to the selling shareholders. Such amounts were recorded on a net basis within selling, general and administrative expenses in our Consolidated Statements of Income and as operating cash flows within our Condensed Consolidated Statements of Cash Flows.
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
Our broad geographic footprint, including our manufacturing presence in multiple countries across Asia, in Portugal and our headquarters in the United States, is a key differentiator and positions us well to support evolving global supply chains, including initiatives to regionalize supply chains. We began delivering advanced packages from the Vietnam Facility in the third quarter of 2024. In addition, we were awarded up to $407 million in direct funding by the U.S. Department of Commerce (“Commerce”) pursuant to the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”) to support the Arizona Facility, conditioned on, among other things, the achievement of certain construction and production milestones. We acquired the land for the Arizona Facility in 2024, which we expect to exchange for another parcel of land in the fourth quarter of 2025. Activities to prepare the site for construction commenced in September 2025. We believe our broad geographic footprint provides customers with multiple options to mitigate risk and diversify their supply chains.
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

We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and debt service requirements, with cash flows from operations, existing cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional financing. Maintaining an appropriate level of liquidity is important to our business and depends on, among other considerations, the performance of our business, our capital expenditure levels, our ability to repay debt out of our operating cash flows or proceeds from debt or equity financings and our investment strategy. As of September 30, 2025, we had cash and cash equivalents and short-term investments of $1,495.7 million and $614.7 million, respectively.
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
Financial Summary
Our net sales increased $125.4 million, or 6.7%, to $1,987.0 million for the three months ended September 30, 2025 compared to $1,861.6 million for the three months ended September 30, 2024, primarily due to growth in our computing and communications end markets.
Gross margin for the three months ended September 30, 2025 decreased to 14.3% compared to 14.6% for the three months ended September 30, 2024. The decrease in gross margin was primarily due to increased overhead and employee compensation costs, partially offset by a decrease in the proportion of products sold with higher material content and higher factory utilization driven by the increase in net sales.
Operating income margin remained consistent at 8.0% for the three months ended September 30, 2025 and the three months ended September 30, 2024.
Our capital expenditures totaled $472.5 million for the nine months ended September 30, 2025 compared to $458.1 million for the nine months ended September 30, 2024. Our spending was primarily focused on investments in advanced packaging and test equipment.
Net cash provided by operating activities was $451.1 million for the nine months ended September 30, 2025 compared to $551.3 million for the nine months ended September 30, 2024. This decrease was primarily due to changes in working capital and lower operating profits.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Materials	57.5%	58.4%	54.6%	55.2%
Labor	9.2%	8.7%	10.8%	10.0%
Depreciation	7.5%	7.4%	9.0%	8.5%
Other manufacturing costs	11.5%	10.9%	12.7%	11.7%
Gross margin	14.3%	14.6%	12.9%	14.6%
Selling, general and administrative	4.2%	4.3%	4.4%	5.6%
Research and development	2.1%	2.3%	2.7%	2.6%
Operating income	8.0%	8.0%	5.9%	6.5%
Net income attributable to Amkor	6.4%	6.6%	4.2%	5.3%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Net sales	$1,986,968	$1,861,589	$125,379	6.7%	$4,819,935	$4,688,574	$131,361	2.8%
The increase in net sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to growth in our computing and communications end markets. The computing and communications end markets grew 23% and 5%, respectively, for the three months ended September 30, 2025 compared to 2024, primarily driven by strong demand across all computing applications and in premium tier smartphones.
The increase in net sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to growth in our computing and consumer end markets, partially offset by a decrease in the communications end market. The computing and consumer end markets grew 20% and 18%, respectively, for the nine months ended September 30, 2025 compared to 2024, primarily driven by strong demand across all computing applications as well as IoT wearables. The communications end market decreased 8% for the nine months ended September 30, 2025 compared to 2024, primarily driven by lower supported content in premium tier smartphones.
Gross Profit and Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In thousands, except percentages)
Gross profit	$284,490	$272,484	$12,006	$623,970	$686,502	$(62,532)
Gross margin	14.3%	14.6%	(0.3)%	12.9%	14.6%	(1.7)%
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
Gross margin decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to increased overhead and employee compensation costs, partially offset by a decrease in the proportion of products sold with higher material content and higher factory utilization driven by the increase in net sales. Gross profit and gross margin for the nine months ended September 30, 2025 was also impacted by the ramp up of the Vietnam Facility, which is in the early stages of high-volume manufacturing.
Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Selling, general and administrative	$83,211	$80,753	$2,458	3.0%	$211,541	$262,379	$(50,838)	(19.4)%
Selling, general and administrative expenses decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to net cash received in the Nanium Insolvency Receipt and the incremental costs incurred in 2024 during start-up at the Vietnam Facility. The amount recognized from the Nanium Insolvency Receipt for the nine months ended September 30, 2025, net of amounts remitted to the selling shareholders, was $32.4 million. The incremental costs incurred during start-up at the Vietnam Facility were approximately $28 million for the nine months ended September 30, 2024. For additional information regarding the Nanium Insolvency Receipt, please refer to Note 15 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Research and development	$42,352	$42,364	$(12)	—%	$130,012	$120,103	$9,909	8.3%
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
Research and development expenses increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to development projects in new advanced and mainstream packaging technologies.
Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
	(In thousands, except percentages)
Interest expense	$21,231	$15,622	$5,609	35.9%	$54,850	$47,866	$6,984	14.6%
Interest income	(17,109)	(15,862)	(1,247)	7.9%	(46,554)	(50,356)	3,802	(7.6)%
Foreign currency (gain) loss, net	(62)	7,980	(8,042)	>(100)%	10,725	11,446	(721)	(6.3)%
Loss on debt retirement	455	—	455	100%	455	—	455	100%
Other, net	15	(248)	263	>(100)%	(459)	(363)	(96)	26.4%
Total other expense, net	$4,530	$7,492	$(2,962)	(39.5)%	$19,017	$8,593	$10,424	>100%

Interest expense increased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to an increase in our average outstanding debt related to the issuances of the 2033 Notes and the Term A Loans, which were used in part to redeem all amounts outstanding under our 2027 Notes and AATS Loans.
Interest income decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower interest rates partially offset by increases in our cash and cash equivalent and available-for-sale debt investment balances.
The changes in foreign currency (gain) loss, net for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were primarily due to the weakening of the U.S. dollar compared to the foreign currencies of our subsidiaries and the associated impact on our unhedged net monetary exposures in 2024.
Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)
Income tax expense	$27,715	$19,185	$8,530	$59,813	$45,693	$14,120
Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in income before income taxes. Income tax expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to discrete tax expense associated with the Nanium Insolvency Receipt. For additional information regarding the Nanium Insolvency Receipt, please refer to Note 15 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

During the nine months ended September 30, 2025 and 2024, our subsidiaries in Korea, Singapore and Vietnam operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of September 30, 2025, we had cash and cash equivalents and short-term investments of $2,110.4 million. Included in our cash and short-term investments balances as of September 30, 2025 is $1,109.3 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the nine months ended September 30, 2025 and 2024, we sold receivables totaling $88.7 million and $59.4 million, respectively, net of discounts and fees which were insignificant for the respective periods.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
In December 2024, we signed a Direct Funding Agreement with Commerce for the award of up to $407 million in government incentives pursuant to the CHIPS Act, and no funds have been received to date. The award requires us to achieve construction and production milestones over the next several years. In addition, we are eligible to receive an investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. On July 4, 2025, the OBBBA was enacted in the United States, which includes a provision to increase the investment tax credit rate from 25% to 35% for qualified property placed in service after 2025. For additional information, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
On May 9, 2025, we entered into the 2025 Revolving Credit Facility, which replaced our existing revolving credit facility. The maximum amount available to draw under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. On June 27, 2025, we amended the 2025 Revolving Credit Facility agreement and created the $500.0 million Term A Loans, which are secured and guaranteed on a pari passu basis to the existing agreement. In July 2025, a portion of the proceeds were used to redeem $125.0 million of the 2027 Notes and repay the remaining $98.0 million of the AATS Loans. The 2025 Revolving Credit Facility and Term A Loans will mature on May 9, 2030. As of September 30, 2025, we had availability of $1,000.0 million under the 2025 Revolving Credit Facility. As of September 30, 2025, our foreign subsidiaries also had $60.4 million available to be borrowed under term loan credit facilities.
In September 2025, we issued $500.0 million of the 2033 Notes. Additionally, in October 2025, we redeemed the outstanding $400.0 million aggregate principal amount of our 2027 Notes. The redemption was funded from our issuance of the 2033 Notes.
As of September 30, 2025, we had debt of $1,811.9 million, with $547.4 million payable within 12 months. As of September 30, 2025, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2025 for variable rate debt, were $378.0 million during the remaining term of the debt. Interest payment obligations payable within 12 months were $53.3 million. We were in compliance with all debt covenants as of September 30, 2025, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Certain of our debt agreements contain affirmative and negative covenants including, among others, covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of September 30, 2025, our total remaining operating lease obligations and finance lease obligations were $91.2 million and $183.6 million, respectively, with $28.1 million and $81.7 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of September 30, 2025, the purchase obligations were $704.8 million, with $642.4 million payable within 12 months.
We enter into customer advance payment agreements from time to time, some of which require standby letters of credit. As of September 30, 2025, we expect to receive approximately $600 million of advance payments over a two-year period, of which $400 million will require standby letters of credit upon receipt.
Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the nine months ended September 30, 2025, we paid total quarterly cash dividends of $61.3 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers, which are primarily focused on investments in advanced packaging and test equipment. During the nine months ended September 30, 2025, our capital expenditures totaled $472.5 million.
We expect that our 2025 capital expenditures will be approximately $950 million, approximately $200 million of which we expect to spend on the construction of the Arizona Facility. Ultimately, the amount of our 2025 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, including the progress of construction of the Arizona Facility, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 7 and Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information on our investments and borrowings, respectively.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024, was as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(In thousands)
Operating activities	$451,126	$551,260
Investing activities	(554,517)	(501,752)
Financing activities	518,863	(207,331)
Operating activities:  Our cash flow provided by operating activities for the nine months ended September 30, 2025 decreased by $100.1 million compared to the nine months ended September 30, 2024, primarily due to changes in working capital and lower operating profits.
Investing activities:  Our cash flow used in investing activities for the nine months ended September 30, 2025 increased by $52.8 million compared to the nine months ended September 30, 2024, primarily due to higher net payments for short-term investments and higher payments for property, plant and equipment, partially offset by net proceeds from foreign exchange forward contracts in the current year. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:  The changes in financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were primarily due to net debt borrowings in the current year compared to net debt repayments in the prior year.
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

	For the Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$451,126	$551,260
Payments for property, plant and equipment	(472,531)	(458,067)
Proceeds from sale of and grants for property, plant and equipment	8,248	12,639
Free cash flow	$(13,157)	$105,832
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2025 would have been approximately $18 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2025, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the nine months ended September 30, 2025, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2025 would have been approximately $121 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $5.4 million for the nine months ended September 30, 2025 and a loss of $6.0 million for the three months ended September 30, 2024, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2025:

	2025 - Remaining*	2026	2027	2028	2029	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$450,118	$135,734	$118,019	$96,788	$23,124	$500,000	$1,323,783	$1,320,013
Average interest rate	6.1%	1.9%	1.9%	2.0%	2.1%	5.9%	4.8%
Variable rate debt	$—	$12,500	$12,500	$25,000	$25,000	$425,000	$500,000	$500,639
Average interest rate	—%	5.7%	5.7%	5.7%	5.7%	5.7%	5.7%
Total debt maturities	$450,118	$148,234	$130,519	$121,788	$48,124	$925,000	$1,823,783	$1,820,652
*This column reflects the early redemption of the 2027 Notes.
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2025, our total debt balance was $1,811.9 million, of which $547.4 million was classified as a current liability and $923.8 million was collateralized indebtedness at our subsidiaries. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
As of September 30, 2025, Susan Y. Kim, the Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 132.1 million shares, or approximately 53%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 132.7 million shares, or approximately 54% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of September 30, 2025, the Kim family owns 39.6 million Convert

Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries we operate in have enacted laws based on the Pillar Two Model Rules effective in 2024. While the Pillar Two Model Rules did not have a material impact on our 2024 results, additional countries where we operate, including Singapore, have adopted Pillar Two Model Rules effective in 2025. Enactment of this legislation is expected to adversely affect our effective tax rate, tax payments and conditional reduced tax rates. On July 4, 2025, the OBBBA was enacted in the United States, which includes significant provisions such as modifications to the international tax framework and the investment tax credit rate under the CHIPS Act, and restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, extreme heat, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services, including electricity and water; political events or instability; acts of war or armed conflict (such as ongoing conflicts in Ukraine and Israel); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint allows us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or only a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	6	$21.00	—	$—
August 1 - August 31	1,847	23.11	—	—
September 1 - September 30	7,480	28.39	—	—
Total	9,333	$27.33	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On August 1, 2025, Mark N. Rogers, Amkor’s Executive Vice President, General Counsel and Corporate Secretary, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Rogers’ Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) August 31, 2026; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Rogers gives notice to terminate his Rule 10b5-1 trading arrangement. 80,000 shares of our common stock are to be sold under Mr. Rogers’ Rule 10b5-1 trading arrangement.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
4.1	Indenture, dated September 22, 2025, by and between Amkor Technology, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	9/22/25	4.1	9/22/25
4.2	Form of Note for Amkor Technology, Inc.’s 5.875% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 hereof).	8-K	9/22/25	4.2	9/22/25
31.1	Certification of Guillaume Marie Jean Rutten, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: October 28, 2025