Form 10-K
period 2025-12-31
AMKOR TECHNOLOGY, INC.
filed 2026-02-20
CIK 1047127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on that date, was approximately $2,391 million.
The number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2026, was as follows: 247,309,063 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

Forward-Looking Statements
All references to “Amkor,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K (this “Form 10-K”) are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” Amounts preceded by ¥ are in Japanese yen and ₩ are in Korean won. Amkor®, Amkor Technology®, MicroLeadFrame®, SWIFT® and S-ConnectTM, among others, are trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this Form 10-K may occur without the respective superscript symbol (® and TM) in order to facilitate the readability of this Form 10-K and are not a waiver of any rights that may be associated with the relevant trademarks.

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2026, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages and our technology leadership and potential growth in our end markets, (18) projects to install or integrate new information technology systems or upgrade our existing systems, (19) our expected revenue recognition, (20) the anticipated benefits from our manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (21) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (22) the receipt of government awards and incentives and the conditions and obligations thereto, (23) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (24) the impact of interest rate changes on our investment portfolio and (25) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A and other sections of this Form 10-K and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K except as may be required by applicable law.

PART I

Item 1.Business
OVERVIEW
Amkor is the world’s largest U.S. headquartered outsourced semiconductor assembly and test service provider (“OSAT”) and is a global leader in outsourced semiconductor packaging and test services. With a strong track record of innovation, a broad and diverse geographic footprint and solid partnerships with lead customers, Amkor delivers high-quality solutions that enable the world’s leading semiconductor and electronics companies to bring advanced technologies to market. The company’s comprehensive portfolio includes advanced packaging, wafer-level processing and system-in-package solutions targeting applications for smartphones, data centers, artificial intelligence, automobiles and wearables. Amkor has built a leading position by:
•Designing and developing innovative packaging and test technologies focused on advanced packaging solutions in key markets, including artificial intelligence;
•Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution;
•Providing a geographically diverse operating base with manufacturing facilities in multiple countries, including in the United States, where the Arizona Facility is under construction;
•Cultivating long-standing relationships with our customers and industry partners;
•Focusing on strategic end markets that offer solid growth potential; and
•Developing a competitive cost structure through disciplined capital investment.
Our packaging and test services are designed to meet application and chip-specific requirements, including: the required type of interconnect technology; size; thickness; and electrical, mechanical and thermal performance. We provide turnkey packaging and test services including wafer bump, wafer probe, wafer back-grind, package design, packaging, burn-in, system level and final test and drop shipment services. Our customers use us for one or more of these services.
We provide our services to integrated device manufacturers (“IDMs”), “fabless” semiconductor companies, original equipment manufacturers (“OEMs”) and contract foundries. IDMs generally design, manufacture, package and test semiconductors in their own facilities. However, the availability of technologically advanced outsourced manufacturing services has encouraged IDMs to outsource a portion of their manufacturing. By offering a broad package portfolio, Amkor allows IDMs to outsource packaging and test services and focus their investments on core competencies such as silicon fabrication. Fabless semiconductor companies do not have factories. They focus exclusively on semiconductor design and outsource virtually every step of the manufacturing process, utilizing contract foundries to manufacture their semiconductors in wafer form and companies such as Amkor for their packaging and test needs. Some companies will engage a contract foundry to manage the complete semiconductor manufacturing process, and, in turn, the contract foundry will outsource some of its packaging and test needs.
INDUSTRY BACKGROUND
Semiconductor devices are essential building blocks in most electronic products. As electronic and semiconductor devices have evolved, several important trends have emerged that have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services. These trends include:
•Accelerating adoption of artificial intelligence applications by both enterprises and consumers, which has increased demand for computing power at data centers and in edge computing devices such as smartphones, autonomous vehicles and consumer and industrial devices.
•Growing demand for smart mobile and connected devices, including the worldwide adoption of smartphones, tablets and other Internet-of-Things (“IoT”) devices that can access the internet and provide multimedia capabilities.

•The proliferation of semiconductor devices into well-established end products such as automotive systems for advanced driver assistance systems (“ADAS”), electrification and infotainment.
•The increased demand for new broadband wired and wireless networking equipment.
•The adoption of heterogeneous integration (diverse dies positioned close to each other within the same package) for scaling performance beyond Moore’s Law to achieve improved power efficiency, design flexibility and scalability in data center computing, artificial intelligence and similar end uses.
•The growth of advanced system-in-package (“SiP”) modules (combining multiple semiconductor and other electronic components in a single package) to meet the demand for miniaturization and higher functionality at competitive cost.
•An increase in the semiconductor content within electronic products to provide greater functionality and higher levels of performance.
•The continued build out of 5G infrastructure and 5G enabled devices.
•Digitalization, driving expansion of data generation and storage.
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
The increasing demands for miniaturization, greater functionality, lower power consumption and improved thermal and electrical performance are driving the continuous development of semiconductor packaging and test technologies that are increasingly complex, capital intensive and customized. This trend has led many semiconductor companies and OEMs to view packaging and test as enabling technologies that can benefit from the technological innovation expertise found in the leading outsourced assembly and test companies. At the same time, these companies are often looking to reduce their internal manufacturing and research and development costs for packaging and test solutions. As a result, many of these companies are increasingly relying on packaging and test service providers as key sources for new package designs and advanced interconnect technologies.
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
STRATEGY AND COMPETITIVE STRENGTHS
Amkor’s primary financial objective is profitable sales growth. Our strategy is built on providing industry-leading packaging and test technologies, expanding our global manufacturing footprint, including new investments in the U.S, and deepening strategic partnerships with leading semiconductor companies. These strategic pillars enable us to deliver innovative, reliable and cost-effective solutions, strengthen customer relationships and diversify our revenue streams, which position Amkor for sustainable, profitable growth and create long-term value for our shareholders.
We believe that the following three pillars position us well to capture growth across high-value markets:
Elevate Technology Leadership
Amkor is a global leader in advanced semiconductor packaging and test technologies, enabling next-generation devices across key markets such as high-performance computing (“HPC”) and artificial intelligence (“AI”), automotive, IoT and mobile communications. Our technology leadership encompasses areas such as high density fan-out (“HDFO”), including SWIFT and S-Connect packaging technologies, 2.5D integration, advanced flip chip, fine pitch bumping, wafer-level processing and advanced system-in-package (“SiP”) solutions, which support the industry’s drive toward smaller form factors, higher integration, improved performance and lower power consumption.
We collaborate closely with leading semiconductor companies and OEMs to co-develop innovative solutions, including wafer-level fan-out (“WLFO”), Silicon Photonics (“SiPh”), Co-Packaged Optics (“CPO”) and high-power modules incorporating gallium nitride (“GaN”) and silicon carbide (“SiC”) devices. Our advanced packages may incorporate Through Silicon Via (TSV) interconnects and silicon interposers, enabling the integration of high-bandwidth memory and graphics processors into a single package.

Amkor’s broad offering of semiconductor package design, packaging and test services addresses the diverse needs of our customers. We provide turnkey solutions that include package design, wafer bump, wafer probe, wafer back-grind, packaging, burn-in, system level and final test and drop shipment services. Our extensive line of packaging and test services covers analog, digital, logic, mixed signal, memory, sensors and radio frequency devices. This breadth of services allows customers to streamline their supply chains, limit the number of suppliers and focus their resources on semiconductor design and wafer fabrication.

Our commitment to technology leadership is reinforced by ongoing investment in research and development, environmental responsibility and sustainable manufacturing practices. We continually advance our processes and package designs to meet evolving customer needs, minimize the use of harmful materials and optimize energy and water usage.

Expand our Geographic Footprint
Amkor’s broad and strategically located manufacturing footprint is a key differentiator, enabling us to deliver flexible, resilient and cost-effective solutions to customers worldwide. With facilities located in key manufacturing regions in Asia and Europe, we provide customers with multiple options to mitigate risk, diversify supply chains and support regionalization initiatives.
As a U.S. headquartered OSAT, we are expanding our manufacturing footprint with the construction of a new facility in Arizona. Construction began in the second half of 2025, and we believe that this investment will strengthen our ability to serve customers seeking to regionalize their supply chains and will enhance our participation in U.S. semiconductor initiatives. In addition, we continue to scale production in our Vietnam facility, which opened in 2024, further increasing our capacity and operational flexibility in Asia. Our scale and geographic diversity allow us to qualify production at multiple sites, optimize asset utilization and absorb large orders that require quick turnaround. By leveraging our purchasing power and operational expertise, we look to secure favorable pricing and supply agreements for materials and equipment, further enhancing our competitive position.

Our global presence not only strengthens customer relationships and diversifies our revenue streams but also enables us to meet customer-specific requirements and support localized supply chains.

Enhance Strategic Partnerships in Key Markets
Amkor has built long-standing relationships with most of the world’s leading semiconductor companies over the last five decades. Our operational excellence, high quality, reliability and predictability have been key to attracting and retaining customers. Our collaborative approach enables us to work closely with customers and suppliers to co-develop proprietary process technologies, accelerate time-to-market, improve quality and lower costs. We work closely with lead customers in the following key markets to deliver advanced packaging solutions tailored to evolving industry needs.
•HPC and AI: Artificial intelligence and increasing demand for improved networking speed and storage within data centers, cloud computing, PCs and laptops are driving demand for more semiconductors and advanced packaging in the computing end market.
•Automotive: Increasing semiconductor content in automobiles is driving demand for advanced packaging to enable safety features such as ADAS, in-car computing, radar and digital cockpit features such as infotainment displays and telematics. Increasing battery voltage, higher voltage power converters, onboard chargers, automotive inverter components and microcontrollers also require innovative power packaging solutions.
•IoT: Hearables, watches and augmented and virtual reality devices integrate multiple functions, such as processors, sensors and connectivity devices, into small form factors, which requires innovation in advanced packaging.
•Mobile communications: We have a strong position across multiple device functionalities within premium and high-tier smartphones. We are collaborating with industry leaders as smartphones transition to include artificial intelligence and drive semiconductor growth through the adoption of new wireless standards, the integration of a broadening range of applications, enhanced features and higher performance requirements to support increased data processing. The trend to greater functionality drives miniaturization and innovation enabled by advanced packaging.
PACKAGING AND TEST SERVICES
In general, the semiconductor manufacturing process consists of IC design, wafer fabrication, wafer probe, packaging and final test. The packaging and test services we provide occur subsequent to wafer fabrication, and the wafers that we receive from our customers are generally consigned to us.

Advanced Products and Mainstream Products
We offer a broad range of advanced and mainstream packaging and test services to our customers. We refer to our flip chip, memory, wafer-level processing and related test services as “Advanced Products” and to our wirebond packaging, power device packaging and related test services as “Mainstream Products.” The following table sets forth, for the periods indicated, net sales for Advanced Products and Mainstream Products and the percentage of total net sales for each service offering.

	For the Year Ended December 31,
	2025		2024		2023
	(In millions, except percentage of net sales)
Advanced Products	$5,556	82.8%	$5,175	81.9%	$5,033	77.4%
Mainstream Products	1,152	17.2%	1,143	18.1%	1,470	22.6%
Total net sales	$6,708	100.0%	$6,318	100.0%	$6,503	100.0%
Advanced Products
Our Advanced Products include the following packaging types: flip-chip chip-scale packages (“FC CSP”), flip chip ball grid array (“FCBGA”), memory and wafer-level packages. These package families use flip chip interconnect technology so that the die can be connected to a substrate package carrier or, in the case of wafer-level chip scale packages, directly to a printed circuit board.
FC CSP Package Products: FC CSP packages are small form factor packages where the substrate size is not much larger than the die itself.
•FC CSP can be a single die or multi die format. The size advantage provided by CSP technologies has made FC CSP an attractive choice for a wide variety of applications that require very small form factors, such as smartphones, tablets and other mobile consumer electronic devices.
•Flip chip stacked chip scale packages (“FC SCSP”) stack a second die on top of the original flip-chip die. The top die is typically a memory device, and wirebond interconnects are used to attach the top die to the substrate. FC SCSP is frequently used to stack memory on top of digital baseband and applications processors for use in mobile devices.
•Package on Package (“PoP”) technology innovations drive thinner package solutions through the development of ultra-thin substrates and enhanced pre-stacking and thin die handling capabilities.
•Fine pitch copper pillar flip chip interconnect technology creates interconnects at finer pitches using a plating process to reduce the number of substrate layers to facilitate very thin packages. This innovative technology also enables package stacking with TSVs.
FCBGA Products: FCBGA packages are large form factor substrate-based packages which are used where processing power and speed are a higher priority than a small form factor. Our FCBGA packages are assembled using state-of-the-art substrates. Utilizing multiple high density routing layers, laser drilled vias and ultra-fine line and space metallization, FCBGA substrates have the highest routing density available. The variety of FCBGA package options, from large single die to multi-chip packages with memory, allows package selection to be tailored to the specific thermal requirements of the end product. We offer FCBGA packaging in a variety of product formats to fit a wide range of applications, including networking, storage, computing, automotive and consumer. Some FCBGA products incorporate 2.5D technology, which utilizes high density silicon interposers to enable the integration of high-performance chips, such as high bandwidth memory and graphics processors, into a single package.
Memory Products: Memory packages consist of either standalone packaging and testing or a combination of NAND Flash, DRAM or a memory controller IC using a variety of packaging technologies, including FC, SCSP, SiP and other advanced packaging technologies. These products are used as system memory or platform data storage in all of our end markets.

Wafer-level Package Products: We offer various types of wafer-level packages: wafer-level CSP; WLFO; SiPh and CPO; and HDFO. Wafer-level CSP and WLFO are complementary technologies and customers can choose between these package types as their die sizes shrink or grow.
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
•HDFO can either replace the laminate substrate with a thinner structure or reduce the complexity of the substrate by housing the dense interconnects and bridges in the redistribution layer structure, allowing for a less expensive substrate that provides a high level of performance with a balanced cost structure. HDFO solutions enable high performance in a compact form factor that combines tiled processors, memory, I/O (input/output) die and other peripheral ICs.
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
•Traditional leadframe packages support a wide variety of device types and applications. Two of our most popular traditional leadframe package types are small outline IC and quad flat package, commonly known as “dual” and “quad” products, respectively, based upon the number of sides from which the leads extend. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.
•Through a process of continuous engineering and customization, we have designed several leadframe package types that are thinner and smaller than traditional leadframe packages and can accommodate more leads on the perimeter of the package. These leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We are developing increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. One of our more successful leadframe package offerings is the MicroLeadFrame family of quad flat no lead packages. These packages offer cost effective, miniaturized solutions for multiple analog power and signal chain applications.

•Power discrete devices use a leadframe as the package carrier and primarily use wirebond interconnect technology. However, power applications that require improved thermal and electrical performance will use packaging with copper clip interconnect technology that creates multi die power modules with wafers from silicon carbide and other wide band gap materials.
Substrate-based Wirebond Packages: Substrate-based wirebond packages use wirebond technology to connect a die to a substrate. Some of our packages in this category include stacked CSP, wirebond ball grid array packages and plastic ball grid array (“PBGA”) packages.
•Stacked CSP technology enables the stacking of a wide range of different semiconductor devices to deliver high levels of silicon integration and area efficiency. Stacked CSP utilizes high density thin core substrates and advanced materials, along with leading-edge wafer thinning, die attach and molding capabilities, to stack multiple die on a substrate. Stacked CSP is ideal for memory and mixed signal applications.
•Wirebond ball grid array packages offer a broad selection of ball array pitches, ball counts and body sizes, single and multi-die layouts, stacked die and passive component integration together with thermal management solutions. They are applicable for a wide range of semiconductors requiring a smaller package size than conventional PBGAs or leadframe packages.
•PBGA packages are used in applications requiring higher pin count than leadframe packages but typically have lower pin counts than flip chip. PBGA packages are designed for low inductance, improved thermal operation and enhanced surface-mount technology ability. Custom performance enhancements, like ground and power planes, are also available.
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
In 2025, 2024 and 2023, we had net sales of approximately $3,080 million, $3,085 million and $2,955 million, respectively, from our advanced SiP modules, which are mostly included in Advanced Products, depending upon the interconnect technology used in the module.
Test Services
Our Test Services complement our wafer and packaging services across our Advanced and Mainstream Products. Our test services offer customers the cycle time and cost advantages of co-located turn-key services and are differentiated by our geographically diverse locations, high quality execution and delivery and our expertise, particularly for wafer level test. Our test services are used as both an interim step or as the final testing step to ensure screening and rejection of defects, performance grading and overall outgoing quality and reliability. Interim testing eliminates the manufacturing costs of assembling the defective chips. Below is a description of our test services:

•Wafer Level Test: Wafer level test is a manufacturing step performed while a wafer is still in its full form and before being singulated for further package processing.
•Package Level Test: Package level test is performed on a product or products that have been assembled in a package.
•Burn-In Test: Burn-in test is a process in which components of a system are exercised, monitored and measured in extreme operational conditions such as high temperature, voltage and frequency over time. The purpose of the environmental and operational stress conditions of burn-in testing is to accelerate and screen early life failures and estimate and monitor long-term degradation and ultimate lifetime.
•System Level Test: System level test identifies defective products that may not otherwise be screened by traditional wafer level, package level or burn-in testing. As advanced packaging proliferates and the integration of more individual components into a package grows, system level testing becomes more important.
•Test Development Services: Prior to mass production, an integrated manufacturing ready test solution must be developed and deployed. Amkor’s test development services offer both co-development and full development of complete test software and hardware solutions to our customers. These services also enable early engagement with our customers in the product design phases for maximum compatibility with manufacturing. Our test development teams are experienced in a full suite of test engineering disciplines for Memory, Power, RF, Mixed Signal, Analog and digital test solution development.
End Markets
The following table lists the end markets that use our products and sets forth, for the periods indicated, the percentage of net sales in each end market:

	2025	2024	2023
End Market Distribution Data (an approximation including representative devices and applications based on a sampling of our largest customers):
Communications (smartphones, tablets)	46%	48%	50%
Computing (data center, infrastructure, PC/laptop, storage)	20%	19%	16%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	19%	18%	21%
Consumer (AR & gaming, connected home, home electronics, wearables)	15%	15%	13%
Total net sales	100%	100%	100%
RESEARCH AND DEVELOPMENT
We believe that technology development is one of the keys to success in the semiconductor packaging and test industry. Our research and development efforts focus on developing new packaging technologies and test solutions to meet evolving customer needs for higher performance, greater integration, smaller form factors and lower costs. Key areas of focus include:
•Heterogeneous integration: Developing multi-chip module solutions, including 2.5D and HDFO with and without bridges to provide high-bandwidth die-to-die interconnects, that enable package level integration of different types and levels of silicon technologies for high performance computing, networking and data center applications. This is accomplished by combining processors, chiplets or integrated passive devices into one packaged module. Through die partitioning and heterogeneous integration, these modules provide higher functionality at lower total product cost.
•Wafer-level and panel-level packaging: Innovating 2D and 3D wafer-level chip-scale packages and WLFO packages are increasingly the preferred package type for many applications in IoT and mobile devices, including processors, power management integrated circuits (“PMICs”), display drivers and antenna package products. We believe that our development of Panel Level Fan Out (“PLFO”) technology will permit greater economies of scale for fan-out package devices manufactured on a panel versus wafer basis.

•Copper hybrid bonding: Developing an emerging 3D integration technique that directly joins copper interconnects between stacked chips or wafers, enabling extremely dense, ultra fine pitch interconnects to provide performance and power advantages over traditional microbump interconnects.
•Highly integrated SiP modules: Creating compact, cost efficient modules such as DSMBGA and DSMLGA packages to minimize form factor and reduce material and processing costs for wearables and mobile devices.
•Advanced automotive packaging: Developing new package technologies as higher performance computing, energy efficiency, power distribution and sensor content are used to support new automotive features including ADAS, infotainment, optical sensors and electric vehicles. In addition, we are developing high power modules involving SiC-based devices.
•Co-Packaged Optics: Advancing CPO technologies to participate in the scaling of the datacenter and artificial intelligence industries. We believe that our CPO packaging technology developments will permit ever increasing interface bandwidth improvements between processors, artificial intelligence accelerators, memory and other support components, all coupled together through our CPO solutions.
Our research and development teams are located across our facilities with the primary Center of Excellence based in Korea. In 2025, 2024 and 2023, we incurred $166.7 million, $163.0 million and $177.5 million, respectively, of research and development expense.
SALES AND MARKETING
Our sales offices are located throughout Asia, Europe and the United States. Our support personnel manage and promote our packaging and test services and provide key customer and technical support. To provide comprehensive sales and customer service, we typically assign our customers a direct support team consisting of a sales manager, assembly and test technical program managers and both field and factory customer support representatives. We also support our largest multinational customers from multiple geographic office locations to ensure that we are aligned with their global operational and business requirements.
Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers.
SEASONALITY
Our sales have generally been higher in the second half of the year than in the first half due to consumer buying patterns in the United States, Europe and Asia and the timing of flagship mobile device launches. In addition, semiconductor companies generally reduce their production during the holidays at the end of December, which generally results in a decrease in packaging and test services during the first quarter. General economic conditions, changes in our product mix or overall demand in any of our end markets can impact our seasonality.
CUSTOMERS
Our customers include most of the world’s largest semiconductor companies. Our ten largest customers accounted for 72% of our net sales in 2025. Direct sales to Apple and Qualcomm accounted for 29.8% and 11.1% of our net sales, respectively, for the year ended December 31, 2025.
MATERIALS AND EQUIPMENT
Materials
Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are laminate substrates, ICs, capacitors, leadframes and bonding wires. The silicon wafer is generally consigned from our customer. We generally do not take ownership of the customer consigned wafer, and title and risk of loss remains with the customer for these materials. Test materials constitute a very small portion of our total test cost. Generally, we purchase materials based on Amkor’s commitments to customer forecasts, and our customers are generally responsible for any unused materials we purchase based on such commitments.

We obtain the materials required for packaging services from various suppliers and source most of our materials, including critical materials such as leadframes, laminate substrates and bonding wires, from a limited group of suppliers. We work closely with our primary material suppliers to ensure consistent quality, availability and timely delivery. We also negotiate worldwide pricing agreements with our major suppliers to take advantage of the scale of our operations.
Equipment
Our ability to meet the changing demand from our customers for manufacturing capacity depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.
The primary types of equipment used in providing our packaging services are wire bonders, die bonders, chip shooters and die attach. In addition, we maintain a variety of other packaging equipment, including mold, singulation, ball attach and wafer backgrind, along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our packages.
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

COMPETITION
The outsourced semiconductor packaging and test market is highly competitive, and geopolitical trade tensions have increased competition from Chinese firms supporting a China-for-China supply chain. We face competition from established packaging and test service providers primarily located in Asia, including ASE Technology, JCET Group and Powertech Technology.
Additionally, we compete with contract foundries and electronic manufacturing service providers or contract electronics manufacturers, which offer certain types of advanced packaging. Our IDM customers also evaluate our services and scale against their own in-house capabilities.
The key competitive factors in the outsourced semiconductor packaging and test services market are:
•Advanced packaging technology
•Geographic location of services
•Manufacturing scale and expertise
•Customer co-development and innovation
•Investment in new technology and capacity
•Quality and reliability
•Price
•Cycle time
We believe we are competitive in these areas.
INTELLECTUAL PROPERTY
We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the United States and other countries, and their durations vary depending on the jurisdiction in which each patent is filed. Although our patents are an important element of our intellectual property strategy, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot provide assurances that we will receive patents from pending or future applications. In addition, any patents we obtain could be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. Nonetheless, we believe that our patents afford an important means of protection for our technologies. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks and may promote our particular brands through advertising and other marketing techniques.
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
As of December 31, 2025, Amkor employed 30,800 employees, of whom approximately 95%, 4% and 1% resided in the Asia-Pacific region, Europe and the United States, respectively. Our global workforce spans 12 countries, reflecting various cultures, backgrounds, ages, genders and ethnicities. Our employees in France, Germany, the Philippines, Singapore and the United States are not represented by any union. Certain employees at our factories in China, Japan, Korea, Malaysia, Portugal, Taiwan and Vietnam are members of a union, and we operate subject to collective bargaining agreements that we have entered into with these unions. We believe that our relations with our employees are good, and we have not experienced a work stoppage in any of our factories.
AVAILABLE INFORMATION
Amkor files annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Amkor) file electronically with the SEC. The SEC’s website is www.sec.gov.
Amkor’s website is www.amkor.com. Amkor makes available, free of charge, through its website: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors, executive officers and certain stockholders; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our website, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee, Compensation Committee and Finance Committee of our Board of Directors, our Code of Business Conduct, our Code of Ethics for Directors and other information and materials. The information on Amkor’s website is not incorporated by reference into this Form 10-K.

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
•competition with established competitors in the packaging and test business, the internal capabilities of IDMs, and other competitors, including foundries and contract manufacturers;
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
•our substantial indebtedness;
•the effect of interest rate increases on our variable rate indebtedness; and
•fluctuations in interest rates and changes in credit risk.
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
•inflation, including wage inflation, and fluctuations in commodity prices, including gold, silver, copper and other precious metals;
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
In recent years, the U.S. Bureau of Industry and Security has announced export control regulations applicable to the sale of U.S. semiconductor technology in China (collectively, the “BIS Regulations”). The above factors, in addition to the BIS Regulations and other similarly restrictive trade barriers adopted by U.S. and foreign governments applicable to the semiconductor supply chain, could impact our business and the businesses of our customers. These factors may have a material and adverse effect on our business, liquidity, results of operations, financial condition and cash flows or lead to significant volatility in our quarterly or annual operating results. In addition, these factors may materially and adversely affect our credit ratings, which could make it more difficult and expensive for us to raise capital and could materially and adversely affect the price of our securities.
We compete against established competitors in the packaging and test business as well as internal capabilities of IDMs and face competition from foundries and contract manufacturers.
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
We face competition from foundries, which offer full turnkey services from silicon wafer fabrication through packaging and final test. These foundries, which are substantially larger than us and have greater financial resources than we do, have expanded their operations to include packaging and test services and may continue to expand these capabilities in the future. If a key customer decides to purchase wafers from a semiconductor foundry that provides packaging and test services, our business could be adversely affected if the customer also engages that foundry for related packaging and test services.
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
We began delivering advanced packages from the Vietnam Facility in the third quarter of 2024, and we began construction of our Arizona Facility in the second half of 2025. While manufacturing has begun at the Vietnam Facility and construction has begun on our Arizona Facility, there can be no assurance that the actual scope, costs or benefits of these projects will be consistent with our current expectations.
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
We have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers accounted for, in the aggregate, 72% of our net sales for the year ended December 31, 2025. In addition, we have significant customer concentration within our end markets. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant commercial arrangements may result in a decline in our sales and profitability and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
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
Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures and other investments, and the amount of our capital expenditures for 2026 and thereafter may vary materially and will depend on several factors. These factors include, among others, the amount, timing and implementation of our capital projects, the performance of our business, economic and market conditions, advances in technology, the cash needs and investment opportunities for the business, the need for additional capacity and facilities and the availability of cash flows from operations or financing.
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
We provide packaging and test services through our factories and other operations located in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam. A significant portion of our property, plant and equipment is located outside of the United States, and many of our customers and the vendors in our supply chain are also located outside the United States.  The following are some of the risks we face in doing business internationally:
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
Over the course of 2025, the United States government announced multiple tariff increases and tariff changes for goods imported into the United States from numerous countries, as well as product-based sectoral tariffs. The U.S. government also announced various export control changes. Some countries countered with tariffs, export control changes or other actions, and the U.S. entered into broad trade negotiations with many countries. Many of the U.S. actions, as well as those of other countries, were subsequently paused or revised. We cannot predict what further actions may ultimately be taken by the U.S. with respect to tariffs, export restrictions or other trade measures, what products or entities may be subject to such actions, or what actions may be taken by other countries in response to these U.S. actions. Imposed tariffs may affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption, failures or vulnerabilities in the systems of third-parties (including those with access to our systems or data, such as customers or vendors), computer viruses, attacks by computer hackers, ransomware, phishing or other cybersecurity attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Threat actors may utilize emerging technologies, such as AI and machine learning. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information, disruptions to our operations and/or impacts to a third party with which we have a relationship, such as a customer or vendor, which could result in reputational, competitive, operational or other business harms as well as financial costs and regulatory action. While we have not experienced a material information security breach, we cannot be sure that such a breach will not occur in the future. The information technology systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we continue to further integrate information technology systems in our facilities in Japan into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include:
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of December 31, 2025, our total debt balance was $1,445.2 million, of which $162.4 million was classified as a current liability and $956.2 million was collateralized indebtedness. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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

If interest rates increase, our debt service obligations under our variable rate indebtedness would increase, which could have a material adverse effect on our results of operations.
Borrowings under our credit facility, including the outstanding term loan, are at variable rates of interest and as a result expose us to interest rate risk. Interest rates increased throughout 2022 and 2023. While interest rates stabilized and have begun to decrease since 2024, if interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We currently do not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. Further, significant changes in our credit rating, disruptions in the global financial markets, including bank failures, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse effect on our access to and cost of capital for future financings, and financial condition.
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
As of February 12, 2026, Susan Y. Kim, the Chairman of our Board of Directors and members of the Kim family and affiliates owned approximately 122.1 million shares, or approximately 49.4%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 122.7 million shares, or approximately 49.5%, of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of February 12, 2026, the Kim family owns approximately 29.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
We earn a substantial portion of our income in foreign countries, and our operations are subject to tax in multiple jurisdictions with complicated and varied tax regimes. Tax laws and income tax rates in these jurisdictions are subject to change due to economic and political conditions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two Model Rules”). Some countries we operate in have enacted laws based on the Pillar Two Model Rules, which has adversely affected our effective tax rate, expected tax payments and conditional reduced tax rates.
The OECD’s 2026 introduction of the Side-by-Side (“SbS”) framework may impact our future tax obligations and compliance requirements. Although the United States has been designated as a qualified SbS jurisdiction, enabling U.S.-parented companies to elect relief from certain provisions of the Pillar Two Model Rules beginning in 2026, many jurisdictions continue to require Qualified Domestic Minimum Top-Up Taxes (“QDMTTs”) and may adopt additional administrative rules that affect our operations. There remains significant uncertainty regarding the pace and consistency of global implementation. Our ability to accurately forecast tax obligations and the impact on our financial results may be affected.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes significant provisions such as modifications to the international tax framework and the investment tax credit rate under the CHIPS Act, and restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.
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
Environmental, health and safety laws and regulations in places we do business impose various controls on the use, storage, handling, discharge and disposal of chemicals used or generated in, or emitted by, our production processes, on the factories we occupy and on the materials contained in semiconductor products. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead within the interconnect terminals typically referred to as leads, pins or balls. The European Union’s Restriction of Hazardous Substances in Electrical and Electronic Equipment directive and similar laws in other jurisdictions, including China, impose strict restrictions on the placement into the market of electrical and electronic equipment containing lead and certain other hazardous substances. We may become liable under these and other environmental, health and safety laws and regulations, including for the cost of compliance and cleanup of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the emission of greenhouse gases (“GHG”) or other chemicals, the existence of hazardous materials on our properties or the existence of hazardous substances in the products for which we perform our services. We could also be held liable for damages, including fines, penalties and the cost of investigations and remedial actions, and we could be subject to revocation of permits, which may materially and adversely affect our ability to maintain or expand our operations. Additionally, if Amkor is unable to align its environmental, health and safety practices with shifting customer preferences, we could suffer reputational harm, which could have a material and adverse effect on our business, results of operations, liquidity and cash flows.
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
The awards and incentives from the agreement with the U.S. Department of Commerce (the “Commerce Department”) pursuant to the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”) might not materialize as such awards and incentives are conditional upon achieving or maintaining certain outcomes and compliance with other obligations, are subject to reduction, termination, or clawback and would impose certain restrictions on our business.
In December 2024, the Commerce Department awarded us up to $407 million in direct funding pursuant to the CHIPS Act for the Arizona Facility. This award requires us to achieve construction and production milestones and restricts us from undertaking certain activities. We cannot guarantee that we will successfully achieve and maintain outcomes or be able to comply with other obligations required to qualify for this award or that the Commerce Department will provide or continue to provide such funding. The award arrangements provide the Commerce Department with rights to audit our compliance with their terms and obligations, and such audits could result in modifications to, or termination of, the award. To a lesser extent, we also receive incentives from state and local governments for the Arizona Facility, which have similar terms and conditions. Any awards or incentives we receive could be subject to reduction, termination, or clawback, and any decrease, termination, or clawback of such government awards and incentives could have a material adverse effect on our business, results of operations or financial condition.
General Risk Factors
Our business and financial condition has been adversely affected, and could be adversely affected in the future, by natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam, and the Arizona Facility is a new factory under construction in the United States. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, extreme heat, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services, including electricity and water; political events or instability; acts of war or armed conflict (such as ongoing conflicts in Ukraine and Israel); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint may allow us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or only a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management and Strategy
Our cybersecurity measures are designed to help protect our information security systems from cybersecurity threats. Our Global Information Security Team is led by our Corporate Vice President, Chief Information Officer (“CIO”) and is composed of key functional leaders. Our Global Information Security Team assesses, identifies and manages cybersecurity risks to the Company, including by:

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
Impact of Cybersecurity Risks
We assess, on an ongoing basis, the potential impact of risks from cybersecurity threats on us and our business. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, there can be no assurance that we will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations or financial condition.
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
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Management is responsible for assessing and managing material risks from cybersecurity threats. Specifically, our CIO, supported by our Global Information Security Team, is responsible for the overall management of our information security program, which includes assessing, identifying and managing material cybersecurity risks from cybersecurity threats. The Company’s CIO was promoted to the position in January 2024 after serving as Senior Vice President – Enterprise Applications since July 2022. The CIO has more than 30 years of manufacturing experience, mostly in IT leadership roles in the semiconductor industry, and holds electrical and computer engineering degrees from the University of Missouri and an MBA from The Ohio State University.
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

	Approximate Facility Size (Square Feet)
	Owned	Leased	Total
China (1)	1,398,000	—	1,398,000
Japan (2)	1,489,000	286,000	1,775,000
Korea (2)	4,481,000	—	4,481,000
Malaysia (1)	434,000	—	434,000
Philippines (3)	765,000	557,000	1,322,000
Portugal	583,000	—	583,000
Taiwan (1)	1,161,000	12,000	1,173,000
Vietnam (1)	1,467,000	—	1,467,000
Total all facilities	11,778,000	855,000	12,633,000
(1)Land is leased.
(2)Certain facilities and land are pledged as collateral in Japan for indebtedness incurred and in Korea for certain government incentives.
(3)As a result of foreign ownership restrictions in the Philippines, the land is leased. A portion of the land we lease is owned by realty companies in which we own a 40% interest.
During 2025, we began construction of the first phase of the Arizona Facility, which will have approximately 1.8 million square feet of space. Manufacturing is expected to begin in the first half of 2028.

Our executive offices, which are leased, are located in Arizona and Singapore. We believe that our existing properties are in good condition and suitable for the conduct of our business and that the productive capacity of such properties is substantially being utilized or we have plans to utilize it.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMKR.” There were approximately 67 holders of record of our common stock as of February 13, 2026.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

October 1 - October 31	—	$—	—	$—
November 1 - November 30	1,466	31.68	—	—
December 1 - December 31	7,450	39.48	—	—
Total	8,916	$38.20	—

(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with share-based compensation awards issued to employees.

PERFORMANCE GRAPH (1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amkor Technology, Inc., the S&P MidCap 400 Index, and the PHLX Semiconductor Index
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Amkor Technology, Inc.
S&P MidCap 400
PHLX Semiconductor

*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright® 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

The following table sets forth the cumulative total returns included in the preceding Stock Performance Graph for the years ended December 31, 2020 through 2025:

	For the Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Amkor Technology, Inc.	$100.00	$165.56	$161.76	$226.98	$179.83	$280.28
S&P MidCap 400	100.00	124.76	108.47	126.29	143.89	154.68
PHLX Semiconductor	100.00	142.85	93.02	155.35	186.98	268.23

Item 6.<Reserved>

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes comparisons of certain 2025 financial information to the same information for 2024. For discussion of 2024 results in comparison with 2023 results refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 21, 2025.

Overview

Amkor is the world’s largest U.S. headquartered outsourced semiconductor assembly and test provider. We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Our primary financial objective is profitable sales growth. To achieve this goal, we are focused on leveraging our technology leadership and innovation, providing our customers with a geographically diverse manufacturing footprint, partnering with lead customers in the key markets of HPC and AI, automotive, IoT and mobile communications, selectively growing our scale and scope through strategic investments and optimizing utilization of existing assets.
Amkor is a global leader in advanced semiconductor packaging and test technologies. Our technology leadership encompasses areas such as HDFO, 2.5D integration, advanced flip chip, fine pitch bumping, wafer-level processing and advanced SiP solutions which support the industry’s drive toward smaller form factors, higher integration, improved performance and lower power consumption. We provide turnkey solutions that include package design, wafer bump, wafer probe, wafer back-grind, packaging, burn-in, system level and final test and drop shipment services. Our extensive line of packaging and test services covers analog, digital, logic, mixed signal, memory, sensors and radio frequency devices. This breadth of services allows customers to streamline their supply chains, limit the number of suppliers and focus their resources on semiconductor design and wafer fabrication. Our commitment to technology leadership is reinforced by ongoing investment in research and development, and we intend to continue to leverage our investments in advanced technology to meet the demand for these services in key markets.
Amkor’s broad and strategically located manufacturing footprint is a key differentiator, enabling us to deliver flexible, resilient and cost-effective solutions to customers worldwide. With facilities located in key manufacturing regions in Asia and Europe, we provide customers with multiple options to mitigate risk, diversify supply chains and support regionalization initiatives. As a U.S. headquartered OSAT, we are expanding our manufacturing footprint with the construction of a new facility in Arizona. Construction began in the second half of 2025, and we believe that this investment will strengthen our ability to serve customers seeking to regionalize their supply chains and will enhance our participation in U.S. semiconductor initiatives. In addition, we continue to scale production in our Vietnam facility, which opened in 2024, further increasing our capacity and operational flexibility in Asia. Our scale and geographic diversity allow us to qualify production at multiple sites, optimize asset utilization and absorb large orders with quick turnaround times.
Amkor has built long-standing relationships with most of the world’s leading semiconductor companies over the last five decades. Our operational excellence, high quality, reliability and predictability have been key to attracting and retaining customers. Our collaborative approach enables us to work closely with customers and suppliers to co-develop proprietary process technologies, accelerate time-to-market, improve quality and lower costs. We work closely with lead customers to deliver advanced packaging solutions tailored to evolving industry needs.
High performance computing supporting artificial intelligence and increasing demand for improved networking speed and storage within data centers, cloud computing, PCs and laptops are driving demand for more semiconductors and advanced packaging in the computing end market. Increasing semiconductor content in automobiles is driving demand for advanced packaging to enable safety features such as ADAS, in-car computing, radar and digital cockpit features such as infotainment displays and telematics. Increasing battery voltage, higher voltage power converters, onboard chargers, automotive inverter components and microcontrollers also require innovative power packaging solutions. Hearables, watches and augmented and virtual reality devices integrate multiple functions, such as processors, sensors and connectivity devices, into small form factors, which requires innovation in advanced packaging. We have a strong position across multiple device functionalities within premium and high-tier smartphones. We are collaborating with industry leaders as smartphones transition to include artificial intelligence and drive semiconductor growth through the adoption of new wireless standards, integration of a broad range of applications, enhanced features and higher performance requirements to support increased data processing. The trend to greater functionality drives miniaturization and innovation enabled by advanced packaging.
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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities and/or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditures and other investment levels, other uses of our cash, including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and any decisions we might make to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings. As of December 31, 2025, we had cash and cash equivalents and short-term investments of $1,378.3 million and $613.0 million, respectively.
Our results of operations and cash flows have historically fluctuated significantly from quarter to quarter due to many factors, including the seasonality of our business, the cyclical nature of the semiconductor industry and other factors discussed in Part 1, Item 1A of this Form 10-K. We continue to monitor the recent changes in global trade policy, including tariffs and related trade actions announced by the U.S. and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. We will continue to make prudent investments, and we will closely manage capacity expansion and control costs in response to any changes in market conditions.
2025 Financial Summary

Our net sales increased $390.3 million or 6.2% to $6,708.0 million in 2025 from $6,317.7 million in 2024. The increase was primarily due to higher sales across all end markets.

Gross margin decreased to 14.0% in 2025 compared to 14.8% in 2024. The decrease was primarily due to increased overhead and employee compensation costs, partially offset by higher factory utilization driven by the increase in net sales and a gain recognized on the sale of certain machinery and equipment. Gross margin for 2025 was also constrained by the ramp up of production at the Vietnam Facility, which is in the early stages of high-volume manufacturing.

Operating income margin increased to 7.0% in 2025 from 6.9% in 2024. The increase in our operating income margin was primarily due to the net amount recognized for a cash receipt subject to bankruptcy proceedings related to our Nanium acquisition in May 2017 (“Nanium Insolvency Receipt”) and the incremental costs incurred in 2024 during start-up at the Vietnam Facility, partially offset by the decrease in our gross margin discussed above.

In 2025, our capital expenditures totaled $904.6 million, or 13.5% of net sales, compared to $743.8 million, or 11.8% of net sales in 2024. Our spending was primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.

Net cash provided by operating activities was $1,095.6 million for the year ended December 31, 2025, compared to $1,088.9 million for the year ended December 31, 2024. This increase was primarily due to changes in contract liabilities due to customer advance payments and higher operating profits, offset by changes in working capital.

In November 2025, our Board of Directors approved a quarterly dividend of $0.08352 per share, a 1% increase from the rate set in November 2024. In 2025, we paid total cash dividends of $81.9 million.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Year Ended December 31
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Materials	55.2%	55.1%	55.1%
Labor	10.4%	9.9%	9.9%
Depreciation	8.7%	8.5%	8.9%
Other manufacturing costs	11.7%	11.7%	11.6%
Gross margin	14.0%	14.8%	14.5%
Selling, general and administrative	4.5%	5.3%	4.5%
Research and development	2.5%	2.6%	2.7%
Operating income	7.0%	6.9%	7.2%
Net income attributable to Amkor	5.6%	5.6%	5.5%

Net Sales

				Change
	2025	2024	2023	2025 over 2024		2024 over 2023
	(In thousands, except percentages)
Net sales	$6,707,981	$6,317,692	$6,503,065	$390,289	6.2%	$(185,373)	(2.9)%

The $390.3 million increase in net sales in 2025 compared to 2024 was primarily due to higher sales across all end markets. The computing end market increased 16% in 2025 compared to 2024 primarily driven by strength in AI related PC devices and networking infrastructure. The automotive and industrial end market increased 8% in 2025 compared to 2024 primarily due to strong advanced content growth for ADAS applications. The consumer and communications end markets grew 9% and 1%, respectively, in 2025 compared to 2024, primarily driven by strong demand for IoT wearables and premium tier smartphones.

Gross Profit and Gross Margin

				Change
	2025	2024	2023	2025 over 2024	2024 over 2023
	(In thousands, except percentages)
Gross profit	$938,599	$933,212	$943,153	$5,387	$(9,941)
Gross margin	14.0%	14.8%	14.5%	(0.8)%	0.3%

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

Gross margin decreased for 2025 compared to 2024, primarily due to increased overhead and employee compensation costs, partially offset by higher factory utilization driven by the increase in net sales and a gain recognized on the sale of certain machinery and equipment. Gross profit and gross margin for 2025 were also constrained by the ramp up of production at the Vietnam Facility, which is in the early stages of high-volume manufacturing. For additional information regarding the sale of certain machinery and equipment, please refer to Note 8 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Selling, General and Administrative

				Change
	2025	2024	2023	2025 over 2024		2024 over 2023
	(In thousands, except percentages)
Selling, general and administrative	$304,471	$331,806	$295,393	$(27,335)	(8.2)%	$36,413	12.3%

Selling, general and administrative expenses decreased in 2025 compared to 2024. The decrease was primarily due to the net amount recognized from the Nanium Insolvency Receipt in 2025 and the incremental costs incurred in 2024 during start-up at the Vietnam Facility, partially offset by increased employee compensation costs, the recovery of bad debt expense in 2024 and higher professional fees and software maintenance costs. The net amount recognized from the Nanium Insolvency Receipt was $32.4 million. The incremental costs incurred during start-up at the Vietnam Facility were approximately $16 million in 2024. For additional information regarding the Nanium Insolvency Receipt, please refer to Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Research and Development

				Change
	2025	2024	2023	2025 over 2024		2024 over 2023
	(In thousands, except percentages)
Research and development	$166,743	$162,951	$177,473	$3,792	2.3%	$(14,522)	(8.2)%

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
Research and development expenses increased in 2025 compared to 2024 primarily due to development projects in new advanced and mainstream packaging technologies, partially offset by projects moving into production.
Other Income and Expense

				Change
	2025	2024	2023	2025 over 2024		2024 over 2023
	(In thousands, except percentages)
Interest expense	$75,444	$64,945	$59,000	$10,499	16.2%	$5,945	10.1%
Interest income	(62,397)	(65,541)	(48,458)	3,144	(4.8)%	(17,083)	35.3%
Foreign currency (gain) loss, net	10,836	8,856	18,361	1,980	22.4%	(9,505)	(51.8)%
Loss on debt retirement	1,787	—	—	1,787	100%	—	—%
Other	(2,904)	(821)	(2,457)	(2,083)	>100%	1,636	(66.6)%
Total other expense, net	$22,766	$7,439	$26,446	$15,327	>100%	$(19,007)	(71.9)%

Interest expense increased in 2025 compared to 2024, primarily due to an increase in our average outstanding debt related to the new issuances in 2025, which were used in part to redeem outstanding amounts under existing debt. For additional information regarding our debt activities, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Interest income decreased in 2025 compared to 2024, primarily due to lower interest rates, partially offset by increases in our cash and cash equivalent and available-for-sale debt investment balances.

Income Tax Expense

				Change
	2025	2024	2023	2025 over 2024	2024 over 2023
	(In thousands, except percentages)
Income tax expense	$68,503	$75,481	$81,710	$(6,978)	$(6,229)
Effective tax rate	15.4%	17.5%	18.4%

Income tax expense, which includes foreign withholding taxes and minimum taxes, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location.

The effective tax rate is below the U.S. statutory rate of 21% primarily due to lower tax rates applicable to our operations in some foreign jurisdictions where we earn income and discrete tax benefits recognized in 2025.

During 2025, 2024 and 2023, our subsidiaries in Korea, Singapore and Vietnam operated under various conditional reduced tax rates. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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

As of December 31, 2025, we had cash and cash equivalents and short-term investments of $1,991.4 million. Included in our cash and short-term investments balances as of December 31, 2025, is $1,503.6 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes. For the year ended December 31, 2025, we estimate that repatriation of this foreign cash and short-term investments would generate withholding taxes and state income taxes of approximately $43 million.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the year ended December 31, 2025 and 2024, we sold receivables totaling $154.4 million and $158.6 million, net of discounts and fees of $0.5 million and $0.4 million, respectively.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
In December 2024, we signed a Direct Funding Agreement with the Commerce Department for the award of up to $407 million in government incentives pursuant to the CHIPS Act, and no funds have been received to date. The award agreement contains representations, warranties and covenants that relate to compliance with requirements, including construction milestones, and also includes certain events of default and related rights and remedies, including clawbacks. In addition, we are eligible to receive an investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. In July 2025, the enactment of OBBBA increased the investment tax credit rate from 25% to 35% for qualified property placed in service after 2025. For additional information, please refer to Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
In May 2025, we entered into a $1.0 billion senior secured revolving credit facility (the “2025 Revolving Credit Facility”) that replaced an existing revolving credit facility. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. In June 2025, we amended the 2025 Revolving Credit Facility agreement and created a new tranche of term loans (the “Term A Loans”), which are secured and guaranteed on a pari passu basis to the revolver loans under the existing agreement. The Term A Loans have an aggregate principal amount of $500.0 million. In July 2025, a portion of the proceeds were used to redeem $125.0 million of our 6.625% Senior Notes due September 2027 (“2027 Notes”) and repay the remaining $98.0 million of term loans at Amkor Assembly & Test (Shanghai) Co., Ltd. (“AATS Loans”). The 2025 Revolving Credit Facility and Term A Loans will mature in May 2030. As of December 31, 2025, we had availability of $1.0 billion under the 2025 Revolving Credit Facility. As of December 31, 2025, our foreign subsidiaries also had $58.6 million available to be borrowed under term loan credit facilities. For additional information regarding the 2025 Revolving Credit Facility, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
In September 2025, we issued $500.0 million of 5.875% Senior Notes due October 2033 (the “2033 Notes”). The proceeds were used for the redemption of the outstanding $400.0 million aggregate principal amount of our 2027 Notes and general corporate purposes. For additional information regarding the 2033 Notes, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2025, we had debt of $1,445.2 million, with $162.4 million payable within 12 months. As of December 31, 2025, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2025 for variable rate debt, were $366.0 million during the remaining term of the debt. Interest payment obligations payable within 12 months is $65.7 million. We were in compliance with all debt covenants as of December 31, 2025, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Certain of our debt agreements contain affirmative and negative covenants including, among others, covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) and Guardian Assets, Inc. (“Guardian”) guarantee certain debt of our subsidiaries.

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
We lease certain machinery and equipment, office space and manufacturing facilities. As of December 31, 2025, our total remaining operating lease obligations and finance lease obligations were $82.9 million and $170.8 million, respectively, with $26.3 million and $51.8 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments. For additional information regarding our leases, please refer to Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of December 31, 2025, the purchase obligations were $1,152.4 million, with $1,084.8 million payable within 12 months.
We enter into customer advance payment agreements from time to time, some of which require standby letters of credit. As of December 31, 2025, we expect to receive approximately $300 million of advance payments over a two-year period, all of which will require standby letters of credit upon receipt. For additional information regarding our customer advance payments, please refer to Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Capital Returns

In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.

In 2025, we paid total quarterly cash dividends of $81.9 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.

Capital Resources

We make significant capital expenditures in order to service the demand of our customers. In 2025, our capital expenditures totaled $904.6 million or approximately 13.5% of net sales, which are primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.

We expect that our 2026 capital expenditures will be approximately $2.5 billion to $3.0 billion. The increase from 2025 is primarily due to the construction of the Arizona Facility. Ultimately, the amount of our 2026 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, including the progress of construction of the Arizona Facility, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 6 and Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on our investments and borrowings, respectively.
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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2025 was as follows:

	For the Year Ended December 31
	2025	2024	2023
	(In thousands)
Operating activities	$1,095,606	$1,088,868	$1,270,020
Investing activities	(885,044)	(800,324)	(951,910)
Financing activities	98,700	(260,432)	(149,207)

Operating activities:  Our cash flow provided by operating activities for the year ended December 31, 2025 increased by $6.7 million compared to the year ended December 31, 2024, primarily due to changes in contract liabilities due to customer advance payments and higher operating profits, offset by changes in working capital.

Investing activities:  Our cash flow used in investing activities for the year ended December 31, 2025 increased by $84.7 million compared to the year ended December 31, 2024, primarily due to higher payments for property, plant and equipment and higher net payments for short-term investments, partially offset by higher proceeds from the sale of property, plant and equipment and lower net payments for foreign exchange forward contracts. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.

Financing activities:  The changes in financing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 were primarily due to net debt borrowings in 2025 and the payment of a special cash dividend in 2024, partially offset by increased payments of finance lease obligations.

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

	For the Year Ended December 31
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$1,095,606	$1,088,868	$1,270,020
Payments for property, plant and equipment	(904,614)	(743,796)	(749,467)
Proceeds from sale of and grants for property, plant and equipment	116,881	14,203	13,032
Free cash flow	$307,873	$359,275	$533,585

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

Additionally, we monitor on an ongoing basis our ability to utilize our deferred tax assets and whether there is a need for a related valuation allowance. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. With the exception of a certain foreign jurisdiction and select U.S. and foreign carryforwards, we consider it more likely than not that we will have sufficient taxable income to allow us to realize these deferred tax assets. However, in the event taxable income falls short of current expectations, we may need to establish a valuation allowance against such deferred tax assets. We have valuation allowances on certain U.S. foreign tax credit carryforwards expected to expire unused and on select deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2025, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes as of December 31, 2025 would have been approximately $13 million lower, due to the remeasurement of monetary assets and liabilities.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2025, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the year ended December 31, 2025, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2025 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the year ended December 31, 2025 would have been approximately $163 million lower.

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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $4.4 million and a loss of $8.8 million for the years ended December 31, 2025 and 2024, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$149,930	$133,211	$113,174	$40,840	$19,016	$500,000	$956,171	$959,001
Average interest rate	1.9%	2.0%	2.1%	2.2%	2.4%	5.9%	4.0%
Variable rate debt	$12,500	$12,500	$25,000	$25,000	$425,000	$—	$500,000	$500,905
Average interest rate	5.4%	5.4%	5.4%	5.4%	5.4%	—%	5.4%
Total debt maturities	$162,430	$145,711	$138,174	$65,840	$444,016	$500,000	$1,456,171	$1,459,906

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

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amkor Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded income tax expense of $68.5 million for the year ended December 31, 2025, and net deferred tax assets of $75.0 million and unrecognized tax benefits of $36.1 million as of December 31, 2025. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as for net operating loss and tax credit carryforwards. Management monitors on an ongoing basis its ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. The Company operates in and files income tax returns in various U.S. and foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits.

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
February 20, 2026

We have served as the Company’s auditor since 2000.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$6,707,981	$6,317,692	$6,503,065
Cost of sales	5,769,382	5,384,480	5,559,912
Gross profit	938,599	933,212	943,153
Selling, general and administrative	304,471	331,806	295,393
Research and development	166,743	162,951	177,473
Total operating expenses	471,214	494,757	472,866
Operating income	467,385	438,455	470,287
Interest expense	75,444	64,945	59,000
Other (income) expense, net	(52,678)	(57,506)	(32,554)
Total other expense, net	22,766	7,439	26,446
Income before taxes	444,619	431,016	443,841
Income tax expense	68,503	75,481	81,710
Net income	376,116	355,535	362,131
Net income attributable to noncontrolling interests	(2,221)	(1,523)	(2,318)
Net income attributable to Amkor	$373,895	$354,012	$359,813
Net income attributable to Amkor per common share:
Basic	$1.51	$1.44	$1.46
Diluted	$1.50	$1.43	$1.46
Shares used in computing per common share amounts:
Basic	247,082	246,344	245,628
Diluted	248,454	247,818	247,176
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$376,116	$355,535	$362,131
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	1,172	(722)	1,785
Adjustments to unrealized components of defined benefit pension plans	3,760	665	1,685
Foreign currency translation	4,391	(8,783)	(3,819)
Total other comprehensive income (loss)	9,323	(8,840)	(349)
Comprehensive income	385,439	346,695	361,782
Comprehensive income attributable to noncontrolling interests	(2,221)	(1,523)	(2,318)
Comprehensive income attributable to Amkor	$383,218	$345,172	$359,464
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,378,347	$1,133,553
Short-term investments (amortized cost of $612,344 and $513,494, respectively)	613,038	512,984
Accounts receivable, net of allowances of $1,028 and $1,318, respectively	1,354,825	1,055,013
Inventories	437,797	310,910
Other current assets	100,754	61,012
Total current assets	3,884,761	3,073,472
Property, plant and equipment, net	3,870,808	3,576,148
Operating lease right of use assets	93,449	109,730
Goodwill	18,003	17,947
Restricted cash	67,776	759
Other assets	201,512	166,272
Total assets	$8,136,309	$6,944,328
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$162,430	$236,029
Trade accounts payable	912,766	712,887
Capital expenditures payable	243,543	123,195
Short-term operating lease liability	23,140	26,827
Accrued expenses	370,093	356,337
Total current liabilities	1,711,972	1,455,275
Long-term debt	1,282,816	923,431
Pension and severance obligations	69,218	70,594
Long-term operating lease liabilities	48,549	57,983
Other non-current liabilities	517,467	253,880
Total liabilities	3,630,022	2,761,163
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 293,756 and 293,052 shares issued, and 247,303 and 246,684 shares outstanding, respectively	294	293
Additional paid-in capital	2,054,051	2,031,643
Retained earnings	2,627,038	2,335,132
Accumulated other comprehensive income (loss)	16,833	7,510
Treasury stock, at cost, 46,453 and 46,368 shares, respectively	(227,110)	(225,033)
Total Amkor stockholders’ equity	4,471,106	4,149,545
Noncontrolling interests in subsidiaries	35,181	33,620
Total equity	4,506,287	4,183,165
Total liabilities and equity	$8,136,309	$6,944,328
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2022	291,249	$291	$1,996,344	$1,874,644	$16,699	(46,158)	$(219,226)	$3,668,752	$30,949	$3,699,701
Net income	—	—	—	359,813	—	—	—	359,813	2,318	362,131
Other comprehensive income (loss)	—	—	—	—	(349)	—	—	(349)	—	(349)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(121)	(3,109)	(3,109)	—	(3,109)
Issuance of stock through share-based compensation plans	918	1	3,549	—	—	—	—	3,550	—	3,550
Share-based compensation	—	—	8,277	—	—	—	—	8,277	—	8,277
Cash dividends declared ($0.30375 per common share)	—	—	—	(74,626)	—	—	—	(74,626)	—	(74,626)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(540)	(540)
Balance at December 31, 2023	292,167	$292	$2,008,170	$2,159,831	$16,350	(46,279)	$(222,335)	$3,962,308	$32,727	$3,995,035
Net income	—	—	—	354,012	—	—	—	354,012	1,523	355,535
Other comprehensive income (loss)	—	—	—	—	(8,840)	—	—	(8,840)	—	(8,840)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(89)	(2,698)	(2,698)	—	(2,698)
Issuance of stock through share-based compensation plans	885	1	5,102	—	—	—	—	5,103	—	5,103
Share-based compensation	—	—	18,371	—	—	—	—	18,371	—	18,371
Cash dividends declared ($0.72440 per common share)	—	—	—	(178,711)	—	—	—	(178,711)	—	(178,711)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(630)	(630)
Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	373,895	—	—	—	373,895	2,221	376,116
Other comprehensive income (loss)	—	—	—	—	9,323	—	—	9,323	—	9,323
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(85)	(2,077)	(2,077)	—	(2,077)
Issuance of stock through share-based compensation plans	704	1	2,309	—	—	—	—	2,310	—	2,310
Share-based compensation	—	—	20,099	—	—	—	—	20,099	—	20,099
Cash dividends declared ($0.33159 per common share)	—	—	—	(81,989)	—	—	—	(81,989)	—	(81,989)
Subsidiary dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(660)	(660)
Balance at December 31, 2025	293,756	$294	$2,054,051	$2,627,038	$16,833	(46,453)	$(227,110)	$4,471,106	$35,181	$4,506,287
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$376,116	$355,535	$362,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642,008	594,663	631,508
Amortization of deferred debt issuance costs and premiums	3,604	3,534	3,523
Deferred income taxes	(19,013)	(784)	13,394
Loss on debt retirement	1,787	—	—
Gain on disposal of fixed assets, net	(37,453)	(3,978)	(2,200)
Share-based compensation	20,099	18,371	8,277
Other, net	(6,569)	8,160	16,660
Changes in assets and liabilities:
Accounts receivable	(296,819)	99,690	205,491
Inventories	(126,858)	78,965	233,797
Other current assets	(4,573)	(5,640)	2,673
Other assets	724	12,076	10,875
Trade accounts payable	203,353	(36,047)	(134,618)
Accrued expenses	36,653	3,709	(48,389)
Pension and severance obligations	(4,985)	(6,527)	(844)
Net operating lease ROU asset	16,258	3,544	50,650
Operating lease liabilities	(13,084)	(1,577)	(52,543)
Other non-current liabilities	304,358	(34,826)	(30,365)
Net cash provided by operating activities	1,095,606	1,088,868	1,270,020
Cash flows from investing activities:
Payments for property, plant and equipment	(904,614)	(743,796)	(749,467)
Proceeds from sale of property, plant and equipment	110,279	3,981	8,444
Proceeds from foreign exchange forward contracts	58,629	47,045	44,013
Payments for foreign exchange forward contracts	(63,781)	(88,623)	(75,786)
Payments for short-term investments	(828,392)	(568,711)	(657,583)
Proceeds from sale of short-term investments	306,494	65,502	94,242
Proceeds from maturities of short-term investments	429,952	474,097	379,344
Other investing activities	6,389	10,181	4,883
Net cash used in investing activities	(885,044)	(800,324)	(951,910)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	—	370,000
Payments of revolving credit facilities	—	—	(370,000)
Proceeds from short-term debt	—	5,012	20,712
Payments of short-term debt	—	(9,731)	(19,448)
Proceeds from long-term debt	1,096,067	172,651	168,335
Payments of long-term debt	(809,531)	(177,214)	(175,427)
Payments for debt issuance costs	(14,682)	(1,280)	(1,385)
Payments of finance lease obligations	(89,942)	(72,255)	(66,398)
Proceeds from issuance of stock through share-based compensation plans	2,267	4,995	3,562
Payments of dividends	(81,946)	(178,605)	(74,686)
Other financing activities	(3,533)	(4,005)	(4,472)
Net cash provided by (used in) financing activities	98,700	(260,432)	(149,207)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2,549	(14,417)	(10,692)
Net increase in cash, cash equivalents and restricted cash	311,811	13,695	158,211
Cash, cash equivalents and restricted cash, beginning of period	1,134,312	1,120,617	962,406
Cash, cash equivalents and restricted cash, end of period	$1,446,123	$1,134,312	$1,120,617
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$73,598	$60,263	$54,306
Income taxes	75,721	82,617	90,458
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	238,140	118,082	104,109
Right of use assets acquired through operating lease liabilities	10,281	29,541	6,270
Right of use assets acquired through finance lease liabilities	59,860	149,865	58,232
Property, plant and equipment acquired through exchange and derecognition of right of use assets	70,776	41,348	4,563
Property, plant and equipment acquired through grants	—	32,670	—
Grants and incentive receivables recognized for qualified capital expenditures	49,461	1,403	—
Investment tax credit applied to income taxes payable	3,938	—	—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

1.Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is the world’s largest U.S. headquartered OSAT and is a global leader in outsourced semiconductor packaging and test services. With a strong track record of innovation, a broad and diverse geographic footprint and solid partnerships with lead customers, Amkor delivers high-quality solutions that enable the world’s leading semiconductor and electronics companies to bring advanced technologies to market. The company’s comprehensive portfolio includes advanced packaging, wafer-level processing and system-in-package solutions targeting applications for smartphones, data centers, artificial intelligence, automobiles and wearables. Amkor has built a leading position by:
•Designing and developing innovative packaging and test technologies focused on advanced packaging solutions in key markets, including artificial intelligence;
•Building expertise in high-volume manufacturing processes and developing a reputation for high quality and solid execution;
•Providing a geographically diverse operating base with manufacturing facilities in multiple countries, including in the United States, where the Arizona Facility is under construction;
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, inventory and long-lived assets. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions, including the impact of any deterioration in the global business and economic environment. Certain prior year amounts have been recast to conform to current year presentation.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership. We lease land and buildings in the Philippines from these entities and we are the primary beneficiary of these arrangements. As of December 31, 2025, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet were $17.2 million and $0.2 million, respectively. As of December 31, 2024, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet were $17.3 million and $0.1 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Income and Consolidated Statements of Cash Flows was not significant, and other than our lease payments, we have not provided any significant assistance or

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

other financial support to these variable interest entities for the years ended December 31, 2025, 2024 or 2023. The creditors of the Philippine realty corporations have no recourse to our general credit.
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

A significant portion of our revenues is concentrated with a small group of customers (Note 18). Direct sales to our two largest customers accounted for 29.8% and 11.1% of our net sales for the year ended December 31, 2025. The loss of a significant customer, a business combination among customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our significant strategic partnerships or other commercial arrangements could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash, cash equivalents, short-term investments and currency derivatives. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well-established companies, performing ongoing credit evaluations and making frequent contact with customers. In addition, we may utilize non-recourse factoring when considered appropriate. We have historically mitigated our credit risk with respect to our cash, cash equivalents and currency derivatives through diversification of our holdings with major financial institutions for money market funds, bank deposit accounts and derivative contracts. Our short-term investments are principally investments in debt securities with maximum duration of thirty-six months and range from AAA to BBB rated financial instruments. Our short-term investments are primarily in corporate bonds, direct obligations of the U.S. government or its agencies, asset-backed securities and commercial paper. At December 31, 2025, our cash and cash equivalents were primarily maintained in various U.S. and foreign bank operating and time deposit accounts and invested in various available-for-sale debt investments. See Note 6 for further discussion regarding our available-for-sale debt investments.

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

Restricted Cash

Restricted cash, non-current, mainly consists of collateral to fulfill construction requirements and funds to be used exclusively for labor costs.

Investments

Generally, we classify our short-term investments in fixed income securities as available-for-sale debt investments. All of our available-for-sale debt investments as of December 31, 2025 are available to fund current operations and are recorded at fair value (Note 6). Unrealized gains and losses on our available-for-sale debt investments are included as a separate component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on our available-for-sale debt investments and declines in value judged to be an impairment are included in other (income) expense, net. The cost of short-term investments matured or sold is based on the average cost method.

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

Other Current Assets
Other current assets consist principally of prepaid assets and investment tax credits.

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

In August 2022, the U.S. government enacted the CHIPS Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. In December 2024, the Commerce Department awarded us up to $407 million in direct funding pursuant to the CHIPS Act for the Arizona Facility. The award agreement contains representations, warranties and covenants that relate to compliance with requirements, including construction milestones, and also includes certain events of default and related rights and remedies, including clawbacks. As of December 31, 2025, no direct funding amounts have been received.

In July 2025, the OBBBA was enacted in the United States, which includes a provision to increase the investment tax credit rate under the CHIPS Act from 25% to 35% for qualified property placed in service after 2025. Investment tax credits and grants receivable recorded reduce the carrying amounts of the qualifying property, plant and equipment in our Consolidated Balance Sheets.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents investment tax credits and grants receivable as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Investment tax credits recorded in:
Other current assets	$33,604	$—
Other assets	—	1,403
Grants receivable recorded in:
Other assets	13,321	—

In 2024, we acquired approximately 56 acres of land related to the Arizona Facility with a total fair value of $36.9 million. In connection with this acquisition, we paid $4.2 million, with the remaining amount obtained as a tangible non-monetary grant subject to the construction and operation of the Arizona Facility. We initially recorded the grant as a deferred liability in other non-current liabilities, and subsequently it will be reclassified on a net basis against construction and operation costs as incurred. In December 2025, we exchanged the approximately 56 acres of land acquired in 2024 for approximately 104 acres of land related to the Arizona Facility in a nonmonetary asset exchange with no cash consideration and no impact to the original grant. We also received a right of first refusal on an approximately 52-acre adjacent parcel of land in connection with the exchange. The 104-acre parcel was recorded at the carrying value of the land relinquished with no gain or loss recognized.

Leases

We lease certain machinery and equipment, office space and manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with the non-lease components (e.g., common-area maintenance costs) for all asset classes. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the lease liability. Our leases have remaining lease terms ranging from less than one year to 80 years. For purposes of calculating our lease liabilities, our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Certain leases also include options or obligations to purchase the leased property. Total long-term finance lease liabilities as of December 31, 2025 and December 31, 2024 were $105.0 million and $122.7 million, respectively, and are included in other non-current liabilities.

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

Other Assets

Other assets consist principally of deferred tax assets, equipment deposits and refundable security deposits.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Unbilled receivables are revenues that have been recognized for performance obligations that have been satisfied, or partially satisfied, in advance of billing the customer. Revenue may be recognized in advance of billing as our contracts provide us with an unconditional right to consideration for work that is performed. Total unbilled receivables as of December 31, 2025 and 2024 were $294.1 million and $210.1 million, respectively. These amounts are included in accounts receivable, net of allowances in our Consolidated Balance Sheets.

At times, we receive cash payments from customers in advance of our performance, some of which require standby letters of credit. For all customer advance payments, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability and is included in accrued expenses and other non-current liabilities in the consolidated balance sheets. These contract liabilities are classified as either current or long-term based on the timing of when we expect to recognize revenue. Contract liabilities were $390.8 million and $95.6 million as of December 31, 2025 and December 31, 2024, respectively. The increase in contract liabilities was primarily due to higher customer advance payments in 2025. As of December 31, 2025 and December 31, 2024, the short-term portion of the liability was $69.6 million and $59.7 million, respectively. Of the remaining contract liability balance as of December 31, 2025, $283.1 million is expected to be recognized in revenue over the next 1-5 years, and $38.1 million over the next 5-10 years. Revenue recognized during the year that was included in the contract liability balance at the beginning of the period was $64.3 million, $66.0 million, and $66.9 million, for 2025, 2024 and 2023, respectively. As of December 31, 2025, $100.0 million of standby letters of credit were issued and outstanding related to customer advance payments received.

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

Recently Adopted Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of additional income tax information, primarily related to effective tax rate reconciliation and income taxes paid. In 2025, we adopted ASU 2023-09 using the prospective method. See Note 4 for related disclosures.

Recently Issued Standards

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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) (“ASU 2025-10”). ASU 2025-10 provides guidance on the accounting for government grants received by a business entity, including grants related to assets and grants related to income. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Adoption of this ASU should be applied using the following transition methods: (i) a modified prospective approach for government grants that are entered into on or after, or not complete as of, the effective date; (ii) a modified retrospective approach for government grants that are entered into on or after, or not complete as of, the beginning of earliest period presented; or (iii) a retrospective approach for all government grants. We are currently evaluating the impact of this new standard on our financial statements and disclosures.

2. Share-Based Compensation Plans

For the years ended December 31, 2025, 2024 and 2023, we recognized share-based compensation of $20.1 million, $18.4 million and $8.3 million, respectively, primarily in selling, general and administrative expenses. The amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. The corresponding deferred income tax benefits are $2.5 million, $2.4 million and $0.7 million for 2025, 2024 and 2023, respectively.

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

2021 Equity Incentive Plan. On May 18, 2021, at our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), our stockholders approved the Amkor Technology, Inc. 2021 Equity Incentive Plan (as amended, the “2021 Plan”) to replace the 2007 Plan. The 2021 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; (v) performance units and performance shares; and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The number of shares authorized and available for issuance under the 2021 Plan is 23,100,000 shares, reduced for certain awards granted under the 2007 Plan after December 31, 2020, but before May 18, 2021. There were originally 22.8 million shares of our common stock reserved for issuance under the 2021 Plan, and at December 31, 2025, there were 18.1 million shares available for grant under the 2021 Plan.

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

The following table summarizes our stock option activity for the year ended December 31, 2025:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	1,625	$10.07
Granted	—	—
Exercised	(230)	9.88
Forfeited or expired	—	—
Outstanding at December 31, 2025	1,395	$10.10	2.46 years	$40,995
Fully vested at December 31, 2025 and expected to vest thereafter	1,395	$10.10	2.46 years	$40,995
Exercisable at December 31, 2025	1,395	$10.10	2.46 years	$40,995

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

There was no unrecognized compensation expense from stock options as of December 31, 2025. The total intrinsic value of options exercised during fiscal years 2025, 2024, and 2023 was $4.4 million, $7.9 million, and $5.8 million, respectively.

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

Starting in 2024, we granted PSUs that were divided equally between PSUs based on earnings per share for each fiscal year following the grant date over a three-year period (“EPS PSUs”), and PSUs based on relative total shareholder return (“rTSR PSUs”) as compared to the components of the PHLX Semiconductor Index (the “SOX”) over a three-year period. EPS PSUs will vest in three installments such that any earned PSUs will become vested within 90 days of each fiscal year’s end over a three-year period following the grant date, subject to the recipient’s continued employment with us on the applicable vesting dates. For EPS PSUs, the number of shares of our common stock to be received at vesting will range from 0% to 225% of the target grant amount. The rTSR PSUs will vest in one installment after a three-year period and the number of shares of our common stock to be received at vesting will range from 0% to 150% of the target grant amount based on rTSR performance over the three-year performance period.

Provided the PSUs have not been forfeited earlier, the PSUs will generally vest upon the recipient’s retirement, death or disability, or upon a change of control of Amkor, in accordance with the terms and conditions of the applicable award agreement. For the PSUs granted prior to 2024 and the EPS PSUs, the value is initially determined based on the fair market value of the underlying shares on the date of the grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. For the rTSR PSUs, we estimated the grant-date fair value using a Monte Carlo simulation model, using the following weighted-average assumptions:

	For the Year Ended December 31,
	2025	2024
	(In thousands)
Risk-free interest rate	4.23%	4.33%
Volatility	46.67%	46.77%
Expected life (in years)	3	3

We recognize the grant date fair value of the PSUs as compensation expense ratably over the vesting period.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our RSU and PSU activity:

	Number of Shares (In thousands)	Weighted- average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2022	738	$22.34
Awards granted	1,049	26.72
Awards vested	(464)	22.19
Awards forfeited	(16)	25.24
Non-vested at December 31, 2023	1,307	25.87
Awards granted	1,026	29.00
Awards vested	(489)	27.37
Awards forfeited	(217)	24.62
Non-vested at December 31, 2024	1,627	27.56
Awards granted	1,305	22.15
Awards vested	(474)	27.61
Awards forfeited	(483)	26.51
Non-vested at December 31, 2025	1,975	$24.32

Total unrecognized compensation expense from RSUs and PSUs was $24.0 million as of December 31, 2025, which is expected to be recognized over a weighted-average period of approximately 1.60 years beginning January 1, 2026.

For the years ended December 31, 2025, 2024 and 2023 the total fair values of vested RSUs and PSUs were $11.2 million, $15.5 million and $11.6 million, respectively.

3. Other Income and Expense

Other income and expense consist of the following:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest income	$(62,397)	$(65,541)	$(48,458)
Foreign currency (gain) loss, net	10,836	8,856	18,361
Loss on debt retirement	1,787	—	—
Other	(2,904)	(821)	(2,457)
Total other (income) expense, net	$(52,678)	$(57,506)	$(32,554)

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

4. Income Taxes

Geographic sources of income (loss) before taxes are as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
United States	$68,993	$81,289	$94,643
Foreign	375,626	349,727	349,198
Income before taxes	$444,619	$431,016	$443,841

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
Federal	$27,025	$7,898	$19,831
State	21	34	7
Foreign	60,470	68,333	48,478
	87,516	76,265	68,316
Deferred:
Federal	(13,209)	153	8,899
State	40	(501)	1
Foreign	(5,844)	(436)	4,494
	(19,013)	(784)	13,394
Income tax expense	$68,503	$75,481	$81,710

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 21% and our effective tax rate is as follows:

	For the Year Ended December 31,
	2025
	Amount	%
	(In thousands, except percentages)
U.S. federal statutory income tax rate	$93,370	21.0%

State and local income taxes, net of federal effect (1)	56	0.0

Foreign tax effects:
Korea
Foreign rate differential	(7,941)	(1.8)
Tax credits	(1,853)	(0.4)
Investment tax credits	(8,997)	(2.0)
FX gain/loss	16,004	3.6
Other	(4,115)	(1.0)
Portugal
Changes in valuation allowance	(9,822)	(2.2)
Other	(318)	(0.1)
Singapore
Foreign rate differential	(24,189)	(5.4)
Qualified domestic minimum top-up tax (QDMTT)	13,200	3.0
Other	(2,308)	(0.5)
Taiwan
Tax credits	(6,290)	(1.4)
Other	376	0.1
Vietnam	5,942	1.3
Other foreign jurisdictions	3,954	0.8
Effect of cross-border tax laws
U.S. tax on foreign earnings (Subpart F)	14,492	3.3
Foreign-derived intangible income (FDII)	(9,398)	(2.2)
Other	(125)	0.0
Tax credits	(1,926)	(0.4)
Changes in valuation allowance	(13,011)	(2.9)
Nontaxable or nondeductible items	2,643	0.6
Changes in unrecognized tax benefits	2,100	0.5
Other adjustments	(1,830)	(0.4)
Insolvency payment (Note 17)	8,489	1.9
Total tax provision and effective tax rate	$68,503	15.4%
(1)California makes up the majority (greater than 50 percent) of the effect of the state and local income taxes category.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign income taxed at different rates	(2.1)	(4.2)
Foreign exchange (loss) gain	1.4	0.5
Change in valuation allowance	(1.8)	2.9
Income tax credits generated	(6.8)	(7.5)
Foreign earnings and profits	3.5	7.0
Foreign derived intangible income	(1.8)	(1.6)
Settlements and changes in uncertain tax positions	3.8	(0.5)
Other	0.3	0.8
Income tax expense	17.5%	18.4%

In 2025, we reversed $12.8 million of valuation allowance recorded against U.S. foreign tax credit carryforwards previously projected to expire unused due to the limitations to utilize the credits under current tax law. Realization of these carryforwards is dependent on generating sufficient taxable income of the appropriate foreign-source character to overcome the foreign tax credit limitation provisions. Although utilization of these carryforwards is not assured, in light of our current earnings and recent estimates of future taxable income, management believes sufficient positive evidence exists to conclude that the respective valuation allowance is no longer needed, resulting in the reversal of the valuation allowance.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, Singapore and Vietnam was subject to reduced income tax rates and, in some cases, was exempt from income taxes. The most significant tax rate impact is in Singapore where we have been granted a conditional reduced tax rate that expires at the end of 2028. Singapore’s enactment of the Pillar Two Model Rules including its QDMTT effective in 2025 adversely affected the benefit of our conditional reduced tax rate. We recognized $3.1 million, $33.2 million and $18.6 million in tax benefits as a result of the conditional reduced tax rates in 2025, 2024 and 2023, respectively. The benefit of the conditional reduced tax rates on diluted earnings per share was approximately $0.01, $0.13 and $0.08 for 2025, 2024 and 2023, respectively.

The components of our cash paid for income taxes (net of refunds) are as follows:

For the Year Ended December 31,
2025
(In thousands)
United States
Federal	$18,066
State	(70)
Foreign
Japan	6,706
Korea	13,507
Singapore	23,827
Taiwan	7,826
Other	5,859
Total	$75,721

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,484	$21,420
Tax credit carryforwards	78,329	69,373
Property, plant and equipment	20,048	18,512
Deferred interest expense	2,513	446
Accrued liabilities	43,999	37,968
Receivable	11,975	27,284
Unrealized foreign currency loss	6,842	23,769
Operating lease liabilities	13,704	14,825
Other	12,903	14,203
Total deferred tax assets	212,797	227,800
Valuation allowance	(79,356)	(107,113)
Total deferred tax assets net of valuation allowance	133,441	120,687
Deferred tax liabilities:
Property, plant and equipment	20,313	27,442
Deferred gain	2,222	3,341
Unrealized foreign currency gain	5,745	6,674
Unbilled receivables	9,854	6,508
Operating lease right of use assets	12,930	14,240
Other	7,338	6,560
Total deferred tax liabilities	58,402	64,765
Net deferred tax assets	$75,039	$55,922
Recognized as:
Other assets	$86,400	$72,488
Other non-current liabilities	(11,361)	(16,566)
Total	$75,039	$55,922

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Valuation allowance against deferred tax assets consist of the following:

	December 31,
	2025	2024
	(In thousands)
Valuation allowance:
U.S.	$33,707	$44,853
Foreign	45,649	62,260
Total valuation allowance	$79,356	$107,113

Our net operating loss carryforwards are as follows:

	December 31,
	2025	2024	Expiration
	(In thousands)
U.S. state net operating loss carryforwards	24,280	27,334	2026-2036
Foreign net operating loss carryforwards	195,347	207,203	2027-2035

At December 31, 2025 and 2024, we have a valuation allowance against certain state net operating loss carryforwards expected to expire unused. Also, we have a valuation allowance against foreign net operating loss carryforwards that we do not expect to have sufficient taxable income to realize as of December 31, 2025 and 2024.
Our tax credit carryforwards are as follows:

	December 31,
	2025	2024	Expiration
	(In thousands)
U.S. Foreign Tax Credits	$46,982	$49,639	2027-2035
U.S. Other Tax Credits	5,072	3,817	2026-2035
Foreign Tax Credits	27,564	19,543	2026-2035

At December 31, 2025 and 2024, a portion of our U.S. and foreign tax credit carryforwards were reserved with a valuation allowance for the amount expected to expire unused.

Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. We have not provided foreign withholding taxes or state income taxes on the undistributed earnings of our foreign subsidiaries, over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. For the year ended December 31, 2025, we estimate that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $156 million.
We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We have tax returns that are open to examination in various jurisdictions for tax years 2013-2025. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. In certain circumstances where we elect to appeal the results of an examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2021 and 2023 Philippine income tax returns, 2022-2024 Japan income tax returns and 2020-2021 California income tax returns.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at January 1	$36,316	$31,537	$33,253
Additions based on tax positions related to the current year	4,808	7,260	—
Additions for tax positions of prior years	709	3,761	495
Reductions for tax positions of prior years	(1,027)	(4,992)	(345)
Reductions related to settlements with tax authorities	(356)	(789)	—
Reductions from lapse of statutes of limitations	(4,334)	(461)	(1,866)
Balance at December 31	$36,116	$36,316	$31,537

At December 31, 2025, $34.9 million of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits, before interest and penalties, was $32.6 million as of December 31, 2025 and is reported as a component of other non-current liabilities. The unrecognized tax benefits presented in the table above also include positions that have reduced deferred tax assets by $3.5 million. The balance of accrued and unpaid interest and penalties was $4.4 million and $4.5 million as of December 31, 2025 and 2024, respectively, and is included as a component of other non-current liabilities in connection with our unrecognized tax benefits.

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding is reduced for treasury stock.

Diluted EPS is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, PSUs and RSUs.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computations of basic and diluted EPS:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$373,895	$354,012	$359,813

Weighted-average number of common shares outstanding — basic	247,082	246,344	245,628
Effect of dilutive securities:
Share-based awards	1,372	1,474	1,548
Weighted-average number of common shares outstanding — diluted	248,454	247,818	247,176
Net income attributable to Amkor per common share:
Basic	$1.51	$1.44	$1.46
Diluted	$1.50	$1.43	$1.46

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was anti-dilutive:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Share-based awards	7	—	2

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Investments

The following table summarizes our cash equivalents and available-for-sale debt investments:

	December 31, 2025
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$2,501	$—	$—	$2,501	$2,501	$—
Commercial paper	63,421	—	—	63,421	—	63,421
Money market funds	359,721	—	—	359,721	359,721	—
U.S. government bonds	21,988	2	—	21,990	21,990	—
Variable rate demand notes	1,007	—	—	1,007	—	1,007
Total cash equivalents (2)	448,638	2	—	448,640	384,212	64,428
Short-term investments
Asset-backed securities	69,433	118	(53)	69,498	—	69,498
Certificate of deposits	10,318	—	—	10,318	10,318	—
Commercial paper	67,967	—	—	67,967	—	67,967
Corporate bonds	334,361	592	(73)	334,880	—	334,880
Mortgage-backed securities	912	2	—	914	—	914
Municipal bonds	3,042	4	—	3,046	—	3,046
U.S. government agency bonds	8,614	—	(12)	8,602	—	8,602
U.S. government bonds	106,705	130	(15)	106,820	106,820	—
Variable rate demand notes	7,053	—	—	7,053	—	7,053
Total short-term investments	608,405	846	(153)	609,098	117,138	491,960
Total	$1,057,043	$848	$(153)	$1,057,738	$501,350	$556,388

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2024
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$53,110	$—	$—	$53,110	$—	$53,110
Corporate bonds	755	—	—	755	—	755
Money market funds	146,679	—	—	146,679	146,679	—
US government bonds	16,450	4	—	16,454	16,454	—
Total cash equivalents (2)	216,994	4	—	216,998	163,133	53,865
Short-term investments
Asset-backed securities	63,256	168	(1,038)	62,386	—	62,386
Certificate of deposits	15,121	—	—	15,121	15,121	—
Commercial paper	36,829	—	—	36,829	—	36,829
Corporate bonds	258,191	567	(101)	258,657	—	258,657
Foreign government bonds	1,590	—	—	1,590	—	1,590
Mortgage-backed securities	11,159	2	(18)	11,143	—	11,143
Municipal bonds	1,007	2	—	1,009	—	1,009
U.S. government agency bonds	11,392	—	(25)	11,367	—	11,367
U.S. government bonds	110,522	102	(170)	110,454	110,454	—
Total short-term investments	509,067	841	(1,352)	508,556	125,575	382,981
Total	$726,061	$845	$(1,352)	$725,554	$288,708	$436,846
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and we do not believe it is more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)During the years ended December 31, 2025, 2024, and 2023 we sold cash equivalent investments for proceeds of $87.5 million, $29.8 million and $47.0 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of December 31, 2025:

	Amortized Cost	Fair Value
Within 1 year	$761,960	$762,329
After 1 year through 5 years	217,678	217,937
After 5 years	7,060	7,060
Asset- and mortgage-backed securities	70,345	70,412
Total	$1,057,043	$1,057,738
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2025, the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $3.9 million. As of December 31, 2024 the amortized cost and fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.4 million.

7. Factoring of Accounts Receivable

For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the years ended December 31, 2025 and 2024, we sold accounts receivable totaling $154.4 million and $158.6 million, net of discounts and fees of $0.5 million and $0.4 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2025	2024
	(In thousands)
Land	$247,450	$246,953
Buildings and improvements	2,353,344	2,239,481
Machinery and equipment	7,946,040	7,389,787
Finance lease assets	217,855	274,302
Furniture, fixtures and other equipment	18,820	18,652
Software and computer equipment	229,769	215,031
Construction in progress	250,152	185,351
Total property, plant and equipment	11,263,430	10,569,557
Accumulated depreciation and amortization	(7,392,622)	(6,993,409)
Total property, plant and equipment, net	$3,870,808	$3,576,148

During 2025, we began construction of the Arizona Facility and incurred costs of $128.3 million, including capitalized interest of $1.8 million.

In September 2025, we amended certain finance lease agreements to accelerate the purchase of the underlying assets in October for $34.7 million, which is included in payments of finance lease obligations in our Consolidated Statements of Cash Flows. We sold these assets along with additional existing machinery and equipment in November 2025 for $103.6 million and recognized a pre-tax gain on sale of approximately $29.0 million in cost of sales and $5.2 million in research and development in our Consolidated Statements of Income.

The following table summarizes our depreciation expense:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Depreciation expense	$641,521	$594,141	$630,941
The extension in the estimated useful lives of test equipment (Note 1) reduced depreciation expense by approximately $59 million in 2024. This benefited net income by approximately $49 million and diluted earnings per share by $0.20.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Leases

The components of lease expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost	$32,002	$40,110	$70,722
Finance lease cost
Amortization of leased assets	36,468	35,290	42,345
Interest on lease liabilities	10,415	9,138	5,521
Total finance lease cost	46,883	44,428	47,866
Short-term lease cost	3,842	4,599	4,788
Variable lease cost	9,649	7,409	6,921
Net lease cost	$92,376	$96,546	$130,297
Other information related to leases was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,075	$39,111	$73,774
Operating cash flows for finance leases	10,579	8,736	5,419
Financing cash flows for finance leases	89,942	72,255	66,398

Weighted Average Remaining Lease Term (years)
Operating leases	6.5	6.0	6.1
Finance leases	4.3	3.9	3.2

Weighted Average Discount Rate
Operating leases	5.3%	5.8%	5.2%
Finance leases	6.0%	6.3%	5.7%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities were as follows:

	December 31, 2025
	Operating Leases	Finance Leases
	(In thousands)
2026	$26,317	$51,826
2027	19,237	37,904
2028	8,685	25,788
2029	6,573	27,923
2030	4,562	16,100
Thereafter	17,565	11,220
Total future minimum lease payments	82,939	170,761
Less: Imputed interest	(11,250)	(21,680)
Total	$71,689	$149,081

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
	(In thousands)
Payroll and benefits	$147,910	$121,683
Deferred revenue and customer advances	69,611	59,656
Short-term finance lease liability	44,046	55,613
Income taxes payable	32,845	35,067
Accrued interest	8,972	11,487
Accrued pension and severance obligations (Note 12)	6,996	13,091
Other accrued expenses	59,713	59,740
Total accrued expenses	$370,093	$356,337

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,
	2025	2024
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
6.625% Senior notes, due September 2027 (1)	$—	$525,000
5.875% Senior notes, due October 2033 (2)	500,000	$—
Other:
2025 Revolving Credit Facility, applicable bank rate plus 1.75%, due May 2030 (3)	—	—
Term A Loans, applicable bank rate plus 1.75%, due May 2030 (4)	500,000	—
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (5)	—	—
Term loan, fixed rate at 2.12%, due December 2028	150,000	200,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (6)	—	—
Term loan, fixed rate at 1.20%, due December 2025	—	13,868
Term loan, fixed rate at 1.23%, due December 2026	16,719	33,333
Term loan, fixed rate at 1.59%, due December 2027	40,074	59,923
Term loan, fixed rate at 1.80%, due December 2028	67,003	89,059
Term loan, fixed rate at 2.05%, due December 2029	87,295	108,779
Term loan, fixed rate at 2.42%, due December 2030 (7)	95,080	—
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75%, due June 2025	—	35,000
Term loans, SOFR plus 0.75%, due 2025 (4)	—	55,500
Term loans, SOFR plus 0.95%, due December 2026 (4)	—	44,000
	1,456,171	1,164,462
Less: Unamortized discount and deferred debt costs, net	(10,925)	(5,002)
Less: Short-term borrowings and current portion of long-term debt	(162,430)	(236,029)
Long-term debt	$1,282,816	$923,431
(1)In July 2025, we redeemed $125.0 million (the “July Redemption”) of our 2027 Notes. In October 2025, we redeemed the remaining amounts due under our 2027 Notes (the “October Redemption” and, together with the July Redemption, the “2027 Notes Redemptions”). The 2027 Notes Redemptions were funded with a portion of the net proceeds from the $500.0 million Term A Loans and a portion of the net proceeds from our issuance of the 2033 Notes. In accordance with the terms of the indenture governing the 2027 Notes, the redemption price for the 2027 Notes Redemptions was 100% of the principal amount of the 2027 Notes plus accrued and unpaid interest. As a result of the 2027 Notes Redemptions, we recorded $1.8 million in charges for the early extinguishment of debt related costs.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(2)In September 2025, we issued $500.0 million of the 2033 Notes at par value. The 2033 Notes are senior unsecured obligations guaranteed by our wholly-owned subsidiary Guardian. Interest is payable semiannually on April 1 and October 1 of each year, commencing April 1, 2026. We incurred $6.7 million of debt issuance costs associated with the 2033 Notes. The proceeds were used for the September Redemption and general corporate purposes.
(3)In May 2025, we entered into the 2025 Revolving Credit Facility, guaranteed by ATSH and Guardian, that replaced an existing revolving credit facility. The maximum borrowing capacity under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of December 31, 2025, $1.0 billion was available for future borrowings under the 2025 Revolving Credit Facility.
(4)In June 2025, we amended the 2025 Revolving Credit Facility and created the Term A Loans, which are secured and guaranteed on a pari passu basis to the revolver loans under the existing agreement. The Term A Loans have an aggregate principal amount of $500.0 million and will mature in May 2030. The payments are subject to 2.5% amortization of the original principal amount per year in 2026 and 2027, and 5% thereafter, payable quarterly, with the remaining balance due at maturity. The proceeds were used for the July Redemption, prepayment of AATS Loans and general corporate purposes.
(5)In April 2021, we entered into a ₩80 billion term loan agreement with the option to borrow and re-borrow the funds up to six times per year through April 2024 at a fixed rate of 1.85%. In May 2024, we replaced this loan by entering into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly at a fixed rate of 3.95%. As of December 31, 2025, ₩80.0 billion, or approximately $55 million, was available to be drawn.
(6)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of December 31, 2025, $3.2 million was available to be drawn.
(7)In December 2025, we borrowed ¥14.9 billion (US$96.1 million) under a new term loan agreement due December 2030, guaranteed by Amkor Technology, Inc. and our subsidiary, ATSH. Principal is due in 20 equal, quarterly installments plus accrued interest, through maturity.
Certain of our debt is collateralized by the land, buildings, equipment and capital stock of subsidiaries. As of December 31, 2025 the collateralized debt balance was $956.2 million, of which $640.4 million of assets and subsidiary capital stock were pledged as collateral.
Interest Rates

Interest is payable semiannually on our senior notes and quarterly or monthly on our other fixed- and variable-rate debt. Refer to the table above for the interest rates on our fixed-rate debt and to the table below for the interest rates on our variable-rate debt.

	December 31,
	2025	2024
Debt of Amkor Technology, Inc.:
Term A Loans, applicable bank rate plus 1.75% due May 2030	5.42%	—%
Amkor Assembly & Test (Shanghai) Co., Ltd.:
Term loans, SOFR plus 0.75% due June 2025	—%	5.15%
Term loans, SOFR plus 0.75%, due 2025	—%	5.15%
Term loans, SOFR plus 0.95%, due December 2026	—%	5.28%

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

We were in compliance with all debt covenants at December 31, 2025 and 2024.

Maturities

Total Debt
(In thousands)
Payments due for the year ending December 31,
2026	$162,430
2027	145,711
2028	138,174
2029	65,840
2030	444,016
Thereafter	500,000
Total debt	$1,456,171

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The changes to the balance of our accrued severance plan obligations are as follows:

	For the Year Ended December 31,
	2025	2024
	(In thousands)
Balance at January 1	$43,438	$47,906
Provision of severance benefits	4,686	3,142
Severance payments	(11,124)	(1,416)
Foreign currency (gain) loss	701	(6,194)
Balance at December 31	37,701	43,438
Payments remaining with the National Pension Fund	(101)	(101)
Total accrued severance plan obligations at December 31	37,600	43,337
Less current portion of accrued severance plan obligations (Note 10) (1)	6,270	12,231
Non-current portion of accrued severance plan obligations	$31,330	$31,106
(1)In December 2024, some employees accepted our offer to convert their Korean severance and defined benefit pension plan participation to a defined contribution plan. This resulted in the conversion of approximately $5 million of obligations from our Korean severance plan to a defined contribution plan, which was funded during the first quarter of 2025.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Foreign Defined Benefit Pension Plans

Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit plans (the “Plans”). Charges to expense are based upon actuarial analyses. The following table summarizes the changes to the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$159,156	$164,281
Service cost	13,312	13,645
Interest cost	5,851	5,718
Benefits paid	(3,689)	(11,320)
Actuarial (gain) loss	(729)	2,458
Effects of curtailment	(434)	(320)
Settlement	(22,939)	(883)
Foreign currency (gain) loss	6,114	(14,423)
Projected benefit obligation at December 31	156,642	159,156
Change in plan assets:
Fair value of plan assets at January 1	125,282	129,196
Actual gain (loss) on plan assets	11,932	8,918
Employer contributions	14,223	12,165
Settlement	(22,939)	(883)
Benefits paid	(3,689)	(11,320)
Foreign currency gain (loss)	5,012	(12,794)
Fair value of plan assets at December 31	129,821	125,282
Funded status of the Plans at December 31	$(26,821)	$(33,874)

	December 31,
	2025	2024
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$11,139	$5,991
Accrued benefit liability (included in pension and severance obligations) (1)	(37,960)	(39,865)
Net amount recognized at year end	$(26,821)	$(33,874)
(1)As of December 31, 2025 and 2024, $0.7 million and $0.9 million, respectively, was recognized in accrued expenses.
The accumulated benefit obligation as of December 31, 2025 and 2024 was $122.3 million and $123.4 million, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by component, the change in accumulated other comprehensive income (loss), net of tax related to our Plans:

	Prior Service Cost	Actuarial Net Gain (Loss)	Total
	(In thousands)
Balance at December 31, 2023	$602	$15,303	$15,905
Amortization and settlement gain included in net periodic pension cost	—	(388)	(388)
Net gain (loss) arising during period	—	1,053	1,053
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	665	665
Balance at December 31, 2024	$602	$15,968	$16,570
Amortization and settlement gain included in net periodic pension cost	—	(2,357)	(2,357)
Net gain (loss) arising during period	—	6,117	6,117
Adjustments to unrealized components of defined benefit pension plan included in other comprehensive income (loss)	—	3,760	3,760
Balance at December 31, 2025	$602	$19,728	$20,330
Information for pension plans with benefit obligations in excess of plan assets is as follows:

	December 31,
	2025	2024
	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$90,877	$92,191
Aggregate fair value of plan assets	52,916	52,326
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	54,324	55,646
Aggregate fair value of plan assets	21,011	20,122
The following table summarizes total pension expense:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$13,312	$13,645	$15,032
Interest cost	5,851	5,718	6,202
Expected return on plan assets	(5,213)	(5,554)	(5,144)
Recognized actuarial (gain) loss	(476)	(462)	(156)
Net periodic pension cost	13,474	13,347	15,934
Curtailment (gain) loss	(434)	(320)	(617)
Settlement (gain) loss	(2,196)	33	132
Total pension expense	$10,844	$13,060	$15,449
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligations:

	For the Year Ended December 31,
	2025	2024	2023
Discount rate for determining net periodic pension cost	3.8%	3.8%	4.2%
Discount rate for determining benefit obligations at December 31	4.2%	3.8%	3.8%
Rate of compensation increase for determining net periodic pension cost	3.8%	3.7%	3.6%
Rate of compensation increase for determining benefit obligations at December 31	3.8%	3.8%	3.7%
Expected rate of return on plan assets for determining net periodic pension cost	4.2%	4.5%	4.1%
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

	Allocation
	Debt	Equity	Other
Japan defined benefit plan	90%	8%	2%
Korea defined benefit plan	30%	20%	50%
Philippine defined benefit plan	50%	45%	5%

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy as discussed in Note 16, is as follows:

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Cash and cash equivalents	$100	$—	$100	$749	$—	$749
Equity securities	13,883	—	13,883	14,276	—	14,276
Debt securities
Government bonds	2,851	1,412	4,263	3,712	—	3,712
Corporate bonds	1,376	—	1,376	1,259	—	1,259
Treasury notes	7,231	4,720	11,951	11,881	—	11,881
Mutual and commingled funds
Equity funds	17,841	7,490	25,331	11,950	7,270	19,220
Debt funds	18,870	13,060	31,930	18,210	12,516	30,726
Guaranteed investment contracts	—	26,654	26,654	—	30,365	30,365
Taiwan retirement fund	13,503	—	13,503	12,428	—	12,428
Other, net	—	830	830	—	666	666
Total fair value of pension plan assets	$75,655	$54,166	$129,821	$74,465	$50,817	$125,282
The Taiwan retirement fund category of our plan assets represents accounts that our subsidiaries in Taiwan have in a government labor retirement fund in the custody of the Bank of Taiwan. The accounts earn a minimum guaranteed rate of return and are invested in a mix of cash, domestic and foreign equity securities and domestic and foreign debt securities.

We expect to make contributions of approximately $9 million during 2026. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

Payments
(In thousands)
2026	$9,139
2027	13,116
2028	13,549
2029	13,048
2030	15,536
2031 to 2035	97,135
Defined Contribution Plans

We sponsor defined contribution plans in Korea, Malaysia, Taiwan and the United States. Total defined contribution expense was $31.0 million, $26.5 million and $27.0 million for 2025, 2024 and 2023, respectively.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

13. Dividends

Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a regular quarterly cash dividend on our common stock. In November 2025, our Board of Directors approved a quarterly dividend of $0.08352 per share, a 1% increase from the rate set in November 2024.

14. Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax:

	Unrealized Gain (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Balance at December 31, 2023	$212	$15,905	$233	$16,350
Other comprehensive income (loss) before reclassifications	(469)	1,053	(8,783)	(8,199)
Amounts reclassified from accumulated other comprehensive income (loss)	(253)	(388)	—	(641)
Other comprehensive income (loss)	(722)	665	(8,783)	(8,840)
Balance at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,656	6,117	4,391	12,164
Amounts reclassified from accumulated other comprehensive income (loss)	(484)	(2,357)	—	(2,841)
Other comprehensive income (loss)	1,172	3,760	4,391	9,323
Balance at December 31, 2025	$662	$20,330	$(4,159)	$16,833

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2025 and 2024, our foreign exchange forward contracts consisted of the following:

	December 31, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Euro dollar	$17,880	$(6)	Accrued expenses	$—	$—	N/A
Japanese yen	253,313	(848)	Accrued expenses	254,783	$10	Other current assets
Korean won	82,752	(601)	Accrued expenses	80,260	(472)	Accrued expenses
Philippine peso	13,114	(76)	Accrued expenses	8,431	(29)	Accrued expenses
Singapore dollar	11,566	(27)	Accrued expenses	8,454	(39)	Accrued expenses
Taiwan dollar	36,598	(59)	Accrued expenses	31,150	(70)	Accrued expenses
Total forward contracts not designated as hedging instruments	$415,223	$(1,617)		$383,078	$(600)

	December 31, 2025			December 31, 2024
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$123,846	$425	Other current assets	$123,042	$(83)	Accrued expenses
Total forward contracts designated as net investment hedging instruments	$123,846	$425		$123,042	$(83)

For the years ended December 31, 2025 and 2024, we incurred a net loss of $13.2 million and $14.0 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items. For the year ended December 31, 2023, the derivatives not designated as hedging instruments resulted in a net loss of $38.6 million, which was partially offset by the foreign currency gains associated with the underlying net liabilities.

The following table presents the gain (loss) recognized on our derivatives designated as net investment hedging instruments for the years ended December 31, 2025, 2024 and 2023:

		For the Year Ended December 31,
	Location on Consolidated Financial Statements	2025	2024	2023
		(In thousands)
Difference between forward rate and spot rate of the forward contracts	Other (income) expense, net	$(5,156)	$(4,374)	$—
Changes in fair value of forward contracts	Other comprehensive income (loss)	$(324)	$1,018	$—

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

We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$511,405	$493,457	$525,562	$522,615
Revolving credit facilities and term loans (Level 2)	948,501	951,789	625,818	636,845
Total debt	$1,459,906	$1,445,246	$1,151,380	$1,159,460

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Insolvency payments associated with Nanium acquisition
In June 2025, we received $72.8 million for the Nanium Insolvency Receipt. The terms of the purchase agreement from our Nanium acquisition in May 2017 required us to remit any insolvency payments received to the selling shareholders, less certain costs, including tax costs, incurred by us. In 2025, we remitted $40.4 million to the selling shareholders. Such amounts were recorded on a net basis within selling, general and administrative expenses in our Consolidated Statements of Income and as operating cash flows within our Condensed Consolidated Statements of Cash Flows.
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

Commitments

We enter into various contracts related to the construction and development of our manufacturing facilities. As of December 31, 2025, the remaining commitments under these contracts were approximately $475 million.

In order to provide packaging and test services, we purchase materials under various long-term supply contracts. Future minimum payments to be made under these contracts for the period 2026 through 2035 are $12.1 million.

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

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net sales	$6,707,981	$6,317,692	$6,503,065
Less:
Materials cost of sales	3,700,307	3,478,752	3,584,090
Labor cost of sales	697,852	628,201	643,993
Depreciation cost of sales	584,638	534,921	576,120
Other cost of sales	786,585	742,606	755,709
Selling, general and administrative	304,471	331,806	295,393
Research and development	166,743	162,951	177,473
Interest expense	75,444	64,945	59,000
Income tax expense	68,503	75,481	81,710
Other segment items (1)	(52,678)	(57,506)	(32,554)
Segment net income	$376,116	$355,535	$362,131
(1)Other segment items included in segment net income includes interest income, foreign currency (gain) loss, net, loss on debt retirement and other (income) expense.
The following tables represent other balances included in net income or that are regularly provided to the CODM:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest income	$62,397	$65,541	$48,458
Depreciation and amortization expense	642,008	594,663	631,508
Capital expenditures	904,614	743,796	749,467

	December 31,
	2025	2024
	(In thousands)
Total assets	$8,136,309	6,944,328
Net sales by product group consist of the following:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Advanced Products	$5,555,555	$5,174,459	$5,032,859
Mainstream Products	1,152,426	1,143,233	1,470,206
Total net sales	$6,707,981	$6,317,692	$6,503,065

(1)Advanced Products include flip chip, memory and wafer-level processing and related test services.
(2)Mainstream Products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Net sales by end market consist of the following:

	For the Year Ended December 31,
	2025	2024	2023
Communications (smartphones, tablets)	46%	48%	50%
Computing (data center, infrastructure, PC/laptop, storage)	20%	19%	16%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	19%	18%	21%
Consumer (AR & gaming, connected home, home electronics, wearables)	15%	15%	13%
Total net sales	100%	100%	100%

Net sales by region based on customer headquarters location consist of the following:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Europe, Middle East and Africa	$852,805	$817,875	$1,043,880
Asia Pacific (excluding Japan)	733,454	716,344	704,520
Japan	724,613	800,713	935,620
Total foreign countries	2,310,872	2,334,932	2,684,020
United States	4,397,109	3,982,760	3,819,045
Total net sales	$6,707,981	$6,317,692	$6,503,065

In 2025, 2024 and 2023 one customer accounted for 29.8%, 30.8% and 27.7% of total net sales, respectively. In 2025 and 2024, a second customer accounted for 11.1% and 10.2% of total net sales, respectively.

Property, plant and equipment, net, based on physical location, consist of the following:

	December 31,
	2025	2024
	(In thousands)
China	$255,909	$308,889
Japan	141,543	139,126
Korea	2,098,150	1,923,953
Malaysia	47,221	55,166
Philippines	187,169	172,180
Portugal	162,916	130,653
Taiwan	352,692	322,539
Vietnam	517,847	471,581
Other foreign countries	1,465	1,553
Total foreign countries	3,764,912	3,525,640
United States	105,896	50,508
Total property, plant and equipment, net	$3,870,808	$3,576,148

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Credited) Charged to Expense	Write-offs	Balance at End of Period
	(In thousands)
Deferred tax asset valuation allowance:
Year ended at December 31, 2023	$101,869	15,838	(2,896)	$114,811
Year ended at December 31, 2024	$114,811	(3,633)	(4,065)	$107,113
Year ended at December 31, 2025	$107,113	(20,764)	(6,993)	$79,356

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to our Insider Trading Policy (the “Insider Trading Policy”) and our Code of Business Conduct (the “Code of Business Conduct”) disclosed below, is incorporated herein by reference from the material included under the captions “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The Code of Business Conduct is written and is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and our Code of Ethics for Directors, Corporate Governance Guidelines and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors are available and maintained on our website (http://www.amkor.com). We intend to disclose on our website future amendments or waivers of the Code of Business Conduct required to be disclosed pursuant to applicable rules and regulations.

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

EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan as of December 31, 2025:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (In thousands)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (In thousands)
Equity compensation plan approved by stockholders (2)	3,370	(3)	$10.10	18,145	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total equity compensation plans	3,370			18,145
(1) Calculated without taking into account shares of common stock subject to outstanding RSUs and PSUs that will become issuable as those units vest without any cash consideration or other payment required for such shares.
(2) Consists of the 2007 Plan and the 2021 Plan.
(3) Includes 2.0 million shares of common stock subject to RSUs and PSUs, which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria.
(4) Represents the number of shares of common stock available for issuance under the 2021 Plan, as adjusted to account for full-value awards, which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.5 for each full-value award previously awarded. The 2007 Plan terminated on the date of the 2021 Annual Meeting, and, accordingly, there were no shares available for future grants under the 2007 Plan as of December 31, 2025. However, if an award under the 2021 Plan or under the 2007 Plan is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the 2021 Plan on a 1:1 basis for options and stock appreciation rights and on a 1.5:1 basis for all other equity awards.
The 2021 Plan, which was approved by our stockholders at the 2021 Annual Meeting, superseded and replaced the 2007 Plan. As of December 31, 2025, a total of 18.1 million shares were available for issuance under the 2021 Plan. Shares available for issuance under our 2021 Plan can be granted pursuant to stock options, restricted stock, RSUs, stock appreciation rights, PSUs and performance shares. For additional information regarding the 2007 Plan and the 2021 Plan, see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	6/30/25	3.1	7/29/25
3.2	Amended and Restated Bylaws of Amkor Technology, Inc., effective February 20, 2025.	10-K	12/31/24	3.3	2/21/25
4.1	Specimen Common Stock Certificate.	S-1/A		4.1	3/31/98
4.2	Indenture, dated September 22, 2025, by and between Amkor Technology, Inc. and U.S. Bank Trust Company, National Association, as trustee, regarding the 5.875% Senior Notes due 2033.	8-K		4.1	9/22/25
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	12/31/19	4.3	2/19/20
10.1	Form of Indemnification Agreement for directors and officers.	S-1/A		10.1	3/31/98
10.2	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.	8-K		10.1	4/1/09
10.3	Form of Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.2	5/5/17
10.4	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.3	5/5/17
10.5	Form of Outside Director Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	3/31/17	10.4	5/5/17
10.6	Second Amended and Restated 2007 Equity Incentive Plan*	8-K		10.1	5/5/17
10.7	Amendment One to Second Amended and Restated 2007 Equity Incentive Plan*	10-Q	6/30/19	10.3	8/1/19
10.8	Form of Global Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.1	7/30/20
10.9	Form of Global Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	6/30/20	10.2	7/30/20
10.10	Form of Global Outside Director Nonstatutory Stock Option Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.1	10/30/20

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.11	Form of Global Outside Director Restricted Stock Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	10-Q	9/30/20	10.2	10/30/20
10.12	Form of Global Performance-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.1	2/5/21
10.13	Form of Global Time-Vested Restricted Stock Unit Award Agreement under the Second Amended and Restated 2007 Equity Incentive Plan.*	8-K		10.2	2/5/21
10.14	Amkor Technology, Inc. 2021 Equity Incentive Plan*	8-K		10.1	5/20/21
10.15	Amendment One to the Amkor Technology, Inc. 2021 Equity Incentive Plan*	10-K	12/31/21	10.36	2/18/22
10.16	Form of Global Non-Employee Director Nonstatutory Stock Option Award Agreement*	8-K		10.2	5/20/21
10.17	Form of Global Non-Employee Director Restricted Stock Award Agreement*	8-K		10.3	5/20/21
10.18	Form of Global Stock Option Award Agreement*	8-K		10.4	5/20/21
10.19	Form of Global Restricted Stock Award Agreement*	8-K		10.5	5/20/21
10.20	Form of Global Performance-Vested Restricted Stock Unit Award Agreement*	8-K		10.6	5/20/21
10.21	Global Performance-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten December 2023*	10-K	12/31/23	10.21	2/16/24
10.22	Global Performance-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten February 2024*	10-K	12/31/24	10.22	2/21/25
10.23	Form of Global Performance-Vested Restricted Stock Unit Award Agreement since December 2023*	10-K	12/31/23	10.22	2/16/24
10.24	Form of Global Time-Vested Restricted Stock Unit Award Agreement*	10-K	12/31/24	10.24	2/21/25
10.25	Global Time-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten December 2023*	10-K	12/31/24	10.25	2/21/25
10.26	Global Time-Vested Restricted Stock Unit Award Agreement Guillaume Marie Jean Rutten February 2024*	10-K	12/31/24	10.26	2/21/25
10.27	Form of Global Non-Employee Director Time-Vested Restricted Stock Unit Award Agreement*	10-K	12/31/21	10.35	2/18/22
10.28	Fourth Amended and Restated Non-Employee Director Compensation Policy*	10-K	12/31/24	10.30	2/21/25
10.29	Fifth Amended and Restated Non-Employee Director Compensation Policy*	10-Q	6/30/25	10.3	7/29/25
10.30	Amended and Restated Executive Incentive Bonus Plan*	8-K		10.2	5/5/17
10.31	Employment Letter Agreement, dated June 24, 2020, between Amkor Technology, Inc. and Guillaume Marie Jean Rutten.*	10-Q	6/30/20	10.3	7/30/20
10.32	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Giel Rutten*	10-K	12/31/22	10.30	2/22/23

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.33	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Megan Faust*	10-K	12/31/22	10.31	2/22/23
10.34	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Farshad Haghighi*	10-K	12/31/22	10.32	2/22/23
10.35	Executive Severance Agreement, dated November 15, 2022, between Amkor Technology, Inc. and Mark Rogers*	10-K	12/31/22	10.33	2/22/23
10.36	Executive Severance Agreement, dated February 13, 2023, between Amkor Technology, Inc. and Kevin Engel*	10-K	12/31/22	10.34	2/22/23
10.37	Retirement Agreement, dated October 21, 2025, between Amkor Technology, Inc. and Giel Rutten*	8-K		10.1	10/27/25
10.38	Employment Letter Agreement, dated October 21, 2025, between Amkor Technology, Inc. and Kevin Engel*	8-K		10.2	10/27/25
10.39	Executive Severance Agreement, dated October 21, 2025, between Amkor Technology, Inc. and Kevin Engel*	8-K		10.3	10/27/25
10.40	Credit Agreement, dated May 9, 2025, among Amkor Technology, Inc, as the Borrower, the Lenders party thereto from time to time, the L/C Issuers party thereto from time to time and Bank of America, N.A., as the Administrative Agent.	8-K		10.1	5/09/25
10.41	First Amendment to Credit Agreement, dated June 27, 2025, among Amkor Technology, Inc., as the Borrower, the Guarantors, the Non-Loan Party Equity Pledgor, the Term A-1 Lenders, the Revolving Lenders party thereto and Bank of America, N.A., as Administrative Agent.	8-K		10.1	6/27/25
19.1	Insider Trading Policy of Amkor Technology, Inc.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).					X
31.1	Certification of Kevin Engel, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**					X
97.1	Excess Compensation Recovery Policy.*	10-K	12/31/23	97.1	2/16/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
AMKOR TECHNOLOGY, INC.

By:	/s/ Kevin K. Engel
Kevin K. Engel President and Chief Executive Officer
	Date:	February 20, 2026
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin K. Engel and Megan Faust, and each of them, his or her attorneys-in-fact, and agents, each with the power of substitution, for and in the name, place and stead of such person, in any and all capacities, to sign any and all amendments to this Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin K. Engel	President and Chief Executive Officer	February 20, 2026
Kevin K. Engel	(Principal Executive Officer)

/s/ Megan Faust	Executive Vice President, Chief Financial Officer, and Treasurer	February 20, 2026
Megan Faust	(Principal Financial Officer)

/s/ Cherie Buntyn	Senior Vice President and Chief Accounting Officer	February 20, 2026
Cherie Buntyn	(Principal Accounting Officer)

/s/ Susan Y. Kim	Chairman	February 20, 2026
Susan Y. Kim

/s/ Douglas A. Alexander	Director	February 20, 2026
Douglas A. Alexander

/s/ Roger A. Carolin	Director	February 20, 2026
Roger A. Carolin

Name	Title	Date

/s/ Winston J. Churchill	Director	February 20, 2026
Winston J. Churchill

/s/ Daniel Liao	Director	February 20, 2026
Daniel Liao

/s/ MaryFrances McCourt	Director	February 20, 2026
MaryFrances McCourt

/s/ Robert R. Morse	Director	February 20, 2026
Robert R. Morse

/s/ Giel Marie Jean Rutten	Director	February 20, 2026
Giel Marie Jean Rutten

/s/ Gil C. Tily	Director	February 20, 2026
Gil C. Tily

/s/ David N. Watson	Director	February 20, 2026
David N. Watson