Form 10-Q
period 2026-03-31
AMKOR TECHNOLOGY, INC.
filed 2026-04-28
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 21, 2026 was 247,872,518.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2026, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, (15) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (16) our efforts to enlarge our customer base in certain geographic areas and markets, (17) demand for advanced packages and our technology leadership and potential growth in our end markets, (18) projects to install or integrate new information technology systems or upgrade our existing systems, (19) our expected revenue recognition, (20) the anticipated benefits from our manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (21) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (22) the receipt of government awards and incentives and the conditions and obligations thereto, (23) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (24) the impact of interest rate changes on our investment portfolio and (25) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and from time to time in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2025 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net sales	$1,684,701	$1,321,575
Cost of sales	1,445,669	1,163,992
Gross profit	239,032	157,583
Selling, general and administrative	96,987	80,408
Research and development	41,758	45,652
Total operating expenses	138,745	126,060
Operating income	100,287	31,523
Interest expense	17,710	16,809
Other (income) expense, net	(13,731)	(11,075)
Total other expense, net	3,979	5,734
Income before taxes	96,308	25,789
Income tax expense	12,342	3,936
Net income	83,966	21,853
Net income attributable to non-controlling interests	(615)	(725)
Net income attributable to Amkor	$83,351	$21,128

Net income attributable to Amkor per common share:
Basic	$0.34	$0.09
Diluted	$0.33	$0.09

Shares used in computing per common share amounts:
Basic	247,550	246,854
Diluted	249,570	247,845
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$83,966	$21,853
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(2,541)	1,127
Adjustments to unrealized components of defined benefit pension plans	(123)	(2,480)
Foreign currency translation	1,108	3,874
Total other comprehensive income (loss)	(1,556)	2,521
Comprehensive income	82,410	24,374
Comprehensive income attributable to non-controlling interests	(615)	(725)
Comprehensive income attributable to Amkor	$81,795	$23,649
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,121,183	$1,378,347
Restricted cash	175	—
Short-term investments (amortized cost of $729,328 and $612,344 in 2026 and 2025, respectively)	727,317	613,038
Accounts receivable, net of allowances	1,287,879	1,354,825
Inventories	494,620	437,797
Other current assets	120,435	100,754
Total current assets	3,751,609	3,884,761
Property, plant and equipment, net	4,150,783	3,870,808
Operating lease right of use assets	90,278	93,449
Goodwill	17,775	18,003
Restricted cash	67,804	67,776
Other assets	220,385	201,512
Total assets	$8,298,634	$8,136,309
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$157,038	$162,430
Trade accounts payable	832,101	912,766
Capital expenditures payable	488,731	243,543
Short-term operating lease liability	23,570	23,140
Accrued expenses	365,339	370,093
Total current liabilities	1,866,779	1,711,972
Long-term debt	1,257,156	1,282,816
Pension and severance obligations	67,947	69,218
Long-term operating lease liabilities	44,194	48,549
Other non-current liabilities	493,416	517,467
Total liabilities	3,729,492	3,630,022
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 294,394 and 293,756 shares issued; and 247,828 and 247,303 shares outstanding in 2026 and 2025, respectively	294	294
Additional paid-in capital	2,060,642	2,054,051
Retained earnings	2,689,683	2,627,038
Accumulated other comprehensive income (loss)	15,277	16,833
Treasury stock, at cost, 46,566 and 46,453 shares in 2026 and 2025, respectively	(232,385)	(227,110)
Total Amkor stockholders’ equity	4,533,511	4,471,106
Non-controlling interests in subsidiaries	35,631	35,181
Total equity	4,569,142	4,506,287
Total liabilities and equity	$8,298,634	$8,136,309
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2025	293,756	$294	$2,054,051	$2,627,038	$16,833	(46,453)	$(227,110)	$4,471,106	$35,181	$4,506,287
Net income	—	—	—	83,351	—	—	—	83,351	615	83,966
Other comprehensive income (loss)	—	—	—	—	(1,556)	—	—	(1,556)	—	(1,556)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(113)	(5,275)	(5,275)	—	(5,275)
Issuance of stock through share-based compensation plans	638	—	500	—		—	—	500	—	500
Share-based compensation	—	—	6,091	—	—	—	—	6,091	—	6,091
Cash dividends declared ($0.08352 per common share)	—	—	—	(20,706)	—	—	—	(20,706)	—	(20,706)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at March 31, 2026	294,394	$294	$2,060,642	$2,689,683	$15,277	(46,566)	$(232,385)	$4,533,511	$35,631	$4,569,142

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	21,128	—	—	—	21,128	725	21,853
Other comprehensive income (loss)	—	—	—	—	2,521	—	—	2,521	—	2,521
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(59)	(1,319)	(1,319)	—	(1,319)
Issuance of stock through share-based compensation plans	430	—	769	—	—	—	—	769	—	769
Share-based compensation	—	—	4,196	—	—	—	—	4,196	—	4,196
Cash Dividends declared ($0.08269 per common share)	—	—	—	(20,430)	—	—	—	(20,430)	—	(20,430)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at March 31, 2025	293,482	$293	$2,036,608	$2,335,830	$10,031	(46,427)	$(226,352)	$4,156,410	$34,180	$4,190,590

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$83,966	$21,853
Depreciation and amortization	170,903	153,821
Other operating activities and non-cash items	(5,871)	5,967
Changes in assets and liabilities	(103,911)	(157,492)
Net cash provided by operating activities	145,087	24,149
Cash flows from investing activities:
Payments for property, plant and equipment	(224,605)	(79,897)
Proceeds from sale of property, plant and equipment	7,179	4,209
Proceeds from foreign exchange forward contracts	14,899	16,674
Payments for foreign exchange forward contracts	(16,684)	(15,992)
Payments for short-term investments	(258,469)	(169,720)
Proceeds from sale of short-term investments	14,607	32,345
Proceeds from maturities of short-term investments	127,318	147,825
Other investing activities	1,036	1,502
Net cash used in investing activities	(334,719)	(63,054)
Cash flows from financing activities:
Payments of long-term debt	(27,737)	(25,493)
Payments of finance lease obligations	(14,543)	(15,659)
Payments of dividends	(20,694)	—
Other financing activities	(4,073)	(1,099)
Net cash used in financing activities	(67,047)	(42,251)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(282)	5,172
Net decrease in cash, cash equivalents and restricted cash	(256,961)	(75,984)
Cash, cash equivalents and restricted cash, beginning of period	1,446,123	1,134,312
Cash, cash equivalents and restricted cash, end of period	$1,189,162	$1,058,328
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$381,637	$202,242
Dividends declared and unpaid	—	20,423
Right of use assets acquired through operating lease liabilities	239	395
Right of use assets acquired through finance lease liabilities	4,007	10,645
Property, plant and equipment acquired through exchange and derecognition of right of use assets	5,250	11,507
Grants and incentive receivables recognized for qualified capital expenditures	37,648	2,939
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2025 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2025 Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries. Certain prior year amounts have been recast to conform to current year presentation.
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
Restricted Cash. Restricted cash mainly consists of collateral to fulfill construction requirements and funds to be used exclusively for labor costs.
Leases. Total long-term finance lease liabilities as of March 31, 2026 and December 31, 2025 were $94.6 million and $105.0 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of March 31, 2026 and December 31, 2025 were $276.3 million and $294.1 million, respectively.
Contract Liabilities. Contract liabilities were $392.4 million and $390.8 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the short-term portions of the liabilities were $81.8 million and $69.6 million, respectively. Of the remaining contract liability balance as of March 31, 2026, $283.8 million is expected to be recognized in revenue over the next 1-5 years, and $26.8 million over the next 5-10 years. Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liabilities balance at the beginning of the period was $16.8 million and $15.2 million, respectively. As of March 31, 2026, $100.0 million of standby letters of credit were issued and outstanding related to customer advance payments received.
Grant Accounting. From time to time, we may receive grants from governmental agencies. We recognize grants in our financial statements when there is reasonable assurance that we will comply with conditions attached to the grants and the grants will be received. Investment tax credits and grants receivable recorded reduce the carrying amounts of the qualifying property, plant and equipment in our Consolidated Balance Sheets. The following table presents investment tax credits and grants receivable as of March 31, 2026 and December 31, 2025:

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands)
Investment tax credits recorded in:
Other current assets	$33,604	$33,604
Other assets	25,707	—
Grants receivable recorded in:
Other current assets	243	—
Other assets	25,073	13,321
Recently Issued Standards. In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which was subsequently amended and clarified. ASU 2024-03 requires disaggregation of key expense categories such as inventory purchases, employee compensation, depreciation and intangible asset amortization in the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied either prospectively after the effective date or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this new standard on our financial statements, which is expected to result in enhanced disclosures.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Business Segments, Product Groups and End Markets
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Net sales	$1,684,701	$1,321,575
Less:
Materials cost of sales	901,773	692,748
Labor cost of sales	180,549	159,164
Depreciation cost of sales	156,132	139,869
Other cost of sales	207,215	172,211
Selling, general and administrative	96,987	80,408
Research and development	41,758	45,652
Interest expense	17,710	16,809
Income tax expense	12,342	3,936
Other segment items (1)	(13,731)	(11,075)
Segment net income	$83,966	$21,853
(1) Other segment items include interest income, foreign currency (gain) loss, net and other (income) expense.
The following tables represent other balances included in net income or that are regularly provided to the Chief Operating Decision Maker (CODM):

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest income	$16,220	$14,453
Depreciation and amortization expense	170,903	153,821
Capital expenditures	224,605	79,897

	March 31, 2026	December 31, 2025
	(In thousands)
Total assets	$8,298,634	$8,136,309
The following table presents our net sales by product group:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Advanced products (1)	$1,372,001	$1,063,617
Mainstream products (2)	312,700	257,958
Total net sales	$1,684,701	$1,321,575
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended March 31,
	2026	2025
Communications (smartphones, tablets)	44%	40%
Computing (data center, infrastructure, PC/laptop, storage)	21%	22%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	21%	21%
Consumer (AR & gaming, connected home, home electronics, wearables)	14%	17%
Total net sales	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest income	$(16,220)	$(14,453)
Foreign currency (gain) loss, net	2,486	3,760
Other, net	3	(382)
Total other (income) expense, net	$(13,731)	$(11,075)

4.    Income Taxes
Income tax expense of $12.3 million for the three months ended March 31, 2026 reflects income taxes, foreign withholding taxes, minimum taxes and certain tax credits.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $36.8 million and $36.1 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, $34.4 million of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$83,351	$21,128

Weighted-average number of common shares outstanding - basic	247,550	246,854
Effect of dilutive securities:
Share-based awards	2,020	991
Weighted-average number of common shares outstanding - diluted	249,570	247,845
Net income attributable to Amkor per common share:
Basic	$0.34	$0.09
Diluted	0.33	0.09
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Share-based awards	22	38

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2025	$662	$20,330	$(4,159)	$16,833
Other comprehensive income (loss) before reclassifications	(2,540)	74	1,108	(1,358)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(197)	—	(198)
Other comprehensive income (loss)	(2,541)	(123)	1,108	(1,556)
Accumulated other comprehensive income (loss) at March 31, 2026	$(1,879)	$20,207	$(3,051)	$15,277

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,207	(2,386)	3,874	2,695
Amounts reclassified from accumulated other comprehensive income (loss)	(80)	(94)	—	(174)
Other comprehensive income (loss)	1,127	(2,480)	3,874	2,521
Accumulated other comprehensive income (loss) at March 31, 2025	$617	$14,090	$(4,676)	$10,031
(1)    Amounts reclassified out of accumulated other comprehensive income (loss) are included as other (income) expense, net (Note 3).
(2)    Amounts reclassified out of accumulated other comprehensive income (loss) are included as a component of net periodic pension cost (Note 12) or other (income) expense, net (Note 3).
(3)    Foreign currency translation includes the gain (loss) from net investment hedges (Note 13).

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of March 31, 2026 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	March 31, 2026
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$1,452	$—	$—	$1,452	$1,452	$—
Commercial paper	50,654	—	—	50,654	—	50,654
Money market funds	188,407	—	—	188,407	188,407	—
U.S. government bonds	24,774	1	—	24,775	24,775	—
Variable rate demand notes	1,016	—	—	1,016	—	1,016
Total cash equivalents (2)	266,303	1	—	266,304	214,634	51,670
Short-term investments
Asset-backed securities	89,484	64	(130)	89,418	—	89,418
Certificate of deposits	19,431	—	—	19,431	19,431	—
Commercial paper	64,145	—	—	64,145	—	64,145
Corporate bonds	382,446	169	(1,646)	380,969	—	380,969
Foreign government bonds	6,559	—	(11)	6,548	—	6,548
Mortgage-backed securities	913	—	(2)	911	—	911
Municipal bonds	1,011	1	—	1,012	—	1,012
U.S. government agency bonds	12,713	1	(37)	12,677	—	12,677
U.S. government bonds	140,750	37	(457)	140,330	140,330	—
Variable rate demand notes	8,011	—	—	8,011	—	8,011
Total short-term investments	725,463	272	(2,283)	723,452	159,761	563,691
Total	$991,766	$273	$(2,283)	$989,756	$374,395	$615,361

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2025
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$2,501	$—	$—	$2,501	$2,501	$—
Commercial paper	63,421	—	—	63,421	—	63,421
Money market funds	359,721	—	—	359,721	359,721	—
U.S. government bonds	21,988	2	—	21,990	21,990	—
Variable rate demand notes	1,007	—	—	1,007	—	1,007
Total cash equivalents	448,638	2	—	448,640	384,212	64,428
Short-term investments
Asset-backed securities	69,433	118	(53)	69,498	—	69,498
Certificate of deposits	10,318	—	—	10,318	10,318	—
Commercial paper	67,967	—	—	67,967	—	67,967
Corporate bonds	334,361	592	(73)	334,880	—	334,880
Mortgage-backed securities	912	2	—	914	—	914
Municipal bonds	3,042	4	—	3,046	—	3,046
U.S. government agency bonds	8,614	—	(12)	8,602	—	8,602
U.S. government bonds	106,705	130	(15)	106,820	106,820	—
Variable rate demand notes	7,053	—	—	7,053	—	7,053
Total short-term investments	608,405	846	(153)	609,098	117,138	491,960
Total	$1,057,043	$848	$(153)	$1,057,738	$501,350	$556,388
(1)All unrealized losses have been in a continuous loss position for less than 12 months. We do not intend to sell the investments in an unrealized loss position, and we do not believe it is more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.
(2)For the three months ended March 31, 2026 and 2025, we sold cash equivalent investments for proceeds of $2.0 million and $2.0 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of March 31, 2026:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$607,243	$607,159
After 1 year through 5 years	286,115	284,257
After 5 years	8,011	8,011
Asset- and mortgage-backed securities	90,397	90,329
Total	$991,766	$989,756
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 31, 2026 and December 31, 2025, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $3.9 million for both periods.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three months ended March 31, 2026 and 2025, we sold receivables totaling $20.9 million and $9.4 million, respectively, net of discounts and fees, which were insignificant for the respective periods.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Land	$240,573	$247,450
Buildings and improvements	2,334,662	2,353,344
Machinery and equipment	8,167,711	7,946,040
Finance lease assets	210,868	217,855
Furniture, fixtures and other equipment	19,009	18,820
Software and computer equipment	225,627	229,769
Construction in progress	368,538	250,152
Total property, plant and equipment	11,566,988	11,263,430
Accumulated depreciation and amortization	(7,416,205)	(7,392,622)
Total property, plant and equipment, net	$4,150,783	$3,870,808

The following table summarizes our depreciation expense:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Depreciation expense	$170,780	$153,699

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Payroll and benefits	$107,849	$147,910
Deferred revenue and customer advances	81,826	69,611
Income taxes payable	58,062	32,845
Short-term finance lease liability	40,925	44,046
Accrued interest	16,112	8,972
Accrued pension and severance plan obligations	6,746	6,996
Other accrued expenses	53,819	59,713
Total accrued expenses	$365,339	$370,093
11.    Debt
Short-term borrowings and long-term debt consist of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
5.875% Senior notes, due October 2033	$500,000	$500,000
Other:
2025 Revolving Credit Facility, applicable bank rate plus 1.75%, due May 2030 (1)	—	—
Term A Loans, applicable bank rate plus 1.75%, 5.45% as of March 31, 2026, due May 2030	496,875	500,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (2)	—	—
Term loan, fixed rate at 2.12%, due December 2028	150,000	150,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (3)	—	—
Term loan, fixed rate at 1.23%, due December 2026	12,380	16,719
Term loan, fixed rate at 1.59%, due December 2027	34,621	40,074
Term loan, fixed rate at 1.80%, due December 2028	60,641	67,003
Term loan, fixed rate at 2.05%, due December 2029	80,803	87,295
Term loan, fixed rate at 2.42%, due December 2030	89,182	95,080
	1,424,502	1,456,171
Less: Unamortized discount and deferred debt costs, net	(10,308)	(10,925)
Less: Short-term borrowings and current portion of long-term debt	(157,038)	(162,430)
Long-term debt	$1,257,156	$1,282,816

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)In May 2025, we entered into a $1.0 billion senior secured revolving credit facility (the “2025 Revolving Credit Facility”) guaranteed by Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) and Guardian Assets, Inc. (“Guardian”). The maximum borrowing capacity under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of March 31, 2026, $1.0 billion was available for future borrowings under the 2025 Revolving Credit Facility.
(2)In May 2024, we entered into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly at a fixed rate of 3.95%. As of March 31, 2026, ₩80.0 billion, or approximately $53 million, was available to be drawn.
(3)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of March 31, 2026, $3.2 million was available to be drawn.
Certain of our debt is collateralized by the land, buildings, equipment and capital stock of subsidiaries. As of March 31, 2026, the collateralized debt balance was $924.5 million, of which $625.6 million of assets and subsidiary capital stock were pledged as collateral.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATSH and Guardian guarantee certain indebtedness. The agreements governing our indebtedness contain affirmative and negative covenants, including, among others, covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
We were in compliance with all debt covenants at March 31, 2026.

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Service cost	$3,038	$3,261
Interest cost	1,583	1,434
Expected return on plan assets	(1,391)	(1,279)
Recognized actuarial gain	(222)	(119)
Net periodic pension cost	3,008	3,297
Curtailment gain	—	(434)
Total pension expense	$3,008	$2,863
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Defined contribution expense	$10,688	$9,304

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

As of March 31, 2026 and December 31, 2025, our foreign exchange forward contracts consisted of the following:

	March 31, 2026			December 31, 2025
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Euro dollar	$25,174	$165	Other current assets	$17,880	$(6)	Accrued expenses
Japanese yen	223,467	1,140	Other current assets	253,313	(848)	Accrued expenses
Korean won	70,103	646	Other current assets	82,752	(601)	Accrued expenses
Philippine peso	10,685	(4)	Accrued expenses	13,114	(76)	Accrued expenses
Singapore dollar	27,696	(30)	Accrued expenses	11,566	(27)	Accrued expenses
Taiwan dollar	40,666	(165)	Accrued expenses	36,598	(59)	Accrued expenses
Total forward contracts not designated as hedging instruments	$397,791	$1,752		$415,223	$(1,617)

	March 31, 2026			December 31, 2025
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$121,243	$(646)	Accrued expenses	$123,846	$425	Other current assets
Total forward contracts designated as net investment hedging instruments	$121,243	$(646)		$123,846	$425

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three months ended March 31, 2026 and 2025, we incurred a net loss of $3.6 million and $2.9 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items.
The following table presents the gain or loss recognized on our derivatives designated as net investment hedging instruments for the three months ended March 31, 2026 and 2025:

		For the Three Months Ended March 31,
	Location on Consolidated Financial Statements	2026	2025
		(In thousands)
Difference between forward rate and spot rate of the forward contracts	Other (income) expense, net	$(980)	$(1,318)
Changes in fair value of forward contracts	Other comprehensive income (loss)	$1,173	$(4,709)
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
We also measure certain assets and liabilities, including property, plant and equipment and goodwill, at fair value on a nonrecurring basis.
We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$499,070	$493,623	$511,405	$493,457
Revolving credit facilities and term loans (Level 2)	912,400	920,571	948,501	951,789
Total debt	$1,411,470	$1,414,194	$1,459,906	$1,445,246

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
Commitments
We enter into various contracts related to the construction and development of our manufacturing facilities. As of March 31, 2026, the remaining commitments under these contracts were approximately $468 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Amkor is the world’s largest U.S. headquartered outsourced semiconductor assembly and test provider (“OSAT”). We are an industry leader in developing and commercializing advanced packaging and test technologies, which we believe provide substantial value to our customers. Our primary financial objective is profitable sales growth. To achieve this goal, we are focused on leveraging our technology leadership and innovation, providing our customers with a geographically diverse manufacturing footprint, partnering with lead customers in the key markets of high-performance computing (“HPC”) and artificial intelligence (“AI”), automotive, Internet-of-Things (“IoT”) and mobile communications, selectively growing our scale and scope through strategic investments and optimizing utilization of existing assets.
Amkor is a global leader in advanced semiconductor packaging and test technologies. Our technology leadership encompasses areas such as high density fan-out (“HDFO”), 2.5D integration, advanced flip chip, fine pitch bumping, wafer-level processing and advanced system-in-package (“SiP”) solutions which support the industry’s drive toward smaller form factors, higher integration, improved performance and lower power consumption. We provide turnkey solutions that include package design, wafer bump, wafer probe, wafer back-grind, packaging, burn-in, system level and final test and drop shipment services. Our extensive line of packaging and test services covers analog, digital, logic, mixed signal, memory, sensors and radio frequency devices. This breadth of services allows customers to limit the number of suppliers and focus their resources on semiconductor design and wafer fabrication. Our commitment to technology leadership is reinforced by ongoing investment in research and development, and we intend to continue to leverage our investments in advanced technology to meet the demand for these services in key markets.
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
High performance computing supporting artificial intelligence and increasing demand for improved networking speed and storage within data centers, cloud computing, PCs and laptops are driving increasing demand for semiconductors and advanced packaging in the computing end market. Increasing semiconductor content in automobiles is driving demand for advanced packaging to enable safety features such as advanced driver assistance systems (“ADAS”), in-car computing, radar and digital cockpit features such as infotainment displays and telematics. Increasing battery voltage, higher voltage power converters, onboard chargers, automotive inverter components and microcontrollers also require innovative power packaging solutions. Hearables, watches and augmented and virtual reality devices integrate multiple functions, such as processors, sensors and connectivity devices, into small form factors, which requires innovation in advanced packaging. We have a strong position across multiple device functionalities within premium and high-tier smartphones. We are collaborating with industry leaders as smartphones transition to include artificial intelligence and drive semiconductor growth through the adoption of new wireless standards, integration of a broad range of applications, enhanced features and higher performance requirements to support increased data processing. The trend to greater functionality drives miniaturization and innovation enabled by advanced packaging.
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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities and/or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditures and other investment levels, other uses of our cash, including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and any decisions we might make to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings. As of March 31, 2026, we had cash and cash equivalents and short-term investments of $1,121.2 million and $727.3 million, respectively.
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
Financial Summary
Our net sales increased $363.1 million, or 27.5%, to $1,684.7 million for the three months ended March 31, 2026 compared to $1,321.6 million for the three months ended March 31, 2025, primarily due to growth across all end markets.
Gross margin for the three months ended March 31, 2026 increased to 14.2% compared to 11.9% for the three months ended March 31, 2025. The increase in gross margin was primarily due to higher factory utilization driven by the increase in net sales, partially offset by an increase in the proportion of products sold with higher material content and increased overhead and employee compensation costs.
Operating income margin for the three months ended March 31, 2026 increased to 6.0% compared to 2.4% for the three months ended March 31, 2025, primarily due to the increase in our gross margin discussed above.
Our capital expenditures totaled $224.6 million for the three months ended March 31, 2026 compared to $79.9 million for the three months ended March 31, 2025. Our spending was primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.
Net cash provided by operating activities was $145.1 million for the three months ended March 31, 2026 compared to $24.1 million for the three months ended March 31, 2025. This increase was primarily due to higher operating profits and changes in working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales:
Materials	53.5%	52.4%
Labor	10.7%	12.0%
Depreciation	9.3%	10.6%
Other manufacturing costs	12.3%	13.1%
Gross margin	14.2%	11.9%
Selling, general and administrative	5.8%	6.1%
Research and development	2.5%	3.5%
Operating income	6.0%	2.4%
Net income attributable to Amkor	4.9%	1.6%

Net Sales

	For the Three Months Ended March 31,
	2026	2025	Change
	(In thousands, except percentages)
Net sales	$1,684,701	$1,321,575	$363,126	27.5%
The increase in net sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to growth across all end markets. The communications and automotive and industrial end markets grew 42% and 28%, respectively, for the three months ended March 31, 2026 compared to 2025, primarily driven by increased supported content in premium tier smartphones and growth in ADAS and industrial applications, respectively. The computing and consumer end markets grew 19% and 4%, respectively, for the three months ended March 31, 2026 compared to 2025, primarily driven by strength in datacenter and traditional consumer products, respectively.
Gross Profit and Gross Margin

	For the Three Months Ended March 31,
	2026	2025	Change
	(In thousands, except percentages)
Gross profit	$239,032	$157,583	$81,449
Gross margin	14.2%	11.9%	2.3%
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
Gross profit and gross margin increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher factory utilization driven by the increase in net sales, partially offset by an increase in the proportion of products sold with higher material content and increased overhead and employee compensation costs.
Selling, General and Administrative

	For the Three Months Ended March 31,
	2026	2025	Change
	(In thousands, except percentages)
Selling, general and administrative	$96,987	$80,408	$16,579	20.6%
Selling, general and administrative expenses increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased employee compensation and software-related costs.
Research and Development

	For the Three Months Ended March 31,
	2026	2025	Change
	(In thousands, except percentages)
Research and development	$41,758	$45,652	$(3,894)	(8.5)%
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
Research and development expenses decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to projects moving into production, partially offset by development projects in new advanced packaging technologies.
Other Income and Expense

	For the Three Months Ended March 31,
	2026	2025	Change
	(In thousands, except percentages)
Interest expense	$17,710	$16,809	$901	5.4%
Interest income	(16,220)	(14,453)	(1,767)	12.2%
Foreign currency (gain) loss, net	2,486	3,760	(1,274)	(33.9)%
Other, net	3	(382)	385	>(100)%
Total other expense, net	$3,979	$5,734	$(1,755)	(30.6)%
The components of total other expense, net have remained consistent between the three months ended March 31, 2026 and the three months ended March 31, 2025.
Income Tax Expense

	For the Three Months Ended March 31,
	2026	2025	Change
	(In thousands)
Income tax expense	$12,342	$3,936	$8,406
Income tax expense, which includes foreign withholding taxes, minimum taxes and certain tax credits, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in income before income taxes.

During the three months ended March 31, 2026 and 2025, our subsidiaries in Singapore and Vietnam operated under various conditional reduced tax rates. The conditional reduced tax rates granted to certain operations in Korea expired during 2025. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $1,848.5 million. Included in our cash and short-term investments balances as of March 31, 2026 is $1,400.4 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the three months ended March 31, 2026 and 2025, we sold receivables totaling $20.9 million and $9.4 million, respectively, net of discounts and fees, which were insignificant for the respective periods.
We operate in a capital-intensive industry. Servicing our current and future customers may require that we incur significant operating expenses and make significant investments in equipment and facilities, which are generally made in advance of the related revenues and without firm customer commitments.
In December 2024, we signed a Direct Funding Agreement with the U.S. Department of Commerce (the “Commerce Department”) for the award of up to $407 million in government incentives pursuant to the CHIPS Act, and no funds have been received to date. The award requires us to achieve construction and production milestones over the next several years. In addition, we are eligible to receive a 35% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act and the One Big Beautiful Bill Act (“OBBBA”). For additional information, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

The maximum amount available to draw under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of March 31, 2026, we had availability of $1.0 billion under the 2025 Revolving Credit Facility. As of March 31, 2026, our foreign subsidiaries also had $55.9 million available to be borrowed under term loan credit facilities.
As of March 31, 2026, we had debt of $1,414.2 million, with $157.0 million payable within 12 months. As of March 31, 2026, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2026 for variable rate debt, were $357.2 million during the remaining term of the debt. Interest payment obligations payable within 12 months were $64.8 million. We were in compliance with all debt covenants as of March 31, 2026, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
Certain of our debt agreements contain affirmative and negative covenants including, among others, covenants to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio, which restrict our ability to pay dividends and could restrict our operations. These restrictions do not currently have a material impact on our ability to make dividend payments or stock repurchases.
The debt of Amkor Technology, Inc. is structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries. From time to time, Amkor Technology, Inc., ATSH and Guardian guarantee certain indebtedness.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of March 31, 2026, our total remaining operating lease obligations and finance lease obligations were $78.5 million and $154.7 million, respectively, with $26.5 million and $47.7 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of March 31, 2026, the purchase obligations were $1,034.1 million, with $947.2 million payable within 12 months.
We enter into customer advance payment agreements from time to time, some of which require standby letters of credit. As of March 31, 2026, we expect to receive approximately $300 million of advance payments over a two-year period, all of which will require standby letters of credit upon receipt. For additional information regarding our customer advance payments, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the three months ended March 31, 2026, we paid total quarterly cash dividends of $20.7 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers. During the three months ended March 31, 2026, our capital expenditures totaled $224.6 million, which are primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025, was as follows:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating activities	$145,087	$24,149
Investing activities	(334,719)	(63,054)
Financing activities	(67,047)	(42,251)
Operating activities:  Our cash flow provided by operating activities for the three months ended March 31, 2026 increased by $120.9 million compared to the three months ended March 31, 2025, primarily due to higher operating profits and changes in working capital.
Investing activities:  Our cash flow used in investing activities for the three months ended March 31, 2026 increased by $271.7 million compared to the three months ended March 31, 2025, primarily due to higher payments for property, plant and equipment and net payments for short-term investments in the current year. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:  The changes in financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were primarily due to the timing of our quarterly dividend payment for the respective periods.
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

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$145,087	$24,149
Payments for property, plant and equipment	(224,605)	(79,897)
Proceeds from sale of and grants for property, plant and equipment	8,233	5,767
Free cash flow	$(71,285)	$(49,981)
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2026 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the three months ended March 31, 2026 would have been approximately $12 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2026, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the three months ended March 31, 2026, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2026 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the three months ended March 31, 2026 would have been approximately $42 million lower.
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

Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $1.1 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2026:

	2026 - Remaining	2027	2028	2029	2030	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$123,998	$132,157	$112,374	$40,323	$18,775	$500,000	$927,627	$914,817
Average interest rate	2.0%	2.0%	2.1%	2.2%	2.4%	5.9%	4.1%
Variable rate debt	$9,375	$12,500	$25,000	$25,000	$425,000	$—	$496,875	$496,653
Average interest rate	5.4%	5.4%	5.4%	5.4%	5.4%	—%	5.4%
Total debt maturities	$133,373	$144,657	$137,374	$65,323	$443,775	$500,000	$1,424,502	$1,411,470
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Information about legal proceedings is set forth in Note 15 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in Note 17 to the 2025 Form 10-K.

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
•competition with established competitors in the packaging and test business, the internal capabilities of integrated device manufacturers (“IDMs”), and other competitors, including foundries and contract manufacturers;
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
Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for outsourced packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as communications, computing, automotive and industrial or consumer electronics, could have a material adverse effect on our business and operating results. During downturns, we have experienced, among other things, reduced demand, excess capacity and reduced sales. For example, in recent years, the macroeconomic environment has experienced uncertainty related to evolving tariff and trade policies, geopolitical tensions, inflationary pressures, labor market shortages and disputes, changes in interest rates, supply chain disruptions, foreign currency fluctuations and periods of volatility in global capital markets.
Our business may suffer if the cost, quality or supply of materials or equipment changes adversely.
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business. For example, geopolitical events, including the ongoing conflicts in the Middle East and tensions between China and Taiwan, could disrupt global supply chains and adversely affect the availability and cost of materials and equipment, and furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have impacted the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices or are unable to increase our prices sufficiently to recover inflationary price increases in materials or supplies. Some of our customers are also dependent on a limited number of suppliers for certain materials, including memory and silicon wafers. Shortages or disruptions in our customers’ supply channels, including any disruptions arising out of the conflicts in Ukraine and Israel and the Middle East or other future conflicts, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also rely on raw materials, including steel and other construction materials, in connection with construction and expansion projects, such as our Arizona Facility. Any shortages or delays in procuring such construction materials can materially delay construction milestones, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•inflation, including wage inflation, and fluctuations in energy prices and commodity prices, including gold, silver, copper and other precious metals;
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

•political instability, conflicts (such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, tensions between China and Taiwan and recent U.S. military action in Venezuela) and government shutdowns, civil disturbances and international events;
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
•international trade disputes, geopolitical tensions, increasing protectionism and economic nationalism leading to increasing export restrictions, trade barriers, tariffs, and other changes in trade policy, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges or currency manipulation;
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
•political and social conditions, and the potential for civil unrest, terrorism or other hostilities (such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, tensions between China and Taiwan and recent U.S. military action in Venezuela);
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
Many of these factors and risks are present and may be heightened within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations or retaliatory actions, including retaliatory tariffs, legal challenges or currency manipulation, which have had and may continue to have an adverse effect on our business plans and operating results. Additionally, the BIS Regulations place limitations on the ability of companies to export certain advanced computing semiconductor chips, as well as chipmaking equipment, by requiring companies to obtain licenses to export such products and equipment into China or other designated countries. These expanded export restrictions limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. Certain of Amkor’s competitors may be exempt from the BIS Regulations by virtue of being non-U.S. manufacturers. To the extent required, Amkor would evaluate pursuing export licenses and authorizations, but there can be no assurances that Amkor would obtain such licenses or authorizations on a timely or cost-effective basis or at all, or that our customers will not reroute business that would have otherwise been given to Amkor to one or more of our competitors as a result of the BIS Regulations, particularly if our competitors have, or are not required to have, required licenses or authorizations that we have not obtained. It is also possible that government agencies in China or in other countries may adopt retaliatory export control rules in response to the BIS Regulations, which could further impact our business, liquidity, results of operations, financial condition and cash flows. These restrictions have created, and these and similar restrictions may continue to create, uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect material adverse impacts on our revenues and results of operations in China and elsewhere. In addition, our success in the Chinese markets may be adversely affected by China’s evolving policies, laws and regulations, including those relating to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation and the promotion of a domestic semiconductor industry and intellectual property rights and enforcement and protection of those rights.
Over the course of 2025, the United States government announced multiple tariff changes for goods imported into the United States from numerous countries, as well as product-based sectoral tariffs. The U.S. government also announced various export control changes. Some countries countered with tariffs, export control changes or other actions, and the U.S. entered into broad trade negotiations with many countries. Many of the U.S. actions, as well as those of other countries, were subsequently paused or revised. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. We cannot predict what further actions may ultimately be taken by the U.S. with respect to tariffs, export restrictions or other trade measures, what products or entities may be subject to such actions, or what actions may be taken by other countries in response to these U.S. actions. Any of these factors could depress economic activity, restrict our access to suppliers or customers and adversely affect the semiconductor supply chain. Imposed tariffs may affect end-user demand in each geography where our customers sell their products and services, which may materially and adversely affect demand for our services, our operating results and our financial condition.
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
We depend on our information technology systems for many aspects of our business. Our systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading, replacing or maintaining software, databases or components thereof, power outages, hardware failures, interruption, failures or vulnerabilities in the systems of third-parties (including those with access to our systems or data, such as customers or vendors), computer viruses, attacks by computer hackers, ransomware, phishing or other cybersecurity attacks, telecommunication failures, user errors, malfeasance or catastrophic events. Threat actors may utilize emerging technologies, such as AI and machine learning, to compromise our information technology systems. Such events have occurred in the past and may occur in the future. Cybersecurity breaches could result in unauthorized disclosure of confidential information, disruptions to our operations and/or impacts to a third party with which we have a relationship, such as a customer or vendor, which could result in reputational, competitive, operational or other business harms as well as financial costs and regulatory action. While we have not experienced a material information security breach, we cannot be sure that such a breach will not occur in the future. The information technology systems in our factories are at varying levels of sophistication and maturity as the factories have different sets of products, processes and customer expectations. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. From time to time, we make additions or changes to our information technology systems. For example, we continue to further integrate information technology systems in our facilities in Japan into our existing systems and processes. We face risks in connection with current and future projects to install or integrate new information technology systems or upgrade our existing systems. These risks include, but are not limited to:
•delays in the design and implementation of the system;
•costs may exceed our plans and expectations; and
•disruptions resulting from the implementation, integration or cybersecurity breach of the systems may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition or harm our control environment.
For example, we are in the process of implementing a new enterprise resource planning (ERP) system. Large-scale technology implementations of this nature are inherently complex and involve significant investment in human and financial resources. Implementation of the new ERP system and related systems could result in significant potential risks, including failure of the systems to operate as designed, unexpected impacts on related systems or processes, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations and the potential inability to meet business and reporting requirements, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of March 31, 2026, our total debt balance was $1,414.2 million, of which $157.0 million was classified as a current liability and $924.5 million was collateralized indebtedness. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
As of March 31, 2026, Susan Y. Kim, the Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 122.1 million shares, or approximately 49.3%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 122.7 million shares, or approximately 49.4% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of March 31, 2026, the Kim family owns approximately 29.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
The OECD’s 2026 introduction of the Side-by-Side (“SbS”) framework may impact our future tax obligations and compliance requirements. Although the United States has been designated as a qualified SbS jurisdiction, enabling U.S.-parented companies to elect relief from certain provisions of the Pillar Two Model Rules beginning in 2026, many jurisdictions continue to require QDMTT and may adopt additional administrative rules that affect our operations. There remains significant uncertainty regarding the pace and consistency of global implementation. Our ability to accurately forecast tax obligations and the impact on our financial results may be affected.
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
The awards and incentives from the agreement with the Commerce Department pursuant to the CHIPS Act might not materialize as such awards and incentives are conditional upon achieving or maintaining certain outcomes and compliance with other obligations, are subject to reduction, termination, or clawback and would impose certain restrictions on our business.
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
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam, and the Arizona Facility is a new factory under construction in the United States. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, extreme heat, volcanoes and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services, including electricity and water; political events or instability; sanctions imposed by the U.S. and other countries in connection with geopolitical tensions; changes in trade policies, including the imposition of tariffs, export controls or other trade barriers; acts of war or armed conflict (such as ongoing war between Russia and Ukraine, conflicts in the Middle East, tensions between China and Taiwan and recent U.S. military action in Venezuela); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint may allow us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or only a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	90,948	47.75	—	—
March 1 - March 31	21,922	42.55	—	—
Total	112,870	$46.74	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On February 17, 2026, Megan Faust, Amkor’s Executive Vice President, Chief Financial Officer and Treasurer adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Ms. Faust’s Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) February 26, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Ms. Faust gives notice to terminate her Rule 10b5-1 trading arrangement. 10,000 shares of our common stock are to be sold under Ms. Faust’s Rule 10b5-1 trading arrangement.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of February 12, 2026, by and among Amkor Technology, Inc., 915 Investments, LP, and Goldman Sachs & Co. LLC, as the underwriter	8-K		1.1	2/13/26
31.1	Certification of Kevin K. Engel, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 28, 2026