Form 10-Q
period 2026-06-30
AMKOR TECHNOLOGY, INC.
filed 2026-07-28
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of July 21, 2026 was 248,452,472.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2026, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends or repurchases of our common stock, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) the conversion of convertible debt, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages and our technology leadership and potential growth in our end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated benefits from our manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (22) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (23) the receipt of government awards and incentives and the conditions and obligations thereto, (24) the effects of business, economic, political, legal and

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

regulatory impacts, conflicts or natural disasters on our global operations, (25) the impact of interest rate changes on our investment portfolio and (26) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and from time to time in our other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2025 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$1,897,965	$1,511,392	$3,582,666	$2,832,967
Cost of sales	1,579,375	1,329,495	3,025,044	2,493,487
Gross profit	318,590	181,897	557,622	339,480
Selling, general and administrative	78,904	47,922	175,891	128,330
Research and development	39,832	42,008	81,590	87,660
Total operating expenses	118,736	89,930	257,481	215,990
Operating income	199,854	91,967	300,141	123,490
Interest expense	16,971	16,810	34,681	33,619
Other (income) expense, net	(20,292)	(8,057)	(34,023)	(19,132)
Total other (income) expense, net	(3,321)	8,753	658	14,487
Income before taxes	203,175	83,214	299,483	109,003
Income tax expense	28,306	28,162	40,648	32,098
Net income	174,869	55,052	258,835	76,905
Net income attributable to non-controlling interests	(1,116)	(635)	(1,731)	(1,360)
Net income attributable to Amkor	$173,753	$54,417	$257,104	$75,545

Net income attributable to Amkor per common share:
Basic	$0.70	$0.22	$1.04	$0.31
Diluted	$0.70	$0.22	$1.03	$0.30

Shares used in computing per common share amounts:
Basic	247,912	247,090	247,732	246,973
Diluted	249,978	247,806	249,830	247,842
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$174,869	$55,052	$258,835	$76,905
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(423)	7	(2,964)	1,134
Adjustments to unrealized components of defined benefit pension plans	(123)	(95)	(246)	(2,575)
Foreign currency translation	376	2,356	1,484	6,230
Total other comprehensive income (loss)	(170)	2,268	(1,726)	4,789
Comprehensive income	174,699	57,320	257,109	81,694
Comprehensive income attributable to non-controlling interests	(1,116)	(635)	(1,731)	(1,360)
Comprehensive income attributable to Amkor	$173,583	$56,685	$255,378	$80,334
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,551,890	$1,378,347
Restricted cash	1,580	—
Short-term investments (amortized cost of $962,740 and $612,344 in 2026 and 2025, respectively)	960,272	613,038
Accounts receivable, net of allowances	1,420,353	1,354,825
Inventories	560,681	437,797
Other current assets	113,853	100,754
Total current assets	4,608,629	3,884,761
Property, plant and equipment, net	4,478,951	3,870,808
Operating lease right of use assets	84,440	93,449
Goodwill	17,356	18,003
Restricted cash	186,875	67,776
Other assets	339,863	201,512
Total assets	$9,716,114	$8,136,309
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$150,781	$162,430
Trade accounts payable	880,686	912,766
Capital expenditures payable	621,326	243,543
Short-term operating lease liability	22,766	23,140
Accrued expenses	447,291	370,093
Total current liabilities	2,122,850	1,711,972
Long-term debt	2,334,950	1,282,816
Pension and severance obligations	68,127	69,218
Long-term operating lease liabilities	38,943	48,549
Other non-current liabilities	464,416	517,467
Total liabilities	5,029,286	3,630,022
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 294,562 and 293,756 shares issued; and 247,986 and 247,303 shares outstanding in 2026 and 2025, respectively	295	294
Additional paid-in capital	2,025,469	2,054,051
Retained earnings	2,842,719	2,627,038
Accumulated other comprehensive income (loss)	15,107	16,833
Treasury stock, at cost, 46,576 and 46,453 shares in 2026 and 2025, respectively	(233,178)	(227,110)
Total Amkor stockholders’ equity	4,650,412	4,471,106
Non-controlling interests in subsidiaries	36,416	35,181
Total equity	4,686,828	4,506,287
Total liabilities and equity	$9,716,114	$8,136,309
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2026	294,394	$294	$2,060,642	$2,689,683	$15,277	(46,566)	$(232,385)	$4,533,511	$35,631	$4,569,142
Net income	—	—	—	173,753	—	—	—	173,753	1,116	174,869
Other comprehensive income (loss)	—	—	—	—	(170)	—	—	(170)	—	(170)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(10)	(793)	(793)	—	(793)
Issuance of stock through share-based compensation plans	168	1	863	—		—	—	864	—	864
Share-based compensation	—	—	8,035	—	—	—	—	8,035	—	8,035
Cash dividends declared ($0.08352 per common share)	—	—	—	(20,717)	—	—	—	(20,717)	—	(20,717)
Capped call transactions related to the issuance of convertible senior notes due 2031	—	—	(44,071)	—	—	—	—	(44,071)	—	(44,071)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(331)	(331)
Balance at June 30, 2026	294,562	$295	$2,025,469	$2,842,719	$15,107	(46,576)	$(233,178)	$4,650,412	$36,416	$4,686,828

Balance at December 31, 2025	293,756	$294	$2,054,051	$2,627,038	$16,833	(46,453)	$(227,110)	$4,471,106	$35,181	$4,506,287
Net income	—	—	—	257,104	—	—	—	257,104	1,731	258,835
Other comprehensive income (loss)	—	—	—	—	(1,726)	—	—	(1,726)	—	(1,726)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(123)	(6,068)	(6,068)	—	(6,068)
Issuance of stock through share-based compensation plans	806	1	1,363	—	—	—	—	1,364	—	1,364
Share-based compensation	—	—	14,126	—	—	—	—	14,126	—	14,126
Cash dividends declared ($0.16704 per common share)	—	—	—	(41,423)	—	—	—	(41,423)	—	(41,423)
Capped call transactions related to the issuance of convertible senior notes due 2031	—	—	(44,071)	—	—	—	—	(44,071)	—	(44,071)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(496)	(496)
Balance at June 30, 2026	294,562	$295	$2,025,469	$2,842,719	$15,107	(46,576)	$(233,178)	$4,650,412	$36,416	$4,686,828

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at March 31, 2025	293,482	$293	$2,036,608	$2,335,830	$10,031	(46,427)	$(226,352)	$4,156,410	$34,180	$4,190,590
Net income	—	—	—	54,417	—	—	—	54,417	635	55,052
Other comprehensive income (loss)	—	—	—	—	2,268	—	—	2,268	—	2,268
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(8)	(162)	(162)	—	(162)
Issuance of stock through share-based compensation plans	95	1	131	—	—	—	—	132	—	132
Share-based compensation	—	—	4,809	—	—	—	—	4,809	—	4,809
Cash Dividends declared ($0.08269 per common share)	—	—	—	(20,450)	—	—	—	(20,450)	—	(20,450)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at June 30, 2025	293,577	$294	$2,041,548	$2,369,797	$12,299	(46,435)	$(226,514)	$4,197,424	$34,650	$4,232,074

Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	75,545	—	—	—	75,545	1,360	76,905
Other comprehensive income (loss)	—	—	—	—	4,789	—	—	4,789	—	4,789
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(67)	(1,481)	(1,481)	—	(1,481)
Issuance of stock through share-based compensation plans	525	1	901	—	—	—	—	902	—	902
Share-based compensation	—	—	9,004	—	—	—	—	9,004	—	9,004
Cash Dividends declared ($0.16538 per common share)	—	—	—	(40,880)	—	—	—	(40,880)	—	(40,880)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(330)	(330)
Balance at June 30, 2025	293,577	$294	$2,041,548	$2,369,797	$12,299	(46,435)	$(226,514)	$4,197,424	$34,650	$4,232,074

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$258,835	$76,905
Depreciation and amortization	350,553	312,663
Other operating activities and non-cash items	(37,303)	1,312
Changes in assets and liabilities	(190,512)	(108,268)
Net cash provided by operating activities	381,573	282,612
Cash flows from investing activities:
Payments for property, plant and equipment	(688,425)	(226,086)
Proceeds from sale of property, plant and equipment	35,913	4,762
Proceeds from foreign exchange forward contracts	21,744	41,920
Payments for foreign exchange forward contracts	(30,958)	(28,967)
Payments for short-term investments	(774,110)	(331,393)
Proceeds from sale of short-term investments	183,384	76,021
Proceeds from maturities of short-term investments	243,651	256,266
Other investing activities	1,091	1,680
Net cash used in investing activities	(1,007,710)	(205,797)
Cash flows from financing activities:
Proceeds from long-term debt	1,150,000	500,000
Payments of long-term debt	(80,265)	(112,163)
Payments for debt issuance costs	(20,509)	(6,963)
Payments for capped call transactions	(56,350)	—
Payments of finance lease obligations	(25,354)	(30,627)
Payments of dividends	(41,403)	(40,860)
Other financing activities	(3,926)	(1,167)
Net cash provided by financing activities	922,193	308,220
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,834)	8,792
Net increase in cash, cash equivalents and restricted cash	294,222	393,827
Cash, cash equivalents and restricted cash, beginning of period	1,446,123	1,134,312
Cash, cash equivalents and restricted cash, end of period	$1,740,345	$1,528,139
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$573,539	$383,603
Right of use assets acquired through finance lease liabilities	5,957	14,009
Property, plant and equipment acquired through exchange and derecognition of right of use assets	7,903	21,578
Grants and incentive receivables recognized for qualified capital expenditures	114,903	5,454
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2025 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2025 Form 10-K. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries. Certain prior year amounts have been recast to conform to current year presentation.
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
Restricted Cash. Restricted cash mainly consists of collateral to fulfill construction requirements and funds to be used for labor costs.
Leases. Total long-term finance lease liabilities as of June 30, 2026 and December 31, 2025 were $87.5 million and $105.0 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of June 30, 2026 and December 31, 2025 were $309.1 million and $294.1 million, respectively.
Contract Liabilities. Contract liabilities were $393.0 million and $390.8 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the short-term portions of the liabilities were $93.1 million and $69.6 million, respectively. Of the remaining contract liability balance as of June 30, 2026, $284.6 million is expected to be recognized in revenue over the next 1-5 years, and $15.3 million over the next 5-10 years. Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of the period was $27.8 million and $36.6 million, respectively. As of June 30, 2026, $100.0 million of standby letters of credit were issued and outstanding related to customer advance payments received. In July 2026, we received $100.0 million of customer advance payments and issued the related standby letters of credit.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table presents investment tax credits and grants receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Investment tax credits recorded in:
Other current assets	$33,604	$33,604
Other assets	81,080	—
Grants receivable recorded in:
Other current assets	429	—
Other assets	46,884	13,321
In July 2026, certain of our subsidiaries entered into a Foreign Direct Investment Cash Support Agreement with governmental authorities in the Republic of Korea pursuant to applicable foreign investment promotion laws. The agreement provides for potential cash grants of up to approximately ₩150 billion (approximately $100 million), subject to the subsidiaries’ achievement of specified investment, employment and other performance conditions over a multi‑year period. We have not received any amounts related to this agreement.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Business Segments, Product Groups and End Markets
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net sales	$1,897,965	$1,511,392	$3,582,666	$2,832,967
Less:
Materials cost of sales	997,510	799,020	1,899,283	1,491,768
Labor cost of sales	189,131	176,886	369,680	336,050
Depreciation cost of sales	163,693	144,434	319,825	284,303
Other cost of sales	229,041	209,155	436,256	381,366
Selling, general and administrative	78,904	47,922	175,891	128,330
Research and development	39,832	42,008	81,590	87,660
Interest expense	16,971	16,810	34,681	33,619
Income tax expense	28,306	28,162	40,648	32,098
Other segment items (1)	(20,292)	(8,057)	(34,023)	(19,132)
Segment net income	$174,869	$55,052	$258,835	$76,905
(1) Other segment items include interest income, foreign currency (gain) loss, net and other (income) expense.
The following tables represent other balances included in net income or that are regularly provided to the Chief Operating Decision Maker (CODM):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Interest income	$20,172	$14,992	$36,392	$29,445
Depreciation and amortization expense	179,650	158,842	350,553	312,663
Capital expenditures	463,820	146,189	688,425	226,086

	June 30, 2026	December 31, 2025
	(In thousands)
Total assets	$9,716,114	$8,136,309
The following table presents our net sales by product group:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Advanced products (1)	$1,556,676	$1,228,678	$2,928,677	$2,292,295
Mainstream products (2)	341,289	282,714	653,989	540,672
Total net sales	$1,897,965	$1,511,392	$3,582,666	$2,832,967
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Communications (smartphones, tablets)	42%	40%	43%	40%
Computing (data center, infrastructure, PC/laptop, storage)	22%	22%	21%	22%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	22%	20%	22%	21%
Consumer (AR & gaming, connected home, home electronics, wearables)	14%	18%	14%	17%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$(20,172)	$(14,992)	$(36,392)	$(29,445)
Foreign currency (gain) loss, net	127	7,027	2,613	10,787
Other, net	(247)	(92)	(244)	(474)
Total other (income) expense, net	$(20,292)	$(8,057)	$(34,023)	$(19,132)

4.    Income Taxes
Income tax expense of $40.6 million for the six months ended June 30, 2026 reflects income taxes, foreign withholding taxes, minimum taxes and certain tax credits.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $30.1 million and $36.1 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, $27.7 million of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2013-2025. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

include 2021, 2023 and 2024 Philippine income tax returns, 2022-2024 Japan income tax returns and 2020-2021 California income tax returns.
5.    Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding is reduced for treasury stock.
Diluted EPS is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-vested restricted stock units (“PSUs”), time-vested restricted stock units (“RSUs”) and shares associated with the conversion of debt instruments.
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$173,753	$54,417	$257,104	$75,545

Weighted-average number of common shares outstanding - basic	247,912	247,090	247,732	246,973
Effect of dilutive securities:
Share-based awards	2,066	716	2,098	869
Weighted-average number of common shares outstanding - diluted	249,978	247,806	249,830	247,842
Net income attributable to Amkor per common share:
Basic	$0.70	$0.22	$1.04	$0.31
Diluted	0.70	0.22	1.03	0.30
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Share-based awards	—	984	8	378
There were no potentially dilutive common shares issuable pursuant to the $1.15 billion aggregate principal amount of our 0.00% convertible senior notes due 2031 (the “2031 Notes”) for the three and six months ended June 30, 2026, as the average market price of our common stock did not exceed the applicable conversion price during those periods. Refer to Note 11 for additional information on the 2031 Notes.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2025	$662	$20,330	$(4,159)	$16,833
Other comprehensive income (loss) before reclassifications	(2,941)	74	1,484	(1,383)
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	(320)	—	(343)
Other comprehensive income (loss)	(2,964)	(246)	1,484	(1,726)
Accumulated other comprehensive income (loss) at June 30, 2026	$(2,302)	$20,084	$(2,675)	$15,107

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,305	(2,386)	6,230	5,149
Amounts reclassified from accumulated other comprehensive income (loss)	(171)	(189)	—	(360)
Other comprehensive income (loss)	1,134	(2,575)	6,230	4,789
Accumulated other comprehensive income (loss) at June 30, 2025	$624	$13,995	$(2,320)	$12,299
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of June 30, 2026 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	June 30, 2026
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Commercial paper	$114,779	$—	$(4)	$114,775	$—	$114,775
Corporate bonds	54,948	—	(14)	54,934	—	54,934
Money market funds	332,373	—	—	332,373	332,373	—
U.S. government bonds	105,285	—	(5)	105,280	105,280	—
Total cash equivalents (2)	607,385	—	(23)	607,362	437,653	169,709
Short-term investments
Asset-backed securities	61,072	24	(151)	60,945	—	60,945
Certificate of deposits	15,000	—	—	15,000	15,000	—
Commercial paper	119,427	—	—	119,427	—	119,427
Corporate bonds	445,447	84	(1,415)	444,116	—	444,116
Foreign government bonds	5,627	—	(19)	5,608	—	5,608
Municipal bonds	1,022	—	—	1,022	—	1,022
U.S. government agency bonds	12,638	—	(61)	12,577	—	12,577
U.S. government bonds	298,427	2	(932)	297,497	297,497	—
Total short-term investments	958,660	110	(2,578)	956,192	312,497	643,695
Total	$1,566,045	$110	$(2,601)	$1,563,554	$750,150	$813,404

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
(2)For the six months ended June 30, 2026 and 2025, we sold cash equivalent investments for proceeds of $17.8 million and $7.5 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of June 30, 2026:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,294,883	$1,294,389
After 1 year through 5 years	210,090	208,220
Asset-backed securities	61,072	60,945
Total	$1,566,045	$1,563,554
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2026, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.1 million and $4.0 million, respectively. As of December 31, 2025, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $3.9 million.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the three and six months ended June 30, 2026, we sold receivables totaling $9.5 million and $30.4 million, respectively, net of discounts and fees, which were insignificant for the respective periods. For the three and six months ended June 30, 2025, we sold receivables totaling $16.1 million and $25.5 million, respectively, net of discounts and fees, which were insignificant for the respective periods.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Land	$240,204	$247,450
Buildings and improvements	2,336,365	2,353,344
Machinery and equipment	8,331,023	7,946,040
Finance lease assets	206,215	217,855
Furniture, fixtures and other equipment	19,098	18,820
Software and computer equipment	228,979	229,769
Construction in progress	629,026	250,152
Total property, plant and equipment	11,990,910	11,263,430
Accumulated depreciation and amortization	(7,511,959)	(7,392,622)
Total property, plant and equipment, net	$4,478,951	$3,870,808

As of June 30, 2026, we incurred costs of $333.6 million, including capitalized interest of $5.4 million, related to construction of the Arizona Facility.

In May 2026, we entered into an agreement to purchase approximately 67 additional acres of land for the Arizona Facility for approximately $33 million. The transaction is expected to close in the fourth quarter of 2026.

The following table summarizes our depreciation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation expense	$179,526	$158,720	$350,305	$312,418

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Payroll and benefits	$136,385	$147,910
Income taxes payable	96,023	32,845
Deferred revenue and customer advances	93,124	69,611
Short-term finance lease liability	39,099	44,046
Accrued interest	7,959	8,972
Accrued pension and severance plan obligations	6,803	6,996
Other accrued expenses	67,898	59,713
Total accrued expenses	$447,291	$370,093
11.    Debt
Short-term borrowings and long-term debt consist of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
5.875% Senior notes, due October 2033	$500,000	$500,000
0.00% Convertible senior notes, due July 2031 (1)	1,150,000	—
Other:
2025 Revolving Credit Facility, applicable bank rate plus 1.75%, due May 2030 (2)	—	—
Term A Loans, applicable bank rate plus 1.75%, 5.48% as of June 30, 2026, due May 2030	493,750	500,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (3)	—	—
Term loan, fixed rate at 2.12%, due December 2028	125,000	150,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (4)	—	—
Term loan, fixed rate at 1.23%, due December 2026	8,059	16,719
Term loan, fixed rate at 1.59%, due December 2027	28,976	40,074
Term loan, fixed rate at 1.80%, due December 2028	53,830	67,003
Term loan, fixed rate at 2.05%, due December 2029	73,639	87,295
Term loan, fixed rate at 2.42%, due December 2030	82,497	95,080
	2,515,751	1,456,171
Less: Unamortized discount and deferred debt costs, net	(30,020)	(10,925)
Less: Short-term borrowings and current portion of long-term debt	(150,781)	(162,430)
Long-term debt	$2,334,950	$1,282,816

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)In May 2026, we issued the 2031 Notes, which included the exercise in full of the option granted to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of the 2031 Notes. The 2031 Notes are senior, unsecured obligations guaranteed by our wholly-owned subsidiary Guardian Assets, Inc. (“Guardian”). The 2031 Notes will mature on July 15, 2031, unless earlier repurchased, redeemed or converted. We incurred $21.0 million of debt issuance costs associated with the 2031 Notes. As of June 30, 2026, the effective interest rate for the 2031 Notes was 0.03%, primarily reflecting the accretion of debt issuance costs. The net proceeds from the offering of the 2031 Notes were used to fund the cost of entering into privately negotiated capped call transactions (the “Capped Calls”) and for general corporate purposes, including capital expenditures.
Holders may convert their notes at their option under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 and only during such fiscal quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds (x) before July 15, 2030, 150% and (y) on or after July 15, 2030, 130%, in each case, of the conversion price on each applicable trading day; (2) during the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any notes for redemption; or (4) upon the occurrence of specified corporate events. On or after April 15, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2031 Notes may convert all or any portion of their notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions. Upon conversion, we will settle conversions of the 2031 Notes by paying cash up to the aggregate principal amount of the 2031 Notes and pay or deliver, as applicable, cash or shares of our common stock, based on the applicable conversion rate(s).
As of June 30, 2026, none of the conditions permitting the holders of the 2031 Notes to convert their notes early had been met. Therefore, the 2031 Notes are classified as long-term debt.
We may not redeem the 2031 Notes prior to May 15, 2029. On or after May 15, 2029, we may redeem all or a portion of the 2031 Notes for cash at our option if certain stock price and other conditions are satisfied, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we redeem less than all of the outstanding 2031 Notes, at least $150 million aggregate principal amount of notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the 2031 Notes.
The initial conversion rate for the 2031 Notes is 9.4013 shares of common stock per $1,000 principal amount of the 2031 Notes, which represents an initial conversion price of approximately $106.37 per share of our common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their 2031 Notes in connection with a “make-whole fundamental change” (as defined in the indenture for the 2031 Notes) or a notice of redemption may be entitled to an increase in the conversion rate.
If a “fundamental change” (as defined in the indenture for the 2031 Notes) occurs, then, subject to certain conditions, noteholders may require us to repurchase their 2031 Notes for cash at a price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
The 2031 Notes include customary covenants and certain events of default after which the 2031 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.
In connection with the issuance of the 2031 Notes, we entered into the Capped Calls with certain financial institutions at an aggregate cost of approximately $56.4 million. The Capped Calls initially cover, subject to anti-dilution adjustments, approximately 10.8 million shares of common stock underlying the 2031 Notes. The

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Capped Calls can be settled in cash or shares at our option and are expected generally to reduce the potential dilution to common stock upon any conversion of the 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2031 Notes. The Capped Calls have an initial strike price of approximately $106.37 per share and an initial cap price of $139.50 per share, which are subject to certain adjustments under the terms of the Capped Calls. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included, net of tax, as a reduction to additional paid-in-capital within shareholders’ equity in the Consolidated Balance Sheets.
(2)In May 2025, we entered into a $1.0 billion senior secured revolving credit facility (the “2025 Revolving Credit Facility”) guaranteed by Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) and Guardian. The maximum borrowing capacity under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of June 30, 2026, $1.0 billion was available for future borrowings under the 2025 Revolving Credit Facility.
(3)In May 2024, we entered into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly at a fixed rate of 3.95%. As of June 30, 2026, ₩80.0 billion, or approximately $52 million, was available to be drawn.
(4)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of June 30, 2026, $3.1 million was available to be drawn.
Certain of our debt is collateralized by the land, buildings, equipment and capital stock of subsidiaries. As of June 30, 2026, the collateralized debt balance was $865.8 million, of which $611.9 million of assets and subsidiary capital stock were pledged as collateral.
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
We were in compliance with all debt covenants at June 30, 2026.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Service cost	$2,953	$3,428	$5,991	$6,689
Interest cost	1,537	1,501	3,120	2,935
Expected return on plan assets	(1,352)	(1,339)	(2,743)	(2,618)
Recognized actuarial gain	(220)	(119)	(442)	(238)
Net periodic pension cost	2,918	3,471	5,926	6,768
Curtailment gain	—	—	—	(434)
Total pension expense	$2,918	$3,471	$5,926	$6,334
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Defined contribution expense	$7,704	$7,322	$18,392	$16,627

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2026 and December 31, 2025, our foreign exchange forward contracts consisted of the following:

	June 30, 2026			December 31, 2025
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Euro dollar	$24,794	$25	Other current assets	$17,880	$(6)	Accrued expenses
Japanese yen	196,123	(971)	Accrued expenses	253,313	(848)	Accrued expenses
Korean won	101,815	(18)	Accrued expenses	82,752	(601)	Accrued expenses
Philippine peso	9,117	(16)	Accrued expenses	13,114	(76)	Accrued expenses
Singapore dollar	22,930	52	Other current assets	11,566	(27)	Accrued expenses
Taiwan dollar	49,545	15	Other current assets	36,598	(59)	Accrued expenses
Total forward contracts not designated as hedging instruments	$404,324	$(913)		$415,223	$(1,617)

	June 30, 2026			December 31, 2025
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$119,592	$588	Other current assets	$123,846	$425	Other current assets
Total forward contracts designated as net investment hedging instruments	$119,592	$588		$123,846	$425
For the three and six months ended June 30, 2026, we incurred a net loss of $2.4 million and $5.9 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items. For the three and six months ended June 30, 2025, we incurred a net loss of $3.7 million and $6.6 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the gain or loss recognized on our derivatives designated as net investment hedging instruments:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location on Consolidated Financial Statements	2026	2025	2026	2025
		(In thousands)
Difference between forward rate and spot rate of the forward contracts	Other (income) expense, net	$(928)	$(1,338)	$(1,908)	$(2,656)
Changes in fair value of forward contracts	Other comprehensive income (loss)	$2,239	$(4,146)	$3,412	$(8,855)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$502,005	$493,792	$511,405	$493,457
Convertible senior notes (Level 1)	1,367,684	1,129,682	—	—
Revolving credit facilities and term loans (Level 2)	857,313	862,257	948,501	951,789
Total debt	$2,727,002	$2,485,731	$1,459,906	$1,445,246
The estimated fair value of our senior notes and convertible senior notes is based primarily on quoted market prices reported on or near the respective balance sheet dates. The estimated fair value of our revolving credit facilities and term loans is calculated using a discounted cash flow analysis, which utilizes market-based assumptions, including forward interest rates adjusted for credit risk.
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
Commitments
We enter into various contracts related to the construction and development of our manufacturing facilities. As of June 30, 2026, the remaining commitments under these contracts were approximately $991 million.

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
Amkor’s broad and strategically located manufacturing footprint is a key differentiator, enabling us to deliver flexible, resilient and cost-effective solutions to customers worldwide. With facilities located in key manufacturing regions in Asia and Europe, we provide customers with multiple options to mitigate risk, diversify supply chains and support regionalization initiatives. As a U.S. headquartered OSAT, we are expanding our manufacturing footprint with the construction of a new facility in Arizona. Construction began in the second half of 2025, and we believe that this investment will strengthen our ability to serve customers seeking to regionalize their supply chains and will enhance our participation in U.S. semiconductor initiatives. In addition, we continue to scale production in our Vietnam facility, which opened in 2024, further increasing our capacity and operational flexibility in Asia. Our scale and geographic diversity allow us to qualify production at multiple sites and optimize asset utilization.
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
HPC supporting AI and increasing demand for improved networking speed and storage within data centers, cloud computing, PCs and laptops are driving increasing demand for semiconductors and advanced packaging in the computing end market. Increasing semiconductor content in automobiles is driving demand for advanced packaging to enable safety features such as advanced driver assistance systems (“ADAS”), in-car computing, radar and digital cockpit features such as infotainment displays and telematics. Increasing battery voltage, higher voltage power converters, onboard chargers, automotive inverter components and microcontrollers also require innovative power packaging solutions. Hearables, watches and augmented and virtual reality devices integrate multiple functions, such as processors, sensors and connectivity devices, into small form factors, which requires innovation in advanced packaging. We have a strong position across multiple device functionalities within premium and high-tier smartphones. We are collaborating with industry leaders as smartphones transition to include artificial intelligence and drive semiconductor growth through the adoption of new wireless standards, integration of a broad range of applications, enhanced features and higher performance requirements to support increased data processing. The trend to greater functionality drives miniaturization and innovation enabled by advanced packaging.
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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities and/or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditures and other investment levels, other uses of our cash, including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and any decisions we might make to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings. As of June 30, 2026, we had cash and cash equivalents and short-term investments of $1,551.9 million and $960.3 million, respectively.
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
Financial Summary
Our net sales increased $386.6 million, or 25.6%, to $1,898.0 million for the three months ended June 30, 2026 compared to $1,511.4 million for the three months ended June 30, 2025, due to growth across all end markets.
Gross margin for the three months ended June 30, 2026 increased to 16.8% compared to 12.0% for the three months ended June 30, 2025. The increase in gross margin was primarily due to higher factory utilization driven by the increase in net sales.
Operating income margin for the three months ended June 30, 2026 increased to 10.5% compared to 6.1% for the three months ended June 30, 2025, primarily due to the increase in our gross margin discussed above and a gain on disposal of fixed assets, partially offset by the net amount recognized in 2025 for a cash receipt subject to bankruptcy proceedings related to our Nanium acquisition in May 2017 (“Nanium Insolvency Receipt”).
Our capital expenditures totaled $688.4 million for the six months ended June 30, 2026 compared to $226.1 million for the six months ended June 30, 2025. Our spending was primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.
Net cash provided by operating activities was $381.6 million for the six months ended June 30, 2026 compared to $282.6 million for the six months ended June 30, 2025. This increase was primarily due to higher operating profits, partially offset by changes in working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Materials	52.6%	52.9%	53.0%	52.7%
Labor	10.0%	11.7%	10.3%	11.9%
Depreciation	8.6%	9.6%	8.9%	10.0%
Other manufacturing costs	12.0%	13.8%	12.2%	13.4%
Gross margin	16.8%	12.0%	15.6%	12.0%
Selling, general and administrative	4.2%	3.2%	4.9%	4.5%
Research and development	2.1%	2.8%	2.3%	3.1%
Operating income	10.5%	6.1%	8.4%	4.4%
Net income attributable to Amkor	9.2%	3.6%	7.2%	2.7%

Net Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Net sales	$1,897,965	$1,511,392	$386,573	25.6%	$3,582,666	$2,832,967	$749,699	26.5%
The increase in net sales for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to growth across all end markets. The communications end market grew 32% and 37% and the automotive and industrial end market grew 35% and 31% for the three and six months ended June 30, 2026 compared to 2025, respectively, primarily due to increased supported content in premium tier smartphones and growth in ADAS and industrial applications. Additionally, the computing end market grew 23% and 21% for the three and six months ended June 30, 2026 compared to 2025, respectively, primarily driven by strength in datacenter.
Gross Profit and Gross Margin

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In thousands, except percentages)
Gross profit	$318,590	$181,897	$136,693	$557,622	$339,480	$218,142
Gross margin	16.8%	12.0%	4.8%	15.6%	12.0%	3.6%
Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, there tends to be a strong relationship between our revenue levels and gross margin. Accordingly, relatively modest increases or decreases in revenue can have a significant effect on margin and on labor and other manufacturing costs as a percentage of revenue, depending on product mix, utilization, foreign currency exchange rate movements and seasonality. We have expanded our business in advanced packaging, which tends to have higher material costs than our other products. An increase in production of these higher material cost products could have an impact on our profitability, depending on overall utilization.
Gross profit and gross margin increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to higher factory utilization driven by the increase in net sales.
Selling, General and Administrative

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Selling, general and administrative	$78,904	$47,922	$30,982	64.7%	$175,891	$128,330	$47,561	37.1%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to the Nanium Insolvency Receipt recognized in 2025 and increased employee compensation costs, partially offset by a gain on disposal of fixed assets. The amount recognized from the Nanium Insolvency Receipt for the three and six months ended June 30, 2025, net of amounts remitted to the selling shareholders, was $32.4 million. The gain recognized from the disposal of fixed assets for the three and six months ended June 30, 2026 was approximately $21 million.
Research and Development

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Research and development	$39,832	$42,008	$(2,176)	(5.2)%	$81,590	$87,660	$(6,070)	(6.9)%
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
Research and development expenses decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to projects moving into production, partially offset by development projects in new advanced packaging technologies.
Other Income and Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Interest expense	$16,971	$16,810	$161	1.0%	$34,681	$33,619	$1,062	3.2%
Interest income	(20,172)	(14,992)	(5,180)	34.6%	(36,392)	(29,445)	(6,947)	23.6%
Foreign currency (gain) loss, net	127	7,027	(6,900)	(98.2)%	2,613	10,787	(8,174)	(75.8)%
Other, net	(247)	(92)	(155)	>100%	(244)	(474)	230	(48.5)%
Total other (income) expense, net	$(3,321)	$8,753	$(12,074)	>(100)%	$658	$14,487	$(13,829)	(95.5)%
Interest income increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to increases in our cash and cash equivalent and available-for-sale debt investment balances.

The changes in foreign currency (gain) loss, net for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were primarily due to the weakening of the U.S. dollar compared to the foreign currencies of our subsidiaries and the associated impact on our unhedged net monetary exposures in 2025.

Income Tax Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In thousands)
Income tax expense	$28,306	$28,162	$144	$40,648	$32,098	$8,550
Income tax expense, which includes foreign withholding taxes, minimum taxes and certain tax credits, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to an increase in income before income taxes. Income tax expense for the three months ended June 30, 2025 included discrete tax expense associated with the Nanium Insolvency Receipt.

During the six months ended June 30, 2026 and 2025, our subsidiaries in Singapore and Vietnam operated under various conditional reduced tax rates. The conditional reduced tax rates granted to certain operations in Korea expired during 2025. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
Our primary source of cash and the source of funds for our operations are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from debt or equity financings. Please refer to Note 7 and Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information on our investments and borrowings, respectively.
As of June 30, 2026, we had cash and cash equivalents and short-term investments of $2,512.2 million. Included in our cash and short-term investments balances as of June 30, 2026 is $1,269.9 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.

For certain accounts receivable, we use non-recourse factoring arrangements with third party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the six months ended June 30, 2026 and 2025, we sold receivables totaling $30.4 million and $25.5 million, respectively, net of discounts and fees, which were insignificant for the respective periods.
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
The maximum amount available to draw under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of June 30, 2026, we had availability of $1.0 billion under the 2025 Revolving Credit Facility. As of June 30, 2026, our foreign subsidiaries also had $54.7 million available to be borrowed under term loan credit facilities.
In May 2026, we issued $1.15 billion of the 2031 Notes. The 2031 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 5, 2026, between us and U.S. Bank Trust Company, National Association, as trustee. In connection with the issuance of the 2031 Notes, we entered into the Capped Calls. The net proceeds from the offering of the 2031 Notes were used to fund the cost of entering into the Capped Calls and for general corporate purposes, including capital expenditures. For additional information regarding the 2031 Notes and Capped Calls, please refer to Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
As of June 30, 2026, we had debt of $2,485.7 million, with $150.8 million payable within 12 months. As of June 30, 2026, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2026 for variable rate debt, were $333.1 million during the remaining term of the debt. Interest payment obligations payable within 12 months were $63.4 million. We were in compliance with all debt covenants as of June 30, 2026, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of June 30, 2026, our total remaining operating lease obligations and finance lease obligations were $71.6 million and $145.1 million, respectively, with $25.3 million and $45.5 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We had off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of June 30, 2026, the purchase obligations were $1,465.2 million, with $1,395.1 million payable within 12 months.
We enter into customer advance payment agreements from time to time, some of which require standby letters of credit. As of June 30, 2026, we expect to receive approximately $300 million of advance payments over a two-year period, all of which will require standby letters of credit upon receipt. In July 2026, we received $100.0 million of customer advance payments and issued the related standby letters of credit. During the same month, we separately entered into an advance payment agreement with a customer pursuant to which we expect to receive approximately $1.5 billion in 2027. For additional information regarding our customer advance payments, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the six months ended June 30, 2026, we paid total quarterly cash dividends of $41.4 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
On April 23, 2026, our Board of Directors adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. At June 30, 2026, $300.0 million was available to repurchase common stock pursuant to the Stock Repurchase Program.
Capital Resources
We make significant capital expenditures in order to service the demand of our customers. During the six months ended June 30, 2026, our capital expenditures totaled $688.4 million, which are primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.
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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025, was as follows:

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities	$381,573	$282,612
Investing activities	(1,007,710)	(205,797)
Financing activities	922,193	308,220
Operating activities:  Our cash flow provided by operating activities for the six months ended June 30, 2026 increased by $99.0 million compared to the six months ended June 30, 2025, primarily due to higher operating profits, partially offset by changes in working capital.
Investing activities:  Our cash flow used in investing activities for the six months ended June 30, 2026 increased by $801.9 million compared to the six months ended June 30, 2025, primarily due to higher payments for property, plant and equipment and net payments for short-term investments in the current year. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:  The changes in financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were primarily due to increased net debt borrowings, partially offset by payments for Capped Calls.
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

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$381,573	$282,612
Payments for property, plant and equipment	(688,425)	(226,086)
Proceeds from sale of and grants for property, plant and equipment	36,992	6,554
Free cash flow	$(269,860)	$63,080
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2026 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the six months ended June 30, 2026 would have been approximately $18 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2026, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the six months ended June 30, 2026, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2026 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the six months ended June 30, 2026 would have been approximately $84 million lower.
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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $1.5 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).

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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2026:

	2026 - Remaining	2027	2028	2029	2030	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$73,170	$130,221	$110,904	$39,373	$18,333	$1,650,000	$2,022,001	$2,231,907
Average interest rate	1.9%	2.0%	2.1%	2.2%	2.4%	1.8%	1.8%
Variable rate debt	$6,250	$12,500	$25,000	$25,000	$425,000	$—	$493,750	$495,095
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	—%	5.5%
Total debt maturities	$79,420	$142,721	$135,904	$64,373	$443,333	$1,650,000	$2,515,751	$2,727,002
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026. There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•fluctuations in interest rates and changes in credit risk;
•terms of the 2031 Notes could delay or prevent an otherwise beneficial takeover of us, may dilute the ownership interest of existing stockholders or may otherwise adversely affect the price of our common stock; and
•the Capped Calls entered into in connection with the issuance of the 2031 Notes subject us to counterparty risk.
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
Our strategy depends in part on sustained demand for advanced semiconductor packaging driven by AI, HPC and related data center applications. If the pace of AI infrastructure buildout slows, if demand for AI-related semiconductors contracts due to changes in technology, regulatory constraints on AI, shifts in customer spending priorities or otherwise or if we are unable to develop and scale the advanced packaging technologies required to serve AI and HPC applications, our results of operations could be materially and adversely affected. The current level of AI-driven demand for semiconductor packaging may not be sustained, and a reversal or significant slowdown in such demand could result in excess capacity, reduced utilization and downward pressure on average selling prices, any of which could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.
Our business may suffer if the cost, quality or supply of materials or equipment changes adversely.
We obtain the materials and equipment required for the packaging and test services performed by our factories from various vendors. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. The costs of materials used in our packaging and test services have increased and may continue to increase, which could adversely impact our business, financial condition, results of operations and cash flows. A disruption to the operations of one or more of our suppliers could extend lead times for materials and equipment and have a negative impact on our business. For example, geopolitical events, including the ongoing conflicts in the Middle East and tensions between China and Taiwan, could disrupt global supply chains and adversely affect the availability and cost of materials and equipment, and furthermore, fire, severe weather, earthquakes, flooding and tsunamis in the past have impacted the supply of specialty chemicals, substrates, silicon wafers, equipment and other supplies to the electronics industry.
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
We began delivering advanced packages from the Vietnam Facility in the third quarter of 2024, and we began construction of our Arizona Facility in the second half of 2025. While manufacturing has begun at the Vietnam Facility and construction of our Arizona Facility is underway, there can be no assurance that the actual scope, costs or benefits of these projects will be consistent with our current expectations.

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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of June 30, 2026, our total debt balance was $2,485.7 million, of which $150.8 million was classified as a current liability and $865.8 million was collateralized indebtedness. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
•dilute the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our 2031 Notes;
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
We may be unable to raise the funds necessary to repurchase the 2031 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2031 Notes, and our other indebtedness limits our ability to repurchase the 2031 Notes or to pay any cash amounts due upon their maturity or conversion.
Holders of our 2031 Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase their 2031 Notes following a “fundamental change” (as defined in the indenture for the 2031 Notes) at a cash repurchase price generally equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2031 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, all conversions of 2031 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2031 Notes or pay the cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2031 Notes or to pay the cash amounts due upon their maturity or conversion. Our failure to repurchase the 2031 Notes or to pay the cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2031 Notes. A default under the indenture governing the 2031 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2031 Notes.
Provisions in the indenture governing the 2031 Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2031 Notes and the indenture governing the 2031 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their 2031 Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture for the 2031 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2031 Notes and the indenture governing the 2031 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Transactions relating to our 2031 Notes may affect the value of our common stock.
We have the right to elect to settle conversion of the 2031 Notes either entirely in cash or in combination of cash and shares of our common stock. Our election to convert the 2031 Notes into our common stock may further dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.
In connection with the issuance of the 2031 Notes, we entered into Capped Calls with certain financial institutions (collectively, the “option counterparties”). The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2031 Notes (and are likely to do so (x) during any observation period related to a conversion of the 2031 Notes or following any repurchase of the 2031 Notes by us in connection with any redemption or fundamental change, (y) following any repurchase of the 2031 Notes by us other than in connection with any redemption or fundamental change if we elect to unwind a corresponding portion of the Capped Calls in connection with such repurchase and (z) if we otherwise unwind all or a portion of the Capped Calls). This activity could cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the Capped Calls.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past and recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated with an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
The accounting method for the 2031 Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2031 Notes on our balance sheet and accruing interest expense for the 2031 Notes may adversely affect our reported loss and financial condition.
In accordance with applicable accounting standards, we expect that the 2031 Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2031 Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2031 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2031 Notes for accounting purposes will be greater than the cash special interest or additional interest payments, if any, we will pay on the 2031 Notes, which will result in lower reported income.
Furthermore, if any of the conditions to the convertibility of the 2031 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2031 Notes as a current, rather than a long-term, liability. This reclassification, and the requirement that the principal amount of the 2031 Notes upon conversion must be paid in cash could adversely affect our liquidity.
Risks Related to Our Common Stock
Susan Y. Kim and members of her family can effectively determine or substantially influence the outcome of all matters requiring stockholder approval.
As of June 30, 2026, Susan Y. Kim, the Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 122.1 million shares, or approximately 49.2%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.6 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 122.7 million shares, or approximately 49.4% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of June 30, 2026, the Kim family owns approximately 29.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
April 1 - April 30	2,394	$47.61	—	$—
May 1 - May 31	366	71.07	—	—
June 1 - June 30	7,575	86.10	—	—
Total	10,335	$76.66	—
(a)Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.
(b)On April 23, 2026, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. Pursuant to the Stock Repurchase Program, we made no common stock purchases for the three months ended June 30, 2026, and at June 30, 2026, $300.0 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On May 8, 2026, Douglas A. Alexander, a director of Amkor, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Alexander’s Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) May 7, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Alexander gives notice to terminate his Rule 10b5-1 trading arrangement. 20,000 shares of our common stock are to be sold under Mr. Alexander’s Rule 10b5-1 trading arrangement.
On June 9, 2026, Mark N. Rogers, Amkor’s Executive Vice President, General Counsel and Corporate Secretary adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Rogers’ Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) May 28, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Rogers gives notice to terminate his Rule 10b5-1 trading arrangement. 45,000 shares of our common stock are to be sold under Mr. Rogers’ Rule 10b5-1 trading arrangement.

In July 2026, operations at our facility in Kumamoto, Japan were interrupted by earthquakes in the region. We have initiated emergency response procedures and are currently assessing the status of employee safety, facilities, manufacturing operations, and product conditions across the affected site.

Item 6.        Exhibits

		Incorporated by Reference				Included Herewith
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
4.1	Indenture, dated as of May 5, 2026, among Amkor Technology, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee	8-K		4.1	5/5/26
4.2	Form of certificate representing the 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1)	8-K		4.2	5/5/26
10.1	Form of Capped Call Transaction	8-K		10.1	5/5/26
31.1	Certification of Kevin K. Engel, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Megan Faust, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ Megan Faust
Megan Faust
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 28, 2026