Form 10-Q
period 2026-09-30
AMKOR TECHNOLOGY, INC.
filed 2026-10-27
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock as of October 20, 2026 was 247,810,189.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding (1) the amount, timing and focus of our expected capital investments in 2026, (2) our ability to fund our operating activities and financial requirements for the next twelve months, (3) the effect of changes in revenue levels and capacity utilization on our gross margin, (4) the impact of natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions on our operations, financial results and supply chain, (5) the focus of our research and development activities, (6) the anticipated impact of tax law changes in the jurisdictions in which we operate, (7) the grant and expiration of conditional reduced tax rates in jurisdictions in which we operate and expectations regarding our effective tax rate and the availability of tax incentives, (8) the creation or release of valuation allowances related to taxes in the future, (9) our repurchase or repayment of outstanding debt, (10) payment of dividends or repurchases of our common stock, (11) compliance with restrictive covenants in the indentures and agreements governing our current and future indebtedness, (12) the conversion of convertible debt, (13) liability for unrecognized tax benefits and the potential impact of our unrecognized tax benefits on our effective tax rate, (14) the effect of foreign currency exchange rate exposure on our financial results, (15) the volatility of the trading price of our common stock, (16) changes to our internal controls related to integration of acquired operations and implementation of an enterprise resource planning system, (17) our efforts to enlarge our customer base in certain geographic areas and markets, (18) demand for advanced packages and our technology leadership and potential growth in our end markets, (19) projects to install or integrate new information technology systems or upgrade our existing systems, (20) our expected revenue recognition, (21) the anticipated benefits from our manufacturing facility in Bac Ninh, Vietnam (the “Vietnam Facility”), (22) the anticipated schedule for construction of our new facility in Arizona, United States (the “Arizona Facility”), (23) the receipt of government awards

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

and incentives and the conditions and obligations thereto, (24) the effects of business, economic, political, legal and regulatory impacts, conflicts or natural disasters on our global operations, (25) the impact of interest rate changes on our investment portfolio and (26) other statements that are not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “intend,” by the negative of these terms or other comparable terminology or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A and other sections of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and from time to time in our other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2025 Form 10-K and other reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties continues or occurs, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline and you could lose part or all of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to review or update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$1,990,557	$1,986,968	$5,573,223	$4,819,935
Cost of sales	1,627,028	1,702,478	4,652,072	4,195,965
Gross profit	363,529	284,490	921,151	623,970
Selling, general and administrative	99,026	83,211	274,917	211,541
Research and development	39,792	42,352	121,382	130,012
Total operating expenses	138,818	125,563	396,299	341,553
Operating income	224,711	158,927	524,852	282,417
Interest expense	17,916	21,231	52,597	54,850
Other (income) expense, net	(23,367)	(16,701)	(57,390)	(35,833)
Total other (income) expense, net	(5,451)	4,530	(4,793)	19,017
Income before taxes	230,162	154,397	529,645	263,400
Income tax expense	39,243	27,715	79,891	59,813
Net income	190,919	126,682	449,754	203,587
Net income attributable to non-controlling interests	(306)	(93)	(2,037)	(1,453)
Net income attributable to Amkor	$190,613	$126,589	$447,717	$202,134

Net income attributable to Amkor per common share:
Basic	$0.77	$0.51	$1.81	$0.82
Diluted	$0.76	$0.51	$1.79	$0.81

Shares used in computing per common share amounts:
Basic	248,015	247,158	247,827	247,035
Diluted	249,526	248,302	249,712	248,054
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$190,919	$126,682	$449,754	$203,587
Other comprehensive income (loss), net of tax:
Adjustments to net unrealized gains (losses) on available-for-sale debt investments	(2,181)	482	(5,144)	1,616
Adjustments to unrealized components of defined benefit pension plans	(123)	(95)	(369)	(2,670)
Foreign currency translation	3,065	(797)	4,548	5,433
Total other comprehensive income (loss)	761	(410)	(965)	4,379
Comprehensive income	191,680	126,272	448,789	207,966
Comprehensive income attributable to non-controlling interests	(306)	(93)	(2,037)	(1,453)
Comprehensive income attributable to Amkor	$191,374	$126,179	$446,752	$206,513
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,603,015	$1,378,347
Restricted cash	3,611	—
Short-term investments (amortized cost of $777,891 and $612,344 in 2026 and 2025, respectively)	773,181	613,038
Accounts receivable, net of allowances	1,511,028	1,354,825
Inventories	603,792	437,797
Other current assets	125,153	100,754
Total current assets	4,619,780	3,884,761
Property, plant and equipment, net	4,697,784	3,870,808
Operating lease right of use assets	104,721	93,449
Goodwill	17,923	18,003
Restricted cash	198,118	67,776
Other assets	403,898	201,512
Total assets	$10,042,224	$8,136,309
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$149,502	$162,430
Trade accounts payable	926,205	912,766
Capital expenditures payable	496,129	243,543
Short-term operating lease liability	21,279	23,140
Accrued expenses	535,401	370,093
Total current liabilities	2,128,516	1,711,972
Long-term debt	2,317,733	1,282,816
Pension and severance obligations	73,931	69,218
Long-term operating lease liabilities	62,221	48,549
Other non-current liabilities	623,631	517,467
Total liabilities	5,206,032	3,630,022
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 295,060 and 293,756 shares issued; and 247,804 and 247,303 shares outstanding in 2026 and 2025, respectively	295	294
Additional paid-in capital	2,036,526	2,054,051
Retained earnings	3,012,625	2,627,038
Accumulated other comprehensive income (loss)	15,868	16,833
Treasury stock, at cost, 47,256 and 46,453 shares in 2026 and 2025, respectively	(265,648)	(227,110)
Total Amkor stockholders’ equity	4,799,666	4,471,106
Non-controlling interests in subsidiaries	36,526	35,181
Total equity	4,836,192	4,506,287
Total liabilities and equity	$10,042,224	$8,136,309
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2026	294,562	$295	$2,025,469	$2,842,719	$15,107	(46,576)	$(233,178)	$4,650,412	$36,416	$4,686,828
Net income	—	—	—	190,613	—	—	—	190,613	306	190,919
Other comprehensive income (loss)	—	—	—	—	761	—	—	761	—	761
Repurchase of common stock			—	—	—	(678)	(32,328)	(32,328)		(32,328)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(2)	(142)	(142)	—	(142)
Issuance of stock through share-based compensation plans	498	—	4,610	—		—	—	4,610	—	4,610
Share-based compensation	—	—	6,447	—	—	—	—	6,447	—	6,447
Cash dividends declared ($0.08352 per common share)	—	—	—	(20,707)	—	—	—	(20,707)	—	(20,707)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(196)	(196)
Balance at September 30, 2026	295,060	$295	$2,036,526	$3,012,625	$15,868	(47,256)	$(265,648)	$4,799,666	$36,526	$4,836,192

Balance at December 31, 2025	293,756	$294	$2,054,051	$2,627,038	$16,833	(46,453)	$(227,110)	$4,471,106	$35,181	$4,506,287
Net income	—	—	—	447,717	—	—	—	447,717	2,037	449,754
Other comprehensive income (loss)	—	—	—	—	(965)	—	—	(965)	—	(965)
Repurchase of common stock	—	—	—	—	—	(678)	(32,328)	(32,328)		(32,328)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(125)	(6,210)	(6,210)	—	(6,210)
Issuance of stock through share-based compensation plans	1,304	1	5,973	—	—	—	—	5,974	—	5,974
Share-based compensation	—	—	20,573	—	—	—	—	20,573	—	20,573
Cash dividends declared ($0.25056 per common share)	—	—	—	(62,130)	—	—	—	(62,130)	—	(62,130)
Capped call transactions related to the issuance of convertible senior notes due 2031	—	—	(44,071)	—	—	—	—	(44,071)	—	(44,071)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(692)	(692)
Balance at September 30, 2026	295,060	$295	$2,036,526	$3,012,625	$15,868	(47,256)	$(265,648)	$4,799,666	$36,526	$4,836,192

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Amkor Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock					Treasury Stock
	Shares	Par Value				Shares	Cost
	(In thousands)
Balance at June 30, 2025	293,577	$294	$2,041,548	$2,369,797	$12,299	(46,435)	$(226,514)	$4,197,424	$34,650	$4,232,074
Net income	—	—	—	126,589	—	—	—	126,589	93	126,682
Other comprehensive income (loss)	—	—	—	—	(410)	—	—	(410)	—	(410)
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(9)	(256)	(256)	—	(256)
Issuance of stock through share-based compensation plans	59	—	328	—	—	—	—	328	—	328
Share-based compensation	—	—	5,141	—	—	—	—	5,141	—	5,141
Cash Dividends declared ($0.08269 per common share)	—	—	—	(20,450)	—	—	—	(20,450)	—	(20,450)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(165)	(165)
Balance at September 30, 2025	293,636	$294	$2,047,017	$2,475,936	$11,889	(46,444)	$(226,770)	$4,308,366	$34,578	$4,342,944

Balance at December 31, 2024	293,052	$293	$2,031,643	$2,335,132	$7,510	(46,368)	$(225,033)	$4,149,545	$33,620	$4,183,165
Net income	—	—	—	202,134	—	—	—	202,134	1,453	203,587
Other comprehensive income (loss)	—	—	—	—	4,379	—	—	4,379	—	4,379
Treasury stock acquired through surrender of shares for tax withholding	—	—	—	—	—	(76)	(1,737)	(1,737)	—	(1,737)
Issuance of stock through share-based compensation plans	584	1	1,229	—	—	—	—	1,230	—	1,230
Share-based compensation	—	—	14,145	—	—	—	—	14,145	—	14,145
Cash Dividends declared ($0.24807 per common share)	—	—	—	(61,330)	—	—	—	(61,330)	—	(61,330)
Subsidiary dividends to non-controlling interests	—	—	—	—	—	—	—	—	(495)	(495)
Balance at September 30, 2025	293,636	$294	$2,047,017	$2,475,936	$11,889	(46,444)	$(226,770)	$4,308,366	$34,578	$4,342,944

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$449,754	$203,587
Depreciation and amortization	537,115	476,277
Other operating activities and non-cash items	(38,560)	(113)
Changes in assets and liabilities	(79,964)	(228,625)
Net cash provided by operating activities	868,345	451,126
Cash flows from investing activities:
Payments for property, plant and equipment	(1,236,806)	(472,531)
Proceeds from sale of property, plant and equipment	35,993	5,142
Proceeds from foreign exchange forward contracts	46,902	51,947
Payments for foreign exchange forward contracts	(43,245)	(45,784)
Payments for short-term investments	(951,743)	(588,012)
Proceeds from sale of short-term investments	250,404	140,961
Proceeds from maturities of short-term investments	540,639	350,819
Other investing activities	13,671	2,941
Net cash used in investing activities	(1,344,185)	(554,517)
Cash flows from financing activities:
Proceeds from long-term debt	1,150,000	1,000,000
Payments of long-term debt	(108,444)	(360,527)
Payments for debt issuance costs	(21,287)	(13,235)
Payments for capped call transactions	(56,350)	—
Payments of finance lease obligations	(35,611)	(44,246)
Payments of dividends	(62,101)	(61,299)
Payments for repurchase of common stock	(32,328)	—
Other financing activities	(367)	(1,830)
Net cash provided by financing activities	833,512	518,863
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	949	6,630
Net increase in cash, cash equivalents and restricted cash	358,621	422,102
Cash, cash equivalents and restricted cash, beginning of period	1,446,123	1,134,312
Cash, cash equivalents and restricted cash, end of period	$1,804,744	$1,556,414
Non-cash investing and financing activities:
Property, plant and equipment included in capital expenditures payable	$478,456	$354,205
Right of use assets acquired through operating lease liabilities	2,098	10,171
Right of use assets acquired through finance lease liabilities	50,837	28,485
Property, plant and equipment acquired through exchange and derecognition of right of use assets	10,144	29,255
Grants and incentive receivables recognized for qualified capital expenditures	178,603	33,261
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements
Basis of Presentation. The Consolidated Financial Statements and related disclosures as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, contained in this Form 10-Q (the “Consolidated Financial Statements”) are unaudited pursuant to the rules and regulations of the SEC. The December 31, 2025 Consolidated Balance Sheet data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods and should be read in conjunction with the financial statements included in the 2025 Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. Unless the context otherwise requires, all references to “Amkor,” “we,” “us” or “our” are to Amkor Technology, Inc. and its wholly and majority-owned subsidiaries. Certain prior year amounts have been recast to conform to current year presentation.
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
Leases. Total long-term finance lease liabilities as of September 30, 2026 and December 31, 2025 were $117.7 million and $105.0 million, respectively.
Goodwill. The balance of goodwill in the Consolidated Balance Sheets contained in this Form 10-Q reflects adjustments for foreign currency translation.
Unbilled Receivables. Total unbilled receivables as of September 30, 2026 and December 31, 2025 were $329.9 million and $294.1 million, respectively.
Contract Liabilities. Contract liabilities were $547.6 million and $390.8 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the short-term portions of the liabilities were $127.5 million and $69.6 million, respectively. Of the remaining contract liability balance as of September 30, 2026, $406.3 million is expected to be recognized in revenue over the next 1-5 years, and $13.9 million over the next 5-10 years. Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of the period was $46.3 million and $48.7 million, respectively. As of September 30, 2026, $200.0 million of standby letters of credit were issued and outstanding related to customer advance payments received.
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
In July 2026, certain of our subsidiaries entered into a Foreign Direct Investment Cash Support Agreement with governmental authorities in the Republic of Korea pursuant to applicable foreign investment promotion laws. The agreement provides for potential cash grants of up to approximately ₩150 billion (approximately $110 million), subject to the subsidiaries’ achievement of specified investment, employment and other performance conditions over a multi‑year period. Certain real property associated with the investment is pledged as collateral to secure potential repayment under the agreement. As of September 30, 2026, ₩15 billion (approximately $11 million) has been received

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
related to this agreement, which is included in restricted cash and other non-current liabilities in our Consolidated Balance Sheets.

The following table presents investment tax credits and grants receivable as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Investment tax credits recorded in:
Other current assets	$33,604	$33,604
Other assets	129,905	—
Grants receivable recorded in:
Other current assets	443	—
Other assets	61,706	13,321
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Business Segments, Product Groups and End Markets
The following table presents revenue, profit or loss and significant segment expenses for our single operating segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net sales	$1,990,557	$1,986,968	$5,573,223	$4,819,935
Less:
Materials cost of sales	1,009,293	1,142,159	2,908,576	2,633,927
Labor cost of sales	201,957	182,597	571,637	518,647
Depreciation cost of sales	171,852	149,052	491,677	433,355
Other cost of sales	243,926	228,670	680,182	610,036
Selling, general and administrative	99,026	83,211	274,917	211,541
Research and development	39,792	42,352	121,382	130,012
Interest expense	17,916	21,231	52,597	54,850
Income tax expense	39,243	27,715	79,891	59,813
Other segment items (1)	(23,367)	(16,701)	(57,390)	(35,833)
Segment net income	$190,919	$126,682	$449,754	$203,587
(1) Other segment items include interest income, foreign currency (gain) loss, net and other (income) expense.
The following tables represent other balances included in net income or that are regularly provided to the Chief Operating Decision Maker (CODM):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Interest income	$22,728	$17,109	$59,120	$46,554
Depreciation and amortization expense	186,562	163,614	537,115	476,277
Capital expenditures	548,381	246,445	1,236,806	472,531

	September 30, 2026	December 31, 2025
	(In thousands)
Total assets	$10,042,224	$8,136,309
The following table presents our net sales by product group:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Advanced products (1)	$1,631,580	$1,683,505	$4,560,257	$3,975,800
Mainstream products (2)	358,977	303,463	1,012,966	844,135
Total net sales	$1,990,557	$1,986,968	$5,573,223	$4,819,935
(1) Advanced products include flip chip, memory and wafer-level processing and related test services.
(2) Mainstream products include all other wirebond packaging and related test services.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by end market consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Communications (smartphones, tablets)	37%	51%	40%	44%
Computing (data center, infrastructure, PC/laptop, storage)	26%	19%	23%	21%
Automotive, industrial and other (ADAS, electrification, infotainment, safety)	22%	16%	22%	19%
Consumer (AR & gaming, connected home, home electronics, wearables)	15%	14%	15%	16%
Total net sales	100%	100%	100%	100%

3.    Other Income and Expense
Other income and expense consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$(22,728)	$(17,109)	$(59,120)	$(46,554)
Foreign currency (gain) loss, net	(547)	(62)	2,066	10,725
Other, net	(92)	470	(336)	(4)
Total other (income) expense, net	$(23,367)	$(16,701)	$(57,390)	$(35,833)

4.    Income Taxes
Income tax expense of $79.9 million for the nine months ended September 30, 2026 reflects income taxes, foreign withholding taxes, minimum taxes and certain tax credits.
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
Unrecognized tax benefits represent reserves for potential tax deficiencies or reductions in tax benefits that could result from federal, state or foreign tax audits. Gross unrecognized tax benefits were $29.5 million and $36.1 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, $26.9 million of our unrecognized tax benefits would reduce our effective tax rate if recognized. Our unrecognized tax benefits are subject to change for effective settlement of examinations, changes in the recognition threshold of tax positions, the expiration of statutes of limitations and other factors.
We have tax returns that are open to examination in various jurisdictions for tax years 2013-2025. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions and tax credits. There can be no assurance that the outcome of examinations will be favorable. In certain circumstances where we elect to appeal the results of an examination, we may

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

be required to make tax assessment payments to proceed with the administrative appeal process. Current examinations include 2024 Philippine income tax returns and 2020-2021 California income tax returns.
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
The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income attributable to Amkor common stockholders	$190,613	$126,589	$447,717	$202,134

Weighted-average number of common shares outstanding - basic	248,015	247,158	247,827	247,035
Effect of dilutive securities:
Share-based awards	1,511	1,144	1,885	1,019
Weighted-average number of common shares outstanding - diluted	249,526	248,302	249,712	248,054
Net income attributable to Amkor per common share:
Basic	$0.77	$0.51	$1.81	$0.82
Diluted	0.76	0.51	1.79	0.81
The following table summarizes the potential shares of common stock that were excluded from diluted EPS because the effect of including these potential shares was anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Share-based awards	7	18	17	3
There were no potentially dilutive common shares issuable pursuant to the $1.15 billion aggregate principal amount of our 0.00% convertible senior notes due 2031 (the “2031 Notes”) for the three and nine months ended September 30, 2026, as the average market price of our common stock did not exceed the applicable conversion price during those periods. Refer to Note 11 for additional information on the 2031 Notes.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, consist of the following:

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2025	$662	$20,330	$(4,159)	$16,833
Other comprehensive income (loss) before reclassifications	(5,109)	74	4,548	(487)
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	(443)	—	(478)
Other comprehensive income (loss)	(5,144)	(369)	4,548	(965)
Accumulated other comprehensive income (loss) at September 30, 2026	$(4,482)	$19,961	$389	$15,868

	Unrealized Gains (Losses) on Available-for-Sale Debt Investments (1)	Defined Benefit Pension (2)	Foreign Currency Translation (3)	Total
	(In thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$(510)	$16,570	$(8,550)	$7,510
Other comprehensive income (loss) before reclassifications	1,825	(2,386)	5,433	4,872
Amounts reclassified from accumulated other comprehensive income (loss)	(209)	(284)	—	(493)
Other comprehensive income (loss)	1,616	(2,670)	5,433	4,379
Accumulated other comprehensive income (loss) at September 30, 2025	$1,106	$13,900	$(3,117)	$11,889
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Investments
All of our available-for-sale debt investments as of September 30, 2026 are available to fund current operations and are recorded at fair value (Note 14).
The following table summarizes our cash equivalents and available-for-sale debt investments:

	September 30, 2026
					Fair Value Level
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Fair Value	Level 1	Level 2
	(In thousands)
Cash equivalents
Certificate of deposits	$2,590	$—	$—	$2,590	$2,590	$—
Commercial paper	182,338	—	—	182,338	—	182,338
Corporate bonds	58,820	1	(21)	58,800	—	58,800
Money market funds	239,687	—	—	239,687	239,687	—
U.S. government bonds	206,592	—	(18)	206,574	206,574	—
Total cash equivalents (2)	690,027	1	(39)	689,989	448,851	241,138
Short-term investments
Asset-backed securities	64,312	2	(236)	64,078	—	64,078
Certificate of deposits	13,059	—	—	13,059	13,059	—
Commercial paper	80,988	—	—	80,988	—	80,988
Corporate bonds	389,551	23	(2,905)	386,669	—	386,669
Foreign government bonds	5,657	—	(24)	5,633	—	5,633
U.S. government agency bonds	12,717	—	(146)	12,571	—	12,571
U.S. government bonds	207,572	—	(1,424)	206,148	206,148	—
Total short-term investments	773,856	25	(4,735)	769,146	219,207	549,939
Total	$1,463,883	$26	$(4,774)	$1,459,135	$668,058	$791,077

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
(2)For the nine months ended September 30, 2026 and 2025, we sold cash equivalent investments for proceeds of $21.8 million and $20.4 million, respectively, and realized no gain or loss on such sales.
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale debt investments as of September 30, 2026:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,133,374	$1,132,722
After 1 year through 5 years	266,197	262,335
Asset-backed securities	64,312	64,078
Total	$1,463,883	$1,459,135
Actual maturities can differ from contractual maturities due to various factors including whether the issuers have the right to call or prepay obligations without call or prepayment penalties, and we view our available-for-sale debt investments as available for current operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2026, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $4.0 million. As of December 31, 2025, the amortized cost and the fair market value of our held-to-maturity government bonds (Level 1) maturing within a year were $3.9 million.

8.    Factoring of Accounts Receivable
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. For the nine months ended September 30, 2026, we sold receivables totaling $30.4 million, net of discounts and fees, which were insignificant for the respective periods. For the three and nine months ended September 30, 2025, we sold receivables totaling $63.2 million and $88.7 million, respectively, net of discounts and fees, which were insignificant for the respective periods.

9.    Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Land	$240,704	$247,450
Buildings and improvements	2,381,237	2,353,344
Machinery and equipment	8,544,135	7,946,040
Finance lease assets	247,123	217,855
Furniture, fixtures and other equipment	19,390	18,820
Software and computer equipment	230,660	229,769
Construction in progress	703,195	250,152
Total property, plant and equipment	12,366,444	11,263,430
Accumulated depreciation and amortization	(7,668,660)	(7,392,622)
Total property, plant and equipment, net	$4,697,784	$3,870,808

As of September 30, 2026, we incurred costs of $553.3 million, including capitalized interest of $8.5 million, related to construction of the Arizona Facility.

In May 2026, we entered into an agreement to purchase approximately 67 additional acres of land for the Arizona Facility for approximately $33 million. The transaction is expected to close in the fourth quarter of 2026.

The following table summarizes our depreciation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation expense	$186,437	$163,493	$536,742	$475,911

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Payroll and benefits	$163,509	$147,910
Deferred revenue and customer advances	127,452	69,611
Income taxes payable	103,882	32,845
Short-term finance lease liability	43,841	44,046
Accrued interest	15,622	8,972
Accrued pension and severance obligations	7,841	6,996
Other accrued expenses	73,254	59,713
Total accrued expenses	$535,401	$370,093
11.    Debt
Short-term borrowings and long-term debt consist of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Debt of Amkor Technology, Inc.:
Senior notes:
5.875% Senior notes, due October 2033	$500,000	$500,000
0.00% Convertible senior notes, due July 2031 (1)	1,150,000	—
Other:
2025 Revolving Credit Facility, applicable bank rate plus 1.75%, due May 2030 (2)	—	—
Term A Loans, applicable bank rate plus 1.75%, 5.82% as of September 30, 2026, due May 2030	490,625	500,000
Debt of subsidiaries:
Amkor Technology Korea, Inc.:
Term loan, fixed rate at 3.95%, due May 2027 (3)	—	—
Term loan, fixed rate at 2.12%, due December 2028	125,000	150,000
Amkor Technology Japan, Inc.:
Short-term term loans, variable rate (4)	—	—
Term loan, fixed rate at 1.23%, due December 2026	4,161	16,719
Term loan, fixed rate at 1.59%, due December 2027	24,935	40,074
Term loan, fixed rate at 1.80%, due December 2028	50,029	67,003
Term loan, fixed rate at 2.05%, due December 2029	70,612	87,295
Term loan, fixed rate at 2.42%, due December 2030	80,459	95,080
	2,495,821	1,456,171
Less: Unamortized discount and deferred debt costs, net	(28,586)	(10,925)
Less: Short-term borrowings and current portion of long-term debt	(149,502)	(162,430)
Long-term debt	$2,317,733	$1,282,816

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)In May 2026, we issued the 2031 Notes, which included the exercise in full of the option granted to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of the 2031 Notes. The 2031 Notes are senior, unsecured obligations guaranteed by our wholly-owned subsidiary Guardian Assets, Inc. (“Guardian”). The 2031 Notes will mature on July 15, 2031, unless earlier repurchased, redeemed or converted. We incurred $21.0 million of debt issuance costs associated with the 2031 Notes. As of September 30, 2026, the effective interest rate for the 2031 Notes was 0.35%, primarily reflecting the accretion of debt issuance costs. The net proceeds from the offering of the 2031 Notes were used to fund the cost of entering into privately negotiated capped call transactions (the “Capped Calls”) and for general corporate purposes, including capital expenditures.
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
As of September 30, 2026, none of the conditions permitting the holders of the 2031 Notes to convert their notes early had been met. Therefore, the 2031 Notes are classified as long-term debt.
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
(2)In May 2025, we entered into a $1.0 billion senior secured revolving credit facility (the “2025 Revolving Credit Facility”) guaranteed by Amkor Technology Singapore Holding Pte. Ltd. (“ATSH”) and Guardian. The maximum borrowing capacity under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of September 30, 2026, $1.0 billion was available for future borrowings under the 2025 Revolving Credit Facility.
(3)In May 2024, we entered into a ₩80.0 billion (approximately $59 million) term loan agreement with the option to borrow and re-borrow the funds up to six times per year through May 2027. Principal is payable at maturity, and interest is payable monthly at a fixed rate of 3.95%. As of September 30, 2026, ₩80.0 billion, or approximately $59 million, was available to be drawn.
(4)We entered into various short-term term loans which mature semiannually. Principal and interest are payable in monthly installments. As of September 30, 2026, $3.2 million was available to be drawn.
Certain of our debt is collateralized by the land, buildings, equipment and capital stock of subsidiaries. As of September 30, 2026, the collateralized debt balance was $845.8 million, of which $600.2 million of assets and subsidiary capital stock were pledged as collateral.
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
We were in compliance with all debt covenants at September 30, 2026.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.    Pension Plans
Foreign Defined Benefit Pension Plans
Our subsidiaries in Japan, Korea, Malaysia, the Philippines and Taiwan sponsor defined benefit pension plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit pension plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Service cost	$3,071	$3,356	$9,062	$10,045
Interest cost	1,585	1,475	4,705	4,410
Expected return on plan assets	(1,391)	(1,316)	(4,134)	(3,934)
Recognized actuarial gain	(221)	(120)	(663)	(358)
Net periodic pension cost	3,044	3,395	8,970	10,163
Curtailment gain	—	—	—	(434)
Total pension expense	$3,044	$3,395	$8,970	$9,729
The components of net periodic pension cost other than the service cost component are included in other (income) expense, net in our Consolidated Statements of Income.
Defined Contribution Pension Plans
We sponsor defined contribution pension plans in Korea, Malaysia, Taiwan and the U.S. The following table summarizes our defined contribution expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Defined contribution expense	$8,818	$7,384	$27,210	$24,010

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2026 and December 31, 2025, our foreign exchange forward contracts consisted of the following:

	September 30, 2026			December 31, 2025
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts not designated as hedging instruments
Euro dollar	$27,143	$(30)	Accrued expenses	$17,880	$(6)	Accrued expenses
Japanese yen	176,356	226	Other current assets	253,313	(848)	Accrued expenses
Korean won	116,540	(208)	Accrued expenses	82,752	(601)	Accrued expenses
Philippine peso	11,407	(36)	Accrued expenses	13,114	(76)	Accrued expenses
Singapore dollar	25,455	23	Other current assets	11,566	(27)	Accrued expenses
Taiwan dollar	51,488	(6)	Accrued expenses	36,598	(59)	Accrued expenses
Total forward contracts not designated as hedging instruments	$408,389	$(31)		$415,223	$(1,617)

	September 30, 2026			December 31, 2025
	Notional Value	Fair Value (Level 2)	Balance Sheet Location	Notional Value	Fair Value (Level 2)	Balance Sheet Location
	(In thousands)
Forward contracts designated as net investment hedging instruments
Japanese yen	$122,757	$(123)	Accrued expenses	$123,846	$425	Other current assets
Total forward contracts designated as net investment hedging instruments	$122,757	$(123)		$123,846	$425
For the three and nine months ended September 30, 2026, we incurred a net gain of $1.2 million and a net loss of $4.7 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items. For the three and nine months ended September 30, 2025, we incurred a net loss of $3.8 million and $10.3 million, respectively, due to the impact of derivatives not designated as hedging instruments, which includes the forward costs, and the revaluation of the related hedged items.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the gain or loss recognized on our derivatives designated as net investment hedging instruments:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location on Consolidated Financial Statements	2026	2025	2026	2025
		(In thousands)
Difference between forward rate and spot rate of the forward contracts	Other (income) expense, net	$(876)	$(1,326)	$(2,783)	$(3,982)
Changes in fair value of forward contracts	Other comprehensive income (loss)	$(3,036)	$2,722	$376	$(6,133)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We measure the fair value of our debt for disclosure purposes. The following table presents the fair value of our debt:

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior notes (Level 1)	$473,835	$493,964	$511,405	$493,457
Convertible senior notes (Level 1)	1,043,142	1,130,635	—	—
Revolving credit facilities and term loans (Level 2)	831,666	842,636	948,501	951,789
Total debt	$2,348,643	$2,467,235	$1,459,906	$1,445,246
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
Commitments
We enter into various contracts related to the construction and development of our manufacturing facilities. As of September 30, 2026, the remaining commitments under these contracts were approximately $1,951 million.

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
We operate in a capital-intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of expected revenues and without firm customer commitments. We fund our operations, including capital expenditures and other investments and servicing principal and interest obligations with respect to our debt, from cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities and/or proceeds from any additional debt or equity financing. Our liquidity is affected by, among other factors, volatility in the global economy and credit markets, the performance of our business, our capital expenditures and other investment levels, other uses of our cash, including any payments of dividends and purchases of stock under any stock repurchase program, any acquisitions or investments in joint ventures and any decisions we might make to either repay debt and other long-term obligations out of our operating cash flows or refinance debt at or prior to maturity with the proceeds of debt or equity financings. As of September 30, 2026, we had cash and cash equivalents and short-term investments of $1,603.0 million and $773.2 million, respectively.
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
Financial Summary
Our net sales increased $3.6 million, or 0.2%, to $1,990.6 million for the three months ended September 30, 2026 compared to $1,987.0 million for the three months ended September 30, 2025, primarily due to growth in the computing and automotive and industrial end markets, partially offset by a decrease in the communications end market.
Gross margin for the three months ended September 30, 2026 increased to 18.3% compared to 14.3% for the three months ended September 30, 2025. The increase in gross margin was primarily due to an increase in the proportion of products sold with lower material content.
Operating income margin for the three months ended September 30, 2026 increased to 11.3% compared to 8.0% for the three months ended September 30, 2025, primarily due to the increase in our gross margin discussed above.
Our capital expenditures totaled $1,236.8 million for the nine months ended September 30, 2026 compared to $472.5 million for the nine months ended September 30, 2025. Our spending was primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.
Net cash provided by operating activities was $868.3 million for the nine months ended September 30, 2026 compared to $451.1 million for the nine months ended September 30, 2025. This increase was primarily due to higher operating profits, changes in contract liabilities due to customer advance payments and changes in working capital.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Materials	50.7%	57.5%	52.2%	54.6%
Labor	10.1%	9.2%	10.3%	10.8%
Depreciation	8.6%	7.5%	8.8%	9.0%
Other manufacturing costs	12.3%	11.5%	12.2%	12.7%
Gross margin	18.3%	14.3%	16.5%	12.9%
Selling, general and administrative	5.0%	4.2%	4.9%	4.4%
Research and development	2.0%	2.1%	2.2%	2.7%
Operating income	11.3%	8.0%	9.4%	5.9%
Net income attributable to Amkor	9.6%	6.4%	8.0%	4.2%

Net Sales

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Net sales	$1,990,557	$1,986,968	$3,589	0.2%	$5,573,223	$4,819,935	$753,288	15.6%
The increase in net sales for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to growth in the computing and automotive and industrial end markets, partially offset by a decrease in the communications end market. The computing and automotive and industrial end markets both grew 37% for the three months ended September 30, 2026 compared to 2025, primarily due to strength in datacenter and ADAS applications. The communications end market decreased 28% for the three months ended September 30, 2026 compared to 2025, primarily driven by timing for transfer of SiP programs from our factories in Korea to Vietnam and related preproduction activities.
The increase in net sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to growth across all end markets. The automotive and industrial and computing end markets grew 33% and 27%, respectively, for the nine months ended September 30, 2026 compared to 2025, primarily due to strong demand across advanced applications. Additionally, the communications and consumer end markets both grew 6% for the nine months ended September 30, 2026 compared to 2025, primarily driven by increased supported content in premium tier smartphones during the first half of the year and strength in traditional consumer products.
Gross Profit and Gross Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In thousands, except percentages)
Gross profit	$363,529	$284,490	$79,039	$921,151	$623,970	$297,181
Gross margin	18.3%	14.3%	4.0%	16.5%	12.9%	3.6%
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
Gross profit and gross margin increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in the proportion of products sold with lower material content.
Gross profit and gross margin increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher factory utilization driven by the increase in net sales and an increase in the proportion of products sold with lower material content, partially offset by increased overhead and employee compensation costs.
Selling, General and Administrative

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Selling, general and administrative	$99,026	$83,211	$15,815	19.0%	$274,917	$211,541	$63,376	30.0%
Selling, general and administrative expenses increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased employee compensation and software maintenance costs.
Selling, general and administrative expenses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the prior year net amount recognized for a cash receipt subject to bankruptcy proceedings related to our Nanium acquisition in May 2017 (“Nanium Insolvency Receipt”). The increase in selling, general and administrative expenses in 2026 compared to 2025 was also due to higher employee compensation and software maintenance costs, partially offset by a gain on disposal of fixed assets in 2026. The amount recognized from the Nanium Insolvency Receipt for the nine months ended September 30, 2025, net of amounts remitted to the selling shareholders, was $32.4 million. The gain recognized from the disposal of fixed assets for the nine months ended September 30, 2026 was approximately $21 million.
Research and Development

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Research and development	$39,792	$42,352	$(2,560)	(6.0)%	$121,382	$130,012	$(8,630)	(6.6)%
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
Research and development expenses decreased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to projects moving into production, partially offset by development projects in new advanced packaging technologies.

Other Income and Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages)
Interest expense	$17,916	$21,231	$(3,315)	(15.6)%	$52,597	$54,850	$(2,253)	(4.1)%
Interest income	(22,728)	(17,109)	(5,619)	32.8%	(59,120)	(46,554)	(12,566)	27.0%
Foreign currency (gain) loss, net	(547)	(62)	(485)	>100%	2,066	10,725	(8,659)	(80.7)%
Other, net	(92)	470	(562)	>(100)%	(336)	(4)	(332)	>100%
Total other (income) expense, net	$(5,451)	$4,530	$(9,981)	>(100)%	$(4,793)	$19,017	$(23,810)	>(100)%
Interest expense decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased capitalized interest associated with construction of the Arizona Facility.
Interest income increased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to increases in our cash and cash equivalent and available-for-sale debt investment balances. In addition, the increase in interest income for the nine months ended September 30, 2026 compared to 2025 was partially offset by lower interest rates.
The changes in foreign currency (gain) loss, net for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were primarily due to the weakening of the U.S. dollar compared to the foreign currencies of our subsidiaries and the associated impact on our unhedged net monetary exposures in 2025.
Income Tax Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In thousands)
Income tax expense	$39,243	$27,715	$11,528	$79,891	$59,813	$20,078
Income tax expense, which includes foreign withholding taxes, minimum taxes and certain tax credits, reflects the applicable tax rates in effect in the various countries where our income is earned and is subject to volatility depending on the relative mix of earnings in each location. Income tax expense increased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to an increase in income before income taxes.

During the nine months ended September 30, 2026 and 2025, our subsidiaries in Singapore and Vietnam operated under various conditional reduced tax rates. The conditional reduced tax rates granted to certain operations in Korea expired during 2025. As these conditional reduced tax rates expire, income earned in these jurisdictions will be subject to higher statutory income tax rates, which may cause our effective tax rate to increase.

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
As of September 30, 2026, we had cash and cash equivalents and short-term investments of $2,376.2 million. Included in our cash and short-term investments balances as of September 30, 2026 is $1,356.5 million held offshore by our foreign subsidiaries. We have the ability to access cash held offshore by our foreign subsidiaries primarily through the repayment of intercompany debt obligations. If we were to distribute this offshore cash to the United States as dividends from our foreign subsidiaries, the dividends generally would not be subject to U.S. federal income tax, but the distributions may be subject to foreign withholding and state income taxes.
For certain accounts receivable, we use non-recourse factoring arrangements with third-party financial institutions to manage our working capital and cash flows. Under these arrangements, we sell receivables to a financial institution for cash at a discount to the face amount. Available capacity under these arrangements is dependent on the level of our trade accounts receivable eligible to be sold, the financial institutions’ willingness to purchase such receivables and the limits provided by the financial institutions. These factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the creditworthiness of customers. For the nine months ended September 30, 2026 and 2025, we sold receivables totaling $30.4 million and $88.7 million, respectively, net of discounts and fees, which were insignificant for the respective periods.
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
The maximum amount available to draw under the 2025 Revolving Credit Facility is $1.0 billion. The 2025 Revolving Credit Facility includes an uncommitted optional accordion of up to $200.0 million, which may be incurred in the form of revolving commitment increases or term loans. As of September 30, 2026, we had availability of $1.0 billion under the 2025 Revolving Credit Facility. As of September 30, 2026, our foreign subsidiaries also had $62.1 million available to be borrowed under term loan credit facilities.
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
As of September 30, 2026, we had debt of $2,467.2 million, with $149.5 million payable within 12 months. As of September 30, 2026, the interest payment obligations, based on stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2026 for variable rate debt, were $330.3 million during the remaining term of the debt. Interest payment obligations payable within 12 months were $64.3 million. We were in compliance with all debt covenants as of September 30, 2026, and we expect to remain in compliance with these covenants for at least the next 12 months. For additional information regarding our debt arrangements, please refer to Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
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
We lease certain machinery and equipment, office space and manufacturing facilities. As of September 30, 2026, our total remaining operating lease obligations and finance lease obligations were $98.5 million and $185.6 million, respectively, with $25.2 million and $52.2 million payable within 12 months, respectively. The lease obligations represent our future minimum lease payments including interest payments.
We have off-balance sheet purchase obligations for capital expenditures, long-term supply contracts and other contractual commitments. As of September 30, 2026, the purchase obligations were $2,687.6 million, with $2,635.3 million payable within 12 months.
We enter into customer advance payment agreements from time to time, some of which require standby letters of credit. As of September 30, 2026, we expect to receive approximately $1.9 billion of customer advance payments in the next 12 months, $200 million of which will require a standby letter of credit upon receipt. In October 2026, we entered into an advance payment agreement with a customer pursuant to which we expect to receive approximately $1.3 billion in 2027. For additional information regarding our customer advance payments, please refer to Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Capital Returns
In November 2022, we announced our intention to return 40 percent to 50 percent of cumulative free cash flow generated over time, beginning 2022. This return may be in the form of dividends and stock repurchases, subject to a variety of factors, including strategic investments, other capital allocation priorities and Board of Directors’ approval.
During the nine months ended September 30, 2026, we paid total quarterly cash dividends of $62.1 million, and we currently anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, debt restrictions and other factors.
On April 23, 2026, our Board of Directors adopted a stock repurchase program (the “Stock Repurchase Program”) authorizing the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses. Under the Stock Repurchase Program, the purchase of stock may be made in the open market or through privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will depend upon a variety of factors including economic and market conditions, the cash needs and investment opportunities for the business, the current market price of our stock, applicable legal requirements and other factors. During the nine months ended September 30, 2026, we repurchased 0.7 million shares of common stock for an aggregate purchase price of $32.3 million. At September 30, 2026, $267.7 million was available for repurchase.

Capital Resources
We make significant capital expenditures in order to service the demand of our customers. During the nine months ended September 30, 2026, our capital expenditures totaled $1,236.8 million, which are primarily focused on investments in advanced packaging and test equipment and the Arizona Facility.
We expect that our 2026 capital expenditures will be approximately $2.5 billion. The increase from 2025 is primarily due to the construction of the Arizona Facility. Ultimately, the amount of our 2026 capital expenditures will depend on several factors including, among others, the timing and implementation of any capital projects under review, including the progress of construction of the Arizona Facility, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times and the availability of cash flows from operations or financing. The primary sources of funds for our capital expenditures are cash flows from operations, current cash and cash equivalents, short-term investments, borrowings under available credit facilities and proceeds from any additional debt or equity financings. Please refer to Note 7 and Note 11 to our Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information on our investments and borrowings, respectively.

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

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025, was as follows:

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities	$868,345	$451,126
Investing activities	(1,344,185)	(554,517)
Financing activities	833,512	518,863
Operating activities:  Our cash flow provided by operating activities for the nine months ended September 30, 2026 increased by $417.2 million compared to the nine months ended September 30, 2025, primarily due to higher operating profits, changes in contract liabilities due to customer advance payments and changes in working capital.
Investing activities:  Our cash flow used in investing activities for the nine months ended September 30, 2026 increased by $789.7 million compared to the nine months ended September 30, 2025, primarily due to higher payments for property, plant and equipment and net payments for short-term investments in the current year. Payments for property, plant and equipment can fluctuate based on the timing of purchase, receipt and acceptance of equipment.
Financing activities:  The changes in financing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were primarily due to increased net debt borrowings, partially offset by payments for Capped Calls and repurchase of common stock.
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

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$868,345	$451,126
Payments for property, plant and equipment	(1,236,806)	(472,531)
Proceeds from sale of and grants for property, plant and equipment	49,393	8,248
Free cash flow	$(319,068)	$(13,157)
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
We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and liabilities on our Consolidated Balance Sheets that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2026 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming that all foreign currencies appreciated 10% against the U.S. dollar and taking into account our foreign currency forward contracts, our income before taxes for the nine months ended September 30, 2026 would have been approximately $21 million lower, due to the remeasurement of monetary assets and liabilities.
In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2026, approximately 90% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen. For the nine months ended September 30, 2026, approximately 60% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and costs associated with property, plant and equipment. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currencies where our production facilities are located and largely consisted of labor. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated income and expenses in the future will result in higher sales, higher cost of sales and operating expenses, with cost of sales and operating expenses having the greater impact on our financial results. Similarly, our sales, cost of sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2026 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and operating expenses. Assuming that all foreign currencies appreciated 10% against the U.S. dollar, our operating income for the nine months ended September 30, 2026 would have been approximately $132 million lower.

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
Our Consolidated Financial Statements are impacted by changes in exchange rates at the entity where the local currency is the functional currency. To mitigate this impact, we started to hedge certain net investment positions in foreign subsidiaries by entering into foreign currency forward contracts that are designated as hedges of net investments beginning in April 2024. The effect of foreign exchange rate translation for these entities, inclusive of our foreign currency forward contracts, was a gain of $4.5 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively, and was recognized as an adjustment to equity through other comprehensive income (loss).
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
The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2026:

	2026 - Remaining	2027	2028	2029	2030	Thereafter	Total	Fair Value
	($ in thousands)
Fixed rate debt	$49,872	$132,841	$112,893	$40,658	$18,932	$1,650,000	$2,005,196	$1,861,403
Average interest rate	2.0%	2.0%	2.1%	2.2%	2.4%	1.8%	1.8%
Variable rate debt	$3,125	$12,500	$25,000	$25,000	$425,000	$—	$490,625	$487,240
Average interest rate	5.8%	5.8%	5.8%	5.8%	5.8%	—%	5.8%
Total debt maturities	$52,997	$145,341	$137,893	$65,658	$443,932	$1,650,000	$2,495,821	$2,348,643
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
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026 and concluded those disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•political instability, conflicts (such as the ongoing war between Russia and Ukraine, conflicts in the Middle East and tensions between China and Taiwan) and government shutdowns, civil disturbances and international events;
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
Our business could be materially and adversely affected if our information technology systems are disrupted or if we are unable to successfully install new systems or improve, upgrade, integrate or expand upon our existing systems. We maintain insurance policies for various types of information security risks, including network security and privacy liability for third-party claims, and business interruption and system failure reimbursement coverage, but we do not carry insurance for all the above referred risks. With regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses. As a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected by a disruption, failure or breach of our information technology systems.
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
We have a substantial amount of debt, and the terms of the agreements governing our indebtedness allow us and our subsidiaries to incur more debt, subject to certain limitations. As of September 30, 2026, our total debt balance was $2,467.2 million, of which $149.5 million was classified as a current liability and $845.8 million was collateralized indebtedness. We may consider investments in joint ventures, increased capital expenditures, refinancings or acquisitions which may increase our indebtedness. If new debt is added to our consolidated debt level, the related risks that we face could increase.
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
Borrowings under our credit facility, including the outstanding term loan, are at variable rates of interest and as a result expose us to interest rate risk. Interest rates increased throughout 2022 and 2023 before stabilizing and declining in 2024 and 2025. In September 2026, the Federal Reserve raised its interest rates, its first increase since 2023. As a result of this increase and the potential for further increases, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We currently do not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. Further, significant changes in our credit rating, disruptions in the global financial markets, including bank failures, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse effect on our access to and cost of capital for future financings, and financial condition.
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
Certain provisions in the 2031 Notes and the indenture governing the 2031 Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their 2031 Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture for the 2031 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2031 Notes and the indenture governing the 2031 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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
As of September 30, 2026, Susan Y. Kim, the Chairman of our Board of Directors, and members of the Kim family and affiliates owned approximately 122.6 million shares, or approximately 49.5%, of our outstanding common stock. The Kim family also has options to acquire approximately 0.1 million shares. If the options are exercised, the Kim family’s total ownership would be an aggregate of approximately 122.7 million shares, or approximately 49.5% of our outstanding common stock.
In June 2013, the Kim family exchanged convertible notes issued by Amkor in 2009 for approximately 49.6 million shares of common stock (the “Convert Shares”). As of September 30, 2026, the Kim family owns approximately 29.6 million Convert Shares. The Convert Shares owned by the Kim family are subject to a voting agreement. The voting agreement requires the Kim family to vote these shares in a “neutral manner” on all matters submitted to our stockholders for a vote, so that such Convert Shares are voted in the same proportion as all of the other outstanding securities (excluding the other shares owned by the Kim family) that are actually voted on a proposal submitted to Amkor’s stockholders for approval. The Kim family is not required to vote in a “neutral manner” any Convert Shares that, when aggregated with all other voting shares held by the Kim family, represent 41.6% or less of the total then-outstanding voting shares of our common stock. The voting agreement for the Convert Shares terminates upon the earliest of (i) such time as the Kim family no longer beneficially owns any of the Convert Shares, (ii) consummation of a change of control (as defined in the voting agreement) or (iii) the mutual agreement of the Kim family and Amkor.
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
In December 2024, the Commerce Department awarded us up to $407 million in direct funding pursuant to the CHIPS Act for the Arizona Facility. This award requires us to achieve construction and production milestones and restricts us from undertaking certain activities. Our progress toward these milestones may be delayed by factors outside of our control, including shortages of or delays in obtaining materials, equipment and skilled labor, permitting or regulatory delays, severe weather, natural disasters and other events affecting the construction or operation of the Arizona Facility. We cannot guarantee that we will successfully achieve and maintain outcomes or be able to comply with other obligations required to qualify for this award or that the Commerce Department will provide or continue to provide such funding. The award arrangements provide the Commerce Department with rights to audit our compliance with their terms and obligations, and such audits could result in modifications to, or termination of, the award. To a lesser extent, we also receive incentives from state and local governments for the Arizona Facility, which have similar terms and conditions. Any awards or incentives we receive could be subject to reduction, termination, or clawback, and any decrease, termination, or clawback of such government awards and incentives could have a material adverse effect on our business, results of operations or financial condition.
General Risk Factors
Our business and financial condition has been adversely affected, and could be adversely affected in the future, by natural disasters and other calamities, health conditions or pandemics, political instability, hostilities or other disruptions.
We have significant packaging and test services and other operations in China, Japan, Korea, Malaysia, the Philippines, Portugal, Singapore, Taiwan and Vietnam, and the Arizona Facility is a new factory under construction in the United States. Such operations are or could be subject to: natural disasters, such as earthquakes, tsunamis, typhoons, floods, droughts, extreme heat, volcanoes, heavy winds and other severe weather and geological events, and other calamities, such as fire; the outbreak of infectious diseases (such as Covid-19 and other coronaviruses, Ebola or flu); industrial strikes; government-imposed travel restrictions or quarantines; breakdowns of equipment; difficulties or delays in obtaining materials, equipment, utilities and services, including electricity and water; political events or instability; sanctions imposed by the U.S. and other countries in connection with geopolitical tensions; changes in trade policies, including the imposition of tariffs, export controls or other trade barriers; acts of war or armed conflict (such as ongoing war between Russia and Ukraine, conflicts in the Middle East, tensions between China and Taiwan and recent U.S. military action in Venezuela); terrorist incidents and other hostilities in regions where we have facilities; and industrial accidents and other events, that could disrupt or even shut down our operations. While our global manufacturing footprint may allow us to shift production to other factories without substantial cost or production delays, certain of our services are currently performed using equipment located in one or only a subset of our factories. A major disruption or shutdown of any such factory could completely impair our ability to perform those services or require us to shift them to another location. As a result, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($) (b)
July 1 - July 31	165,455	$46.72	165,373	$292,276,367
August 1 - August 31	451,406	48.37	448,922	270,578,063
September 1 - September 30	63,243	45.94	63,243	267,672,493
Total	680,104	$47.74	677,538
(a)Includes shares of common stock surrendered to us to satisfy tax withholding obligations associated with the shares issued to employees in connection with share-based compensation.
(b)On April 23, 2026, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, exclusive of any fees, commissions or other expenses, under the Stock Repurchase Program. During the three months ended September 30, 2026, we purchased 0.7 million shares of common stock for an aggregate purchase price of $32.3 million for an average price of $47.71. At September 30, 2026, $267.7 million was available for repurchase. Repurchases of our common stock under the Stock Repurchase Program are funded with available cash, and the Stock Repurchase Program may be suspended or discontinued at any time.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On August 6, 2026, Kevin K. Engel, Amkor’s President and Chief Executive Officer adopted a “Rule 10b5-1 trading arrangement” as such term is defined in paragraph (a) of Item 408 of Regulation S-K promulgated under the Securities Act, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Engel’s Rule 10b5-1 trading arrangement will terminate on the earliest of: (a) May 5, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades have expired; and (c) the date on which Mr. Engel gives notice to terminate his Rule 10b5-1 trading arrangement. 6,000 shares of our common stock are to be sold under Mr. Engel’s Rule 10b5-1 trading arrangement.

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

Date: October 27, 2026